Form 10QSB
period 1999-03-31
HEALTHTRONICS INC /GA
filed 1999-06-28
CIK 1018871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1999

                                       or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-14921

                               HEALTHTRONICS, INC.

             (Exact name of registrant as specified in its charter)

          GEORGIA                                               58-221066
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

425 FRANKLIN ROAD, SUITE 545
MARIETTA, GEORGIA                                                 30067
(Address of principal executive                                (Zip Code)
offices)

                                 (770) 419-0691
              (Registrant's telephone number, including area code)
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES         NO  X
                                    ---        ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock.

       9,665,342 SHARES OF NO PAR VALUE COMMON STOCK AS OF JUNE 15, 1999

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                                                 Page
Item 1.           Financial Statements
                           Consolidated Balance Sheets as of March 31, 1999
                            (unaudited) and December 31, 1998                                     3

                           Consolidated Unaudited Statements of Operations
                           for the three months ended March 31, 1999 and 1998                     5

                           Consolidated Unaudited Statements of Cash Flows
                           for the three months ended March 31, 1999 and 1998                     6

                           Notes to Consolidated Financial Statements                             8

Item 2.                    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                  10

PART II.                   OTHER INFORMATION

Item 5.                    Other Information                                                     14

Item 6.                    Exhibits and Reports on Form 8-K                                      14

                           Signatures                                                            14

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                  MARCH 31,        DECEMBER 31,
                                                                    1999               1998
                                                                ------------       ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                    $  1,043,819       $    801,563
   Trade accounts receivable, less allowance for doubtful
     accounts of $137,124 and $142,682 at March 31, 1999
     and December 31, 1998, respectively                           3,013,373          2,796,351
   Inventory                                                       1,106,248          1,179,298
   Due from affiliated equity partnerships                           145,668            126,102
   Vendor deposits                                                   320,225                 --
   Prepaid expenses                                                  379,819            256,353
   Deferred income taxes                                             253,273            253,273
                                                                ------------       ------------
Total current assets                                               6,262,425          5,412,940

Property and equipment, at cost:
   Medical devices placed in service                               6,080,265          5,434,293
   Office equipment, furniture and fixtures                           71,642             56,095
   Vehicles and accessories                                          317,530            263,986
                                                                ------------       ------------
                                                                   6,469,437          5,754,374
   Less accumulated depreciation                                  (1,142,787)          (819,757)
                                                                ------------       ------------
Net property and equipment                                         5,326,650          4,934,617

Deferred income taxes                                                297,699            297,699
Partnership investments                                              271,942            241,848
Goodwill (net of accumulated amortization of $178,385 and
   $124,280 at March 31, 1999 and December 31, 1998,
   respectively)                                                   3,067,855          3,121,960
Patent license (net of accumulated amortization of $37,496
   and $35,000 for March 31, 1999 and December 31, 1998,
   respectively)                                                      62,504             65,000
Other assets                                                          44,211             40,803
                                                                ------------       ------------
Total assets                                                    $ 15,333,286       $ 14,114,867
                                                                ============       ============

                                                                MARCH 31,       DECEMBER 31,
                                                                  1999             1998
                                                               -----------      -----------
                                                               (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                      $   763,742      $   655,840
   Customer deposits                                                30,000               --
   Short-term borrowings                                           657,050          193,256
   Income taxes payable                                            114,074               --
   Warranty accrual                                                286,843          295,829
   Other accrued expenses                                          491,645          434,389
   Current portion of long-term debt                             1,209,947        1,209,947
                                                               -----------      -----------
Total current liabilities                                        3,553,301        2,789,261



Long-term debt, less current portion                             2,075,085        2,231,215
Minority interest                                                1,764,148        1,469,678
                                                               -----------      -----------
Total liabilities                                                7,392,534        6,490,154




Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at March 31, 1999
       and December 31, 1998
     Issued and outstanding - 9,665,342 shares at
       March 31, 1999 and December 31, 1998                      7,403,226        7,403,226
   Retained earnings                                               537,526          221,487
                                                               -----------      -----------
                                                                 7,940,752        7,624,713
                                                               -----------      -----------
Total liabilities and shareholders' equity                     $15,333,286      $14,114,867
                                                               ===========      ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                           1999              1998
                                                       -----------       -----------

Net revenue                                            $ 4,646,327       $ 2,422,419

Cost of goods sold, rentals and services provided        1,858,045         1,552,720
                                                       -----------       -----------
                                                         2,788,282           869,699

Salaries, wages and benefits                               511,729           281,540
General and administrative expenses                        812,164           373,656
                                                       -----------       -----------
                                                         1,464,389           214,503

Equity in earnings of unconsolidated partnerships           20,787                --
Interest expense                                          (105,104)          (12,258)
Interest income                                              8,434            12,489
                                                       -----------       -----------
Net income before minority
   interest and income taxes                             1,388,506           214,734
Minority interest                                         (895,326)           (9,013)
                                                       -----------       -----------
Net income before income taxes                             493,180           205,721
Provision for income taxes                                 177,141                --
                                                       ===========       ===========
Net income                                             $   316,039       $   205,721
                                                       ===========       ===========
Basic and diluted income per common share:
   Basic                                               $      0.03       $      0.02
                                                       ===========       ===========
   Diluted                                             $      0.03       $      0.02
                                                       ===========       ===========
Weighted average common shares outstanding:
   Basic                                                 9,665,342         8,655,231
                                                       ===========       ===========
   Diluted                                               9,979,175         8,967,064
                                                       ===========       ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                               1999             1998
                                                            ----------------------------
OPERATING ACTIVITIES
Net income                                                  $ 316,039       $   205,721
Adjustments to reconcile net income to cash provided
   by (used in) operating activities:
     Depreciation and amortization                            379,631            60,241
     Deferral of profit on medical device sales to
       related parties                                             --           410,061
     Equity in earnings of unconsolidated partnerships         20,787                --
     Minority interest in subsidiaries, net of
       distributions to minority interests                    294,470            17,607
     Changes in operating assets and liabilities,
       net of businesses acquired:
         Trade accounts receivable                           (217,022)       (1,458,037)
         Due from affiliated equity partnerships              (19,566)        1,142,338
         Inventory                                             73,050           402,682
         Vendor deposits                                     (320,225)         (265,240)
         Prepaid expenses and other                          (126,874)          (95,218)
         Trade accounts payable                               107,902          (955,430)
         Customer deposits                                     30,000          (244,900)
         Warranty accrual                                      (8,986)          132,650
         Income taxes payable                                 114,074                --
         Accrued expenses                                      57,256           (39,919)
                                                             --------        ----------

Net cash provided by (used in) operating activities           700,536          (687,444)

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                             1999               1998
                                                         --------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment                         (715,063)          (38,562)
Acquisition of partnership interest                          (50,881)          (12,500)
                                                         -----------       -----------
Net cash used in investing activities                       (765,944)          (51,062)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                            --            60,000
Principal payments on long-term debt                        (156,130)          (35,560)
Proceeds from short-term borrowings                        1,775,000                --
Principal payments on short-term borrowings               (1,311,206)         (200,000)
                                                         -----------       -----------
Net cash provided by (used in) financing activities          307,664          (175,560)
                                                         -----------       -----------

Net increase in cash and cash equivalents                    242,256          (914,066)
Cash and cash equivalents at beginning of period             801,563         1,796,694
                                                         -----------       -----------
Cash and cash equivalents at end of  period              $ 1,043,819       $   882,628
                                                         ===========       ===========





See accompanying notes.

                       HealthTronics, Inc and Subsidiaries
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

                  The accompanying consolidated financial statements include the accounts of HealthTronics, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

                  In the opinion of HealthTronics management, the accompanying unaudited consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The information presented in these financial statements has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These financial statements should be read in conjunction with HealthTronics' Form SB-2 filed with the Securities and Exchange Commission on May 14, 1999.

                  Preparation of these interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results may not be indicative of the results that may be expected for the year.

2.       Description of Business

                           HealthTronics, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of obtaining approval (Pre-Market Approval - "PMA") from the Food & Drug Administration ("FDA") for certain products manufactured by HMT High Medical Technologies GmbH ("HMT"), a Swiss corporation, in particular, certain medical devices utilizing shock wave therapies, known as the LithoTron and the OssaTron. Both products are already being used outside the United States and Canada. During 1997, the Company received approval for the LithoTron. The Company is currently establishing test sites for the OssaTron FDA clinical trials.

                  In 1996, HMT granted to the Company the right to purchase the manufacturing rights to the LithoTron and OssaTron medical devices. The Company also operates under the terms of a distribution agreement with HMT that grants the Company the exclusive right to make, use, sell and lease the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.

                  With each FDA approval, it is the Company's intent to generate revenues from three sources: 1) sales of medical devices including related accessories; 2) recurring revenues from licensing fees, sales of consumable products and maintenance of equipment; and 3) investment income generated from partnerships and joint ventures with physicians, dealerships and hospitals that purchase equipment from the Company, as well as management fees from such entities.

                  In January 1997, the Company formed a wholly-owned subsidiary, Tenn-Ga Prostate Therapies, LLC ("TGP"), a Georgia limited liability company. TGP owns and leases a prostate therapy medical device to various hospitals in the Southeast. During September 1997, the Company transferred 33% of TGP to certain individuals in exchange for the personal guarantees of such individuals of TGP's long-term debt.

                  Effective April 1, 1997, the Company entered into a Distributor Agreement and an Entity Interest Agreement with U.S. Lithotripsy, LP ("USL"), a Texas limited partnership, and with Litho Management, Inc. ("LMI"). This Distributorship Agreement grants USL an exclusive right to sell, use, lease and distribute the Company's products in a 19 state area and a non-exclusive right (subject to approvals by the

         Company) to sell, use, lease and distribute the Company's products in other states. The Entity Interest Agreement granted the Company a 40% ownership interest (0.4% general partnership ownership interest and 39.6% limited partnership ownership interest) in USL in return for the issuance of 200,000 no par value shares of the Company's common stock valued at $1.00 per share as determined by management in absence of a readily trading market. The Entity Interest Agreement also granted LMI a 0.6% general partnership ownership interest in USL (the remaining 59.4% limited partnership interest in USL is owned by independent shareholders).

                  The April 1, 1997 Entity Interest Agreement constituted the formation of USL as a limited partnership entity. Subsequent to April 1, 1997, USL made a number of investments as the sole general partner in several separate partnerships with equity interests ranging from 10% to 99% (the "second tier partnerships"), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies. As the sole general partner, USL consolidates the second tier partnerships. The Company used the equity method of accounting for their investment in USL as the Company was not the majority general partner.

                  On May 1, 1998, the Company purchased 100% of the outstanding stock of LMI in exchange for 700,000 no par value shares of the Company's common stock valued at $3.00 per share as determined by management in absence of a readily trading market. The acquisition has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed of LMI (consolidated with USL as LMI is the majority general partner of USL) based on their estimated fair values as of the date of acquisition. The total purchase price (including the value of the 200,000 shares previously issued to USL) in excess of the market value of net tangible assets and identifiable intangible assets acquired of approximately $2,352,000 was recorded as goodwill and is being amortized over 15 years.


3.       INVENTORY

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                      MARCH 31,       DECEMBER 31,
                        1999             1998
                     ----------      ------------
                     (UNAUDITED)

Medical devices      $1,038,248      $1,091,498
Consumables              68,000          87,800
                     ----------      ----------
                     $1,106,248      $1,179,298
                     ==========      ==========

3.       Earnings Per Share Information

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted income (loss) per share with basic and diluted income (loss) per share. Unlike primary income (loss) per share, the calculation of basic income (loss) per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted income (loss) per share is very similar to the previously reported fully diluted income (loss) per share.

                  HealthTronics' per share amounts for all periods have been presented in accordance with the provisions of SFAS No. 128. Basic and diluted income per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options) are excluded from the computation of diluted income per share if the effect would be dilutive.

                  The following table sets forth the computation of earnings per share:


                                         Three Months Ended March 31,
                                             1999          1998
                                         ----------      ---------
Numerator: Net income                     $ 316,039      $ 205,721
                                          =========      =========
Denominator for weighted average
      shares outstanding                  9,665,342      8,655,231
Basic earnings per share                       0.03           0.02
Effect of dilutive securities:
      Weighted average shares
          outstanding                     9,665,342      8,655,231
      Stock options                         313,833        311,833
Denominator for diluted earnings per
      share                               9,979,175      8,967,064
Diluted earnings per share                     0.03           0.02


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.


RESULTS OF CONSOLIDATED OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net Revenue: Net revenue increased from $2,422,419 for the three months ended March 31, 1998 to $4,646,327 for the three months ended March 31, 1999, an increase of 92%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and (2) HealthTronics' increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $1,552,720 for the three months ended March 31, 1998 to $1,858,045 for the three months ended March 31, 1999, an increase of 20%. This is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and increased leasing activity.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $281,540 for the three months ended March 31, 1998 to $511,729 for the three months ended March 31, 1999, an increase of 82%. This is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations.

         General and Administrative Expenses: General and administrative expenses increased from $373,656 for the three months ended March 31, 1998 to $812,164 for the three months ended March 31, 1999, an increase of 117%. This is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and (2) the increase in expenses incurred in the clinical trials of the OssaTron, over the corresponding period.

         Equity in Earnings of Unconsolidated Subsidiaries: Equity in earnings of unconsolidated subsidiaries increased from $0 for the three months ended March 31, 1998 to $20,787 for the three months ended March 31, 1999. This increase is attributable to our investment in two additional partnerships accounted for on the equity basis.

         Interest Expense: Interest expenses increased from$12,258 for the three months ended March 31, 1998 to $105,104 for the three months ended March 31, 1999, an increase of 757%. This is attributable to the increase in debt resulting from the consolidation of subsidiary partnerships due to the acquisition of the remaining interest in US Lithotripsy.

         Interest Income: Interest income decreased from $12,489 for the three months ended March 31, 1998 to $8,434 for the three months ended March 31, 1999, a decrease of 32%. This decrease is due to the use of available cash balances to fund capital investment and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sales of medical devices. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including officers of HealthTronics. In July, 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. As of March 31, 1999 we have $351,109 outstanding under the equipment financing line and $475,000 outstanding under the line of credit. All other borrowings are similar to those in place at December 31, 1998.

CAUTIONARY STATEMENTS

         Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods is the inability to complete the initial public offering (discussed below) at the maximum level.


IMPACT OF YEAR 2000

COMPLIANCE

                  Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. In addition, year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

STATE OF READINESS

                  We are in the process of evaluating the potential impact of the year 2000 issue. We are taking steps to ensure that our business systems software and equipment will continue to function properly after December 31, 1999. In doing so, we have formed a committee, chaired by our executive vice president, which will work directly with management to:

                  - assess and test all internal information systems and other systems that may be affected by the year 2000 date change;
                  - assess and test our products that may be affected by the year 2000 date change;
                  - communicate with third parties that supply our products to ensure they are addressing the year 2000 issue; and
                  - compose a contingency and disaster recovery plan to ensure resolution of problems that may arise as a result of the year 2000 date change.

                  We expect to complete this assessment by September 30, 1999. Until then, we will not be able to determine the ultimate costs of becoming year 2000 compliant, the risks of non-compliance and our ability to conduct our business under a contingency plan.

                  HMT, our sole inventory supplier, has provided documentation certifying that the software for the LithoTron and OssaTron systems contain no date-dependent functions. Therefore, our products themselves do not appear to present any year 2000 issues. With respect to our information regarding technology business systems, the assessment of equipment and software was started in September 1998. Many vendors of material hardware and software components of our systems have indicated that the products used by us are currently year 2000 compliant.

                  We have begun testing to determine that our internal systems are year 2000 compliant. We expect to complete testing and establish compliance with respect to all of our systems and products by September 30, 1999, although there may be possible equipment upgrades during 1999 and ongoing communications with third parties. We believe that this time frame will allow internal auditing and testing of our systems, as well as further remediation, if necessary.

COSTS

                  To date, we have not incurred any material expenditures in connection with identifying, evaluating or addressing year 2000 compliance issues. Most of our past and anticipated expenses relate to the operating costs associated with time spent by employees in the evaluation process and year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of revisions to our systems should revisions be required or of the replacement of third-party software, hardware or services that are determined not to be year 2000 compliant. Although we do not anticipate that the expenses will be material, the expenses, if higher than anticipated, could adversely affect our financial performance.

RISKS

                  We are not currently aware of any year 2000 compliance problems relating to our products and systems that would have a material adverse effect on our business, results of operations and financial condition, taking into account our efforts to avoid or fix the problems. There can be no assurance that we will not discover year 2000 compliance problems in our systems that will require substantial revision. Our specific year 2000 risks are the inability of HMT to supply inventory and the failure of our service provider to perform necessary services. These specific risks could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Regardless of the year 2000 compliance of our internal systems and products, we may be adversely affected by disruptions in the operations of the enterprises with which we interact. These business enterprises include suppliers, both domestic and international, clinical research organizations, joint venture partners, governmental agencies, hospitals, physicians and other third parties. We cannot reasonably predict the impact on our operations and financial condition if any businesses are adversely affected by the year 2000 issues.

                  Statements made above about the implementation of various phases of our year 2000 program, the costs expected to be associated with that program and the results we expect to achieve constitute forward-looking information. There are many uncertainties involved in the year 2000 issue and the following important factors, among others, could affect the impact of the year 2000 issue:

                  - the inherent uncertainty of the costs and timing of achieving compliance on the systems used by us;
                  - the reliance on the efforts of vendors, customers, government agencies and other third parties beyond our control to achieve adequate compliance and avoid disruption of our business in early 2000; and
                  - the uncertainty of the ultimate costs and consequences of any unanticipated disruption of our business resulting from the failure of one of our applications or of a third party's systems.

CONTINGENCY PLAN

                  As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed a complete contingency plan. The results of internal testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of our contingency plans, if any.

PART II.          OTHER INFORMATION

Item 5.           Other Information

HealthTronics, Inc. filed a Registration Statement on Form SB-2 for the offer and sale of a minimum of 83,334 shares and a maximum of 1,000,000 shares of common stock at $6.00 per share. The Registration Statement was declared effective on May 17, 1999, and the offering commenced on May 20, 1999.

The offering will be open for an initial period ending August 15, 1999. If the minimum number of shares is sold the offering may be open until February 20, 2000. The proceeds will be held in escrow according to the terms of the offering.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits - See Exhibit Index on Page 15

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended March 31, 1999.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HEALTHTRONICS, INC.

                                           By:/s/ Victoria W. Beck
                                              ---------------------------------

                                              Victoria W. Beck
                                              Chief Financial Officer

                                           Date:  June 24, 1999

                               HEALTHTRONICS, INC.

                                INDEX TO EXHIBITS


No.      Exhibit


27       Financial Data Schedule, March 31, 1999