Form 10QSB
period 1999-06-30
HEALTHTRONICS INC /GA
filed 1999-08-09
CIK 1018871

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1999

                                       or

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

                               YES           NO    X
                                  -----        -----

            Indicate the number of shares outstanding of each of the
                       issuer's classes of common stock.

        9,715,342 SHARES OF NO PAR VALUE COMMON STOCK AS OF JULY 31, 1999

================================================================================

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB

PART I.           FINANCIAL INFORMATION
                                                                                       Page
Item 1.           Financial Statements
                         Consolidated Balance Sheets as of June 30, 1999
                          (unaudited)  and December 31, 1998                            3

                         Consolidated Unaudited Income Statement
                         for the three months ended June 30, 1999 and 1998
                         and for the six months ended June 30, 1999 and 1998            5

                         Consolidated Unaudited Statements of Cash Flows for
                         the three months ended June 30, 1999 and 1998 and for
                         the six months ended June 30, 1999 and 1998                    6

                         Notes to Consolidated Financial Statements                     8

Item 2.                  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                          10

PART II.                 OTHER INFORMATION

Item 5.                  Other Information                                             15

Item 6.                  Exhibits and Reports on Form 8-K                              15

                         Signatures                                                    15

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                          JUNE 30,         DECEMBER 31,
                                                                            1999               1998
                                                                       --------------------------------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $    850,421        $    801,563
   Trade accounts receivable, less allowance for doubtful
     accounts of $23,988 and $142,682 at June 30, 1999 and
     December 31, 1998, respectively                                      4,028,886           2,796,351
   Inventory                                                                937,749           1,179,298
   Due from affiliated equity partnerships                                  157,881             126,102
   Vendor deposits                                                           19,917                  --
   Prepaid expenses                                                         532,225             256,353
   Deferred income taxes                                                    253,273             253,273
                                                                       --------------------------------
Total current assets                                                      6,780,352           5,412,940

Property and equipment, at cost:
   Medical devices placed in service                                      6,339,872           5,434,293
   Office equipment, furniture and fixtures                                  86,820              56,095
   Vehicles and accessories                                                 846,056             263,986
                                                                       --------------------------------
                                                                          7,272,748           5,754,374
   Less accumulated depreciation                                         (1,490,120)           (819,757)
                                                                       --------------------------------
Net property and equipment                                                5,782,628           4,934,617

Deferred income taxes                                                       297,699             297,699
Partnership investments                                                     299,047             241,848
Goodwill (net of accumulated amortization of $232,490 and
   $124,280 at June 30, 1999 and December 31, 1998,
   respectively)                                                          3,013,750           3,121,960
Patent license (net of accumulated amortization of $39,996
   and $35,000 at June 30, 1999 and December 31, 1998,
   respectively)                                                             60,004              65,000
Other assets                                                                 35,940              40,803
                                                                       --------------------------------
Total assets                                                           $ 16,269,420        $ 14,114,867
                                                                       ================================

                                                                          JUNE 30,         DECEMBER 31,
                                                                            1999               1998
                                                                       --------------------------------
                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  1,013,141        $    655,840
   Customer deposits                                                         30,000                  --
   Short-term borrowings                                                    621,123             193,256
   Income taxes payable                                                     211,569                  --
   Warranty accrual                                                         424,958             295,829
   Other accrued expenses                                                   872,871             434,389
   Deferred profit                                                           54,000                  --
   Current portion of long-term debt                                      1,098,208           1,209,947
                                                                       --------------------------------
Total current liabilities                                                 4,325,870           2,789,261



Long-term debt, less current portion                                      1,809,575           2,231,215
Minority interest                                                         1,695,683           1,469,678
                                                                       --------------------------------
Total liabilities                                                         7,831,128           6,490,154

Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at June 30, 1999 and
       December 31, 1998
     Issued and outstanding - 9,715,342 and 9,665,342
       shares at June 30, 1999 and December 31, 1998,
      respectively                                                        7,453,226           7,403,226
   Retained earnings                                                        985,066             221,487
                                                                       --------------------------------
                                                                          8,438,292           7,624,713
                                                                       --------------------------------
Total liabilities and shareholders' equity                             $ 16,269,420        $ 14,114,867
                                                                       ================================

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                          Consolidated Income Statement
                                   (Unaudited)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  1999           1998           1999           1998
                                              ---------------------------------------------------------

Net revenue                                   $ 7,008,685    $ 4,346,613    $ 11,655,012    $ 6,769,032

Cost of goods sold, rentals and
   services provided                            3,359,262      2,426,619       5,217,307      3,979,339
                                              ---------------------------------------------------------
                                                3,649,423      1,919,994       6,437,705      2,789,693

Salaries, wages and benefits                      804,751        343,958       1,316,480        625,498
General and administrative
   expenses                                     1,052,038        532,735       1,883,443        906,391
                                              ---------------------------------------------------------
                                                1,792,634      1,043,301       3,237,782      1,257,804


Equity in earnings of unconsolidated
   partnerships                                    24,076         62,105          44,863         62,105
Minority interest                                (965,071)      (463,579)     (1,860,397)      (472,592)
Interest expense                                  (76,046)       (37,090)       (176,323)       (49,348)
Interest income                                        --          7,224           3,607         19,713
Partnership distributions                          34,992         16,750          54,233         16,750
                                              ---------------------------------------------------------

Net income before income taxes                    810,585        628,711       1,303,765        834,432
Provision for income taxes                       (363,045)      (166,886)       (540,186)      (166,886)
                                              ---------------------------------------------------------
Net income                                    $   447,540    $   461,825    $    763,579    $   667,546
                                              =========================================================
Basic and diluted income per common share:
   Basic                                      $      0.05    $      0.05    $       0.08    $      0.08
                                              =========================================================
   Diluted                                    $      0.05    $      0.05    $       0.08    $      0.07
                                              =========================================================
Weighted average common shares outstanding:
   Basic                                        9,680,727      9,134,573       9,673,077      8,892,359
                                              =========================================================
   Diluted                                      9,944,227      9,312,240       9,936,577      9,070,026
                                              =========================================================

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  1999           1998           1999           1998
                                              ---------------------------------------------------------

OPERATING ACTIVITIES
Net income                                    $   447,540    $   461,825    $   763,579     $   667,546
Adjustments to reconcile net
 income to cash used in
 operating activities:
   Depreciation and
    amortization                                  403,938        156,036        783,569         216,277
   Deferred profit                                 54,000             --         54,000              --
   Equity in earnings of
    unconsolidated partnerships                   (24,076)       (62,105)       (44,863)        (62,105)
   Minority interest in
    subsidiaries, net of
    distributions                                 (68,465)       356,485        226,005         374,092
   Changes in operating assets
    and liabilities, net of
    businesses acquired:
      Trade accounts
        receivable                             (1,015,513)     1,031,905     (1,232,535)       (426,132)
      Due from affiliated
       partnerships                               (12,213)      (165,372)       (31,779)        976,966
      Inventory                                   168,499       (399,848)       241,549           2,834
      Vendor deposits                             300,308         64,198        (19,917)       (201,042)
      Prepaid expenses                           (148,998)        24,558       (275,872)        (70,660)
      Deferred income taxes                            --       (491,136)            --        (491,136)
      Trade accounts payable                      249,399       (649,605)       357,301      (1,605,035)
      Customer deposits                                --        (85,700)        30,000        (330,600)
      Deferral of profit on
       medical device sales to
       related parties                                 --       (410,061)            --              --
      Income taxes payable                         97,495        325,098        211,569         325,098
      Warranty accrual                            138,115         80,490        129,129         213,140
      Accrued expenses                            381,226         62,817        438,482          22,898
                                              ---------------------------------------------------------
Net cash used in (provided by)
  operating activities                            971,255        299,585      1,630,217        (387,859)

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  1999           1998           1999           1998
                                              ---------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and
  equipment                                   $  (803,311)   $  (544,856)   $(1,518,374)    $  (583,418)
Other assets                                        4,863        (23,999)         4,863         (23,999)
Purchases of partnership
  investments, net of cash
  acquired                                         (3,029)       674,458        (12,336)        661,958
                                              ---------------------------------------------------------
Net cash provided by (used in)
  investing activities                           (801,477)       105,603     (1,525,847)         54,541

FINANCING ACTIVITIES
Proceeds from issuance of
  common stock                                     50,000             --         50,000          60,000
Proceeds from issuance of long-
  term debt                                       167,875         86,560        167,875          51,000
Principal payments on long-term
   debt                                          (545,124)       (44,927)      (701,254)       (244,927)
Proceeds from short-term
   borrowings                                   1,350,000             --      3,125,000              --
Principal payments on short-term
   borrowings                                  (1,385,927)      (200,000)    (2,697,133)       (200,000)
                                              ---------------------------------------------------------
Net cash used in financing
   activities                                    (363,176)      (158,367)       (55,512)       (333,927)
                                              ---------------------------------------------------------

Net (decrease) increase in cash
   and cash equivalents                          (193,398)       246,821         48,858        (667,245)
Cash and cash equivalents at
   beginning of period                          1,043,819        882,628        801,563       1,796,694
                                              ---------------------------------------------------------
Cash and cash equivalents at end
   of period                                  $   850,421    $ 1,129,449    $   850,421     $ 1,129,449
                                              =========================================================



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

                  In the opinion of HealthTronics management, the accompanying unaudited consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The information presented in these financial statements has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These financial statements should be read in conjunction with HealthTronics' Form SB-2 filed with the Securities and Exchange Commission on May 12, 1999.

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

                  Effective April 1, 1997, the Company entered into a Distributor Agreement and an Entity Interest Agreement with U.S. Lithotripsy, LP ("USL"), a Texas limited partnership, and with Litho Management,

         Inc. ("LMI"). This Distributorship Agreement grants USL an exclusive right to sell, use, lease and distribute the Company's products in a 19 state area and a non-exclusive right (subject to approvals by the Company) to sell, use, lease and distribute the Company's products in other states. The Entity Interest Agreement granted the Company a 40% ownership interest (0.4% general partnership ownership interest and 39.6% limited partnership ownership interest) in USL in return for the issuance of 200,000 no par value shares of the Company's common stock valued at $1.00 per share as determined by management in absence of a readily trading market. The Entity Interest Agreement also granted LMI a 0.6% general partnership ownership interest in USL (the remaining 59.4% limited partnership interest in USL is owned by other HealthTronics shareholders).

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


3.       Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                                              JUNE 30,          DECEMBER 31,
                                               1999                 1998
                                            -------------------------------
                                            (UNAUDITED)


Medical devices                             $889,749            $1,091,498
Consumables                                   48,000                87,800
                                            ------------------------------
                                            $937,749            $1,179,298
                                            ==============================

4.       Earnings Per Share Information

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted income per share with basic and diluted income per share. Unlike primary income per share, the calculation of basic income per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted income per share is very similar to the previously reported fully diluted income per share.

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

                  The following table sets forth the computation of earnings per share:


                                          Three Months Ended June 30,   Six Months Ended June 30,
                                              1999          1998           1999           1998
                                          ----------     ----------     ----------     ----------
Numerator: Net income                     $  447,540     $  461,825     $  763,579     $  667,546
                                          ==========     ==========     ==========     ==========

Denominator for weighted average
     shares outstanding                    9,680,727      9,134,573      9,673,077      8,892,359
Basic earnings per share                        0.05           0.05           0.08           0.08
Effect of dilutive securities:
      Weighted average shares
               outstanding                 9,680,727      9,134,573      9,673,077      8,892,359
       Stock options                         263,500        177,667        263,500        177,667
Denominator for diluted earnings per
       share                               9,944,227      9,312,240      9,936,577      9,070,026
Diluted earnings per share                      0.05           0.05           0.08           0.07


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.


RESULTS OF CONSOLIDATED OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net Revenue: Net revenue increased from $6,769,032 for the six months ended June 30, 1998 to $11,655,012 for the six months ended June 30, 1999, an increase of 72%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (two months of consolidated results in 1998 as compared to six months of consolidated results in 1999), (2) the growth in US Lithotripsy partnerships and (3) HealthTronics' increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $3,979,339 for the six months ended June 30, 1998 to $5,217,307 for the six months ended June 30, 1999, an increase of 31%. This is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy (two months of consolidated results in 1998 as compared to six months of consolidated results in 1999) and the required consolidation of the related partnerships' operations and increased leasing activity.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $625,498 for the six months ended June 30, 1998 to $1,316,480 for the six months ended June 30, 1999, an increase of 110%. This is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy (two months of consolidated results in 1998 as compared to six months of consolidated results in 1999) and the required consolidation of the related partnerships' operations and (2) the hiring of additional technicians for expanding leasing operations.

         General and Administrative Expenses: General and administrative expenses increased from $906,391 for the six months ended June 30, 1998 to $1,883,443 for the six months ended June 30, 1999, an increase of 108%. This is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (two months of consolidated results in 1998 as compared to six months of consolidated results in 1999) and (2) the increase in expenses incurred in the clinical trials of the OssaTron, over the corresponding period.

         Equity in Earnings of Unconsolidated Subsidiaries: Equity in earnings of unconsolidated subsidiaries decreased from $62,105 for the six months ended June 30, 1998 to $44,863 for the six months ended June 30, 1999, a decrease of 28%. This decrease is attributable to the change from the equity method of accounting for the US Lithotripsy partnerships (for the first four months of 1998) to the consolidation method after the May 1998 acquisition.

         Minority Interest: Minority interest increased from $472,592 for the six months ended June 30, 1998 to $1,860,397 for the six months ended June 30, 1999, an increase of 294%. This increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (two months of consolidated results in 1998 as compared to six months of consolidated results in 1999) and the subsequent growth of the consolidated partnerships.

         Interest Expense: Interest expense increased from $49,348 for the six months ended June 30, 1998 to $176,323 for the six months ended June 30, 1999, an increase of 257%. This is attributable to the increase in debt resulting from the consolidation of subsidiary partnerships due to the acquisition of the remaining interest in US Lithotripsy (two months of consolidated results in 1998 as compared to six months of consolidated results in 1999).

         Interest Income: Interest income decreased from $19,713 for the six months ended June 30, 1998 to $3,607 for the six months ended June 30, 1999, a decrease of 82%. This decrease is due to the use of available cash balances to fund capital investment and working capital requirements.

         Partnership Distributions: Partnership distributions increased from $16,750 for the six months ended June 30, 1998 to $54,233 for the six months ended June 30, 1999, an increase of 224%. This increase is attributable to the growth in distributions made by partnerships accounted for on the cost method basis.

         Provision for Income Taxes: Provision for income taxes increased from $166,886 for the six months ended June 30, 1998 to $540,186 for the six months ended June 30, 1999, an increase of 224%. During 1998 HealthTronics, Inc. applied all its remaining net operating tax loss carryforwards against the earnings of the Company. In conjunction with the application of the net operating tax losses, the Company adjusted the tax asset valuation allowance to zero, resulting in a reduced effective tax rate for the six months ended June 30, 1998.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net Revenue: Net revenue increased from $4,346,613 for the three months ended June 30, 1998 to $7,008,685 for the three months ended June 30, 1999, an increase of 61%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and (2) HealthTronics' increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $2,426,619 for the three months ended June 30, 1998 to $3,359,262 for the three months ended June

30, 1999, an increase of 38%. This increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and increased leasing activity.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $343,958 for the three months ended June 30, 1998 to $804,751 for the three months ended June 30, 1999, an increase of 134%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and the required consolidation of the related partnerships' operations and (2) the hiring of additional technicians for expanding leasing operations.
 .
         General and Administrative Expenses: General and administrative expenses increased from $532,735 for the three months ended June 30, 1998 to $1,052,038 for the three months ended June 30, 1999, an increase of 97%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations and (2) the increase in expenses incurred in the clinical trials of the OssaTron, over the corresponding period.

         Equity in Earnings of Unconsolidated Subsidiaries: Equity in earnings of unconsolidated subsidiaries decreased from $62,105 for the three months ended June 30, 1998 to $24,076 for the three months ended June 30, 1999, a decrease of 61%. This decrease is attributable to the change from the equity method of accounting for the US Lithotripsy partnerships (for the first four months of 1998) to the consolidation method after the May 1998 acquisition.

         Minority Interest: Minority interest increased from $463,579 for the three months ended June 30, 1998 to $965,071 for the three months ended June 30, 1999, an increase of 108%. This is increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (two months of consolidated results in 1998 as compared to three months of consolidated results in 1999) and the subsequent growth of the consolidated partnerships.

         Interest Expense: Interest expense increased from $37,090 for the three months ended June 30, 1998 to $76,046 for the three months ended June 30, 1999, an increase of 105%. This increase is attributable to the increase in debt resulting from the consolidation of subsidiary partnerships due to the acquisition of the remaining interest in US Lithotripsy.

         Interest Income: Interest income decreased from $7,224 for the three months ended June 30, 1998 to $0 for the three months ended June 30, 1999. This decrease is due to the use of available cash balances to fund capital investment and working capital requirements.

                  Partnership Distributions: Partnership distributions increased from $16,750 for the three months ended June 30, 1998 to $34,992 for the three months ended June 30, 1999, an increase of 109%. This increase is attributable to the growth in distributions made by partnerships accounted for on the cost method basis.

                  Provision for Income Taxes: Provision for income taxes increased from $166,886 for the three months ended June 30, 1998 to $363,045 for the three months ended June 30, 1999, an increase of 118%. During 1998 HealthTronics, Inc. applied all its remaining net operating tax loss carryforwards against the earnings of the Company. In conjunction with the application of the net operating tax losses, the Company adjusted the tax asset valuation allowance to zero, resulting in a reduced effective tax rate for the three months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sales of medical devices. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including officers of HealthTronics. In July, 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. On July 31, 1999 HealthTronics renewed the Tennessee bank financing through June 30, 2000 with an increase in the line of credit availability from $650,000 to $1,200,000. As of June 30, 1999 we have $418,278 outstanding under the equipment financing line and $450,000 outstanding under the line of credit. All other borrowings are similar to those in place at December 31, 1998.


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

PART II.          OTHER INFORMATION

Item 5.           Other Information

HealthTronics, Inc. filed a Registration Statement on Form SB-2 (Registration No. 333-66977) for the offer and sale of a minimum of 83,334 shares and a maximum of 1,000,000 shares of common stock at $6.00 per share. The Registration Statement was declared effective on May 17, 1999,and the offering commenced May 20, 1999.

On June 16, 1999 subscriptions had been received for more than the minimum number of shares offered. The offering will be open for an initial period ending August 15, 1999. If the maximum number of shares has not been sold the offering may be open until February 20, 2000. The proceeds will be held in escrow according to the terms of the offering.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits - See Exhibit Index on Page 16

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the six months ended June 30, 1999.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HEALTHTRONICS, INC.

                                    By:  /s/ Victoria W. Beck
                                        ---------------------------------
                                            Victoria W. Beck
                                            Chief Financial Officer

                                    Date: August 6, 1999

                               HEALTHTRONICS, INC.

                                INDEX TO EXHIBITS

No.      Exhibit

 3       Amendment to Restated Bylaws of HealthTronics, Inc., July 9, 1999

27       Financial Data Schedule, June 30, 1999 (for SEC use only)