Form 10QSB
period 1999-09-30
HEALTHTRONICS INC /GA
filed 1999-11-12
CIK 1018871

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

                   for the quarterly period ended September 30, 1999

                                       or

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

                                 YES [X]   NO [ ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock.

     10,715,742 SHARES OF NO PAR VALUE COMMON STOCK AS OF NOVEMBER 10, 1999

================================================================================

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                                               Page
Item 1.           Financial Statements
                           Consolidated Balance Sheets as of September 30, 1999
                           (unaudited) and December 31, 1998                                     3

                           Consolidated Unaudited Income Statement for the three
                           months ended September 30, 1999 and 1998
                           and for the nine months ended September 30, 1999 and 1998             5

                           Consolidated Unaudited Statements of Cash Flows
                           for the three months ended September 30, 1999 and 1998
                           and for the nine months ended September 30, 1999 and 1998             6

                           Notes to Consolidated Financial Statements                            8

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  10

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                     15

Item 5.           Other Information                                                             15

Item 6.           Exhibits and Reports on Form 8-K                                              16

                  Signatures                                                                    16

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1999               1998
                                                                 ------------       ------------
                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  5,306,270       $    801,563
   Trade accounts receivable, less allowance for doubtful
     accounts of $29,237 and $142,682 at September 30, 1999
     and December 31, 1998, respectively                            4,612,349          2,796,351
   Inventory                                                        1,449,384          1,179,298
   Due from affiliated equity partnerships                            175,606            126,102
   Vendor deposits                                                    517,220                 --
   Prepaid expenses                                                    67,511            256,353
   Deferred income taxes                                              253,273            253,273
                                                                 ------------       ------------
Total current assets                                               12,381,613          5,412,940

Property and equipment, at cost:
   Medical devices placed in service                                7,278,140          5,434,293
   Office equipment, furniture and fixtures                            93,304             56,095
   Vehicles and accessories                                         1,006,222            263,986
                                                                 ------------       ------------
                                                                    8,377,666          5,754,374
   Less accumulated depreciation                                   (1,856,242)          (819,757)
                                                                 ------------       ------------
Net property and equipment                                          6,521,424          4,934,617

Deferred income taxes                                                 297,699            297,699
Partnership investments                                               411,067            241,848
Goodwill (net of accumulated amortization of $286,595 and
   $124,280 at September 30, 1999 and December 31, 1998,
   respectively)                                                    2,959,645          3,121,960
Patent license (net of accumulated amortization of $42,494
   and $35,000 at September 30, 1999 and December 31, 1998,
   respectively)                                                       57,506             65,000
Other assets                                                           42,460             40,803
                                                                 ------------       ------------
Total assets                                                     $ 22,671,414       $ 14,114,867
                                                                 ============       ============

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1999               1998
                                                                 ------------       ------------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                        $  1,301,575       $    655,840
   Customer deposits                                                  594,352                 --
   Short-term borrowings                                              288,394            193,256
   Income taxes payable                                               205,494                 --
   Warranty accrual                                                   396,833            295,829
   Other accrued expenses                                           1,005,902            434,389
   Deferred profit                                                     60,000                 --
   Current portion of long-term debt                                  998,562          1,209,947
                                                                 ------------       ------------
Total current liabilities                                           4,851,112          2,789,261

Long-term debt, less current portion                                1,699,987          2,231,215
Long-term deferred profit                                             178,680                 --
Minority interest                                                   2,218,547          1,469,678
                                                                 ------------       ------------
Total liabilities                                                   8,948,326          6,490,154


Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at September 30,
       1999 and December 31, 1998
     Issued and outstanding - 10,715,742 and 9,665,342
       shares at September 30, 1999 and
       December 31, 1998, respectively                             12,250,305          7,403,226
   Retained earnings                                                1,472,783            221,487
                                                                 ------------       ------------
                                                                   13,723,088          7,624,713
                                                                 ------------       ------------
Total liabilities and shareholders' equity                       $ 22,671,414       $ 14,114,867
                                                                 ============       ============

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                          Consolidated Income Statement
                                   (Unaudited)

                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                              1999               1998               1999               1998
                                          ------------       ------------       ------------       ------------
Net revenue                               $  6,849,538       $  4,175,001       $ 18,504,550       $ 10,944,033

Cost of goods sold, rentals and
   services provided                         2,369,713          1,398,008          7,587,020          5,377,347
                                          ------------       ------------       ------------       ------------
                                             4,479,825          2,776,993         10,917,530          5,566,686

Salaries, wages and benefits                   747,689            425,093          2,064,169          1,050,591
General and administrative
   expenses                                  1,138,407            875,589          3,021,850          1,781,980
                                          ------------       ------------       ------------       ------------
                                             2,593,729          1,476,311          5,831,511          2,734,115


Equity in earnings of unconsolidated
   partnerships                                 38,865                 --             83,728             62,105
Minority interest                           (1,743,993)          (927,797)        (3,604,390)        (1,400,389)
Interest expense                               (76,590)           (62,063)          (250,627)          (111,411)
Interest income                                     --              3,423              1,321             23,136
Partnership distributions                       41,143             43,896             95,376             60,646
                                          ------------       ------------       ------------       ------------

Net income before income taxes                 853,154            533,770          2,156,919          1,368,202
Provision for income taxes                    (365,437)          (106,754)          (905,623)          (273,640)
                                          ------------       ------------       ------------       ------------
Net income                                $    487,717       $    427,016       $  1,251,296       $  1,094,562
                                          ============       ============       ============       ============
Basic and diluted income per
   common share:
   Basic                                  $       0.05       $       0.05       $       0.13       $       0.12
                                          ============       ============       ============       ============
   Diluted                                $       0.05       $       0.04       $       0.13       $       0.12
                                          ============       ============       ============       ============
Weighted average common shares
   outstanding:
   Basic                                    10,074,038          9,437,081          9,808,199          9,074,829
                                          ============       ============       ============       ============
   Diluted                                  10,263,704          9,614,748          9,997,866          9,252,496
                                          ============       ============       ============       ============

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                              1999               1998              1999                1998
                                          -----------         ------------      -----------         -----------
OPERATING ACTIVITIES
Net income                                 $ 487,717          $ 427,016         $ 1,251,296         $ 1,094,562
Adjustments to reconcile net
   income to cash provided by
   (used in) operating activities:
     Depreciation and
       amortization                          422,725            253,268           1,206,294             469,545
     Deferred profit                         184,680            362,584             238,680             362,584
     Equity in earnings of
       unconsolidated partnerships           (38,865)                --             (83,728)            (62,105)
     Minority interest in
       subsidiaries, net of
       distributions                         522,864            278,247             748,869             652,339
     Changes in operating assets
       and liabilities, net of
       businesses acquired:
         Trade accounts receivable          (583,463)          (165,587)         (1,815,998)           (591,719)
         Due from affiliated
           partnerships                      (17,725)           (63,369)            (49,504)            913,597
         Inventory                          (511,635)          (757,926)           (270,086)           (755,092)
         Vendor deposits                    (497,303)           220,438            (517,220)             19,396
         Prepaid expenses                    464,714            (84,666)            188,842            (155,326)
         Deferred income taxes                    --            (45,822)                 --            (536,958)
         Trade accounts payable              288,434             53,763             645,735          (1,551,272)
         Customer deposits                   564,352           (131,400)            594,352            (462,000)
         Income taxes payable                 (6,075)          (105,126)            205,494             219,972
         Warranty accrual                    (28,125)           (30,854)            101,004             182,286
         Accrued expenses                    133,031             77,064             571,513              99,962
                                           ---------          ---------         -----------         -----------
Net cash used in (provided by)
   operating activities                    1,385,326            287,630           3,015,543            (100,229)

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                           THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                              1999                1998                1999                1998
                                           -----------         -----------         -----------         -----------
INVESTING ACTIVITIES
Purchases of property and
   equipment                               $(1,104,918)        $  (461,121)        $(2,623,292)        $(1,044,539)
Other assets                                    (6,520)            (10,648)             (1,657)            (34,647)
Purchases of partnership
   investments, net of cash
   acquired                                    (73,155)           (410,111)            (85,491)            251,847
                                           -----------         -----------         -----------         -----------

Net cash used in investing
   activities                               (1,184,593)           (881,880)         (2,710,440)           (827,339)

FINANCING ACTIVITIES
Proceeds from issuance of common
   stock, net of issue costs                 4,797,079                  --           4,847,079              60,000
Proceeds from issuance of
   long-term debt                              613,797             695,000             781,672             746,000
Principal payments on long-term
   debt                                       (823,031)           (243,209)         (1,524,285)           (488,136)
Proceeds from short-term
   borrowings                                  863,714             500,000           3,988,714             500,000
Principal payments on short-term
   borrowings                               (1,196,443)           (500,000)         (3,893,576)           (700,000)
                                           -----------         -----------         -----------         -----------
Net cash provided by financing
   activities                                4,255,116             451,791           4,199,604             117,864
                                           -----------         -----------         -----------         -----------
Net (decrease) increase in cash
   and cash equivalents                      4,455,849            (142,459)          4,504,707            (809,704)
Cash and cash equivalents at
   beginning of period                         850,421           1,129,449             801,563           1,796,694
                                           -----------         -----------         -----------         -----------
Cash and cash equivalents at end
   of period                               $ 5,306,270         $   986,990         $ 5,306,270         $   986,990
                                           ===========         ===========         ===========         ===========

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

                  In the opinion of HealthTronics management, the accompanying unaudited consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The information presented in these financial statements has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with HealthTronics' Form SB-2 filed with the Securities and Exchange Commission on May 12, 1999.

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


3.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:


                                                    SEPTEMBER 30,          DECEMBER 31,
                                                        1999                   1998
                                                    -------------          -----------
                                                    (UNAUDITED)
Medical devices and accessories                      $1,341,236            $1,091,498
Consumables                                             108,148                87,800
                                                    -----------            ----------
                                                     $1,449,384            $1,179,298
                                                    ===========            ==========

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

                  The following table sets forth the computation of earnings per share:


                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                 1999              1998            1999                1998
                                            ---------------    -------------    -----------       -------------
Numerator: Net income                       $       487,717    $     427,016    $ 1,251,296       $   1,094,562
                                            ===============    =============    ===========       =============
Denominator for weighted average
     shares outstanding                          10,074,038        9,437,081      9,808,199           9,074,829
Basic earnings per share                               0.05             0.05           0.13                0.12
Effect of dilutive securities:
     Weighted average shares
       outstanding                               10,074,038        9,437,081      9,808,199           9,074,829
     Stock options                                  189,667          177,667        189,667             177,667
Denominator for diluted earnings per
share                                            10,263,704        9,614,748      9,997,866           9,252,496
Diluted earnings per share                             0.05             0.04           0.13                0.12


5.       Use of Proceeds

                  HealthTronics, Inc. filed a Registration Statement on Form SB-2 (Registration No. 333-66977) for the offer and sale of a minimum of 83,334 shares and a maximum of 1,000,000 shares of common stock at $6.00 per share. The Registration Statement was declared effective on May 17, 1999, and the offering commenced May 20, 1999.

                  On August 31, 1999, we completed an initial public offering ("IPO") of our common stock, in which we sold the maximum available, 1,000,000 shares of common stock, at $6 per share. Net proceeds from the IPO were $4,797,080, of which approximately $568,725 was used to repay indebtedness used to finance capital assets.

                  On September 1, 1999, we filed our application with The NASDAQ Stock Market. Our application is currently under review. On October 15, 1999 we began public trading on the NASDAQ OTC Bulletin Board Market.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.

RESULTS OF CONSOLIDATED OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net Revenue: Net revenue increased from $10,944,033 for the nine months ended September 30, 1998 to $18,504,550 for the nine months ended September 30, 1999, an increase of 69%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (five months of consolidated results in 1998 as compared to nine months of consolidated results in 1999), (2) the growth in US Lithotripsy partnerships and (3) HealthTronics' increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $5,377,347 for the nine months ended September 30, 1998 to $7,587,020 for the nine months ended September 30, 1999, an increase of 41%. This increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy (five months of consolidated results in 1998 as compared to nine months of consolidated results in 1999) and the required consolidation of the related partnerships' operations and increased leasing activity.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $1,050,591 for the nine months ended September 30, 1998 to $2,064,169 for the nine months ended September 30, 1999, an increase of 97%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy (five months of consolidated results in 1998 as compared to nine months of consolidated results in 1999) and the required consolidation of the related partnerships' operations, (2) the hiring of additional technicians for expanding leasing operations and (3) the September, 1999 hiring of field service engineers for the start up of HealthTronic's new service department.

         General and Administrative Expenses: General and administrative expenses increased from $1,781,980 for the nine months ended September 30, 1998 to $3,021,850 for the nine months ended September 30, 1999, an increase of 70%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (five months of consolidated results in 1998 as compared to nine months of consolidated results in 1999) and (2) the increase in expenses incurred in the clinical trials of the OssaTron, over the corresponding period.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $62,105 for the nine months ended September 30, 1998 to $83,728 for the nine months ended September 30, 1999, a increase of 35%. This increase is attributable to the 1999 addition of two equity-based US Lithotripsy partnerships.

         Minority Interest: Minority interest increased from $1,400,389 for the nine months ended September 30, 1998 to $3,604,390 for the nine months ended September 30, 1999, an increase of 157%. This increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (five months of consolidated results in 1998 as compared to nine months of consolidated results in 1999) and the subsequent growth of the consolidated partnerships.

         Interest Expense: Interest expense increased from $111,411 for the nine months ended September 30, 1998 to $250,627 for the nine months ended September 30, 1999, an increase of 125%. This increase is attributable to the increase in debt resulting from the consolidation of subsidiary partnerships due to the acquisition of the remaining interest in US Lithotripsy (five months of consolidated results in 1998 as compared to nine months of consolidated results in 1999) and to additional equipment financing of leased capital assets.

         Interest Income: Interest income decreased from $23,136 for the nine months ended September 30, 1998 to $1,321 for the nine months ended September 30, 1999, a decrease of 94%. This decrease is due to the use of available cash balances to fund capital investment and working capital requirements.

         Partnership Distributions: Partnership distributions increased from $60,646 for the nine months ended September 30, 1998, to $95,376 for the nine months ended September 30, 1999, an increase of 57%. This increase is attributable to the addition of four cost-based partnership investments and the growth in distributions made by existing partnerships accounted for on the cost method basis.

         Provision for Income Taxes: Provision for income taxes increased from $273,640 for the nine months ended September 30, 1998 to $905,623 for the nine months ended September 30, 1999, an increase of 231%. During 1998, HealthTronics, Inc. applied all of its remaining net operating tax loss carryforwards against the earnings of the Company. In conjunction with the application of the net operating tax losses, the Company adjusted the tax asset valuation allowance to zero, resulting in a reduced effective tax rate for the nine months ended September 30, 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net Revenue: Net revenue increased from $4,175,001 for the three months ended September 30, 1998 to $6,849,538 for the three months ended September 30, 1999, an increase of 64%. The 1999 third quarter revenues include revenues generated by ten additional US Lithotripsy partnerships and eleven additional corporate-owned leased medical devices.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $1,398,008 for the three months ended September 30, 1998 to $2,369,713 for the three months ended September 30, 1999, an increase of 70%. The 1999 third quarter cost of goods sold, rentals and services provided includes expenses generated by ten additional US Lithotripsy partnerships and eleven additional corporate-owned leased medical devices.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $425,093 for the three months ended September 30, 1998 to $747,689 for the three months ended September 30, 1999, an increase of 76%. This increase is attributable to the addition of approximately 20 employees over the corresponding period in 1998.

         General and Administrative Expenses: General and administrative expenses increased from $875,589 for the three months ended September 30, 1998 to $1,138,407 for the three months ended September 30, 1999, an increase of 30%. This increase is primarily attributable to an increase in OssaTron study expenses and commission expenses over the corresponding quarter in 1998.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $0 for the three months ended September 30, 1998 to $38,865 for the three months ended September 30, 1999. This increase is attributable to the 1999 addition of two equity-based US Lithotripsy partnerships.

         Minority Interest: Minority interest increased from $927,797 for the three months ended September 30, 1998 to $1,743,993 for the three months ended September 30, 1999, an increase of 88%. This increase is primarily attributable to the addition of ten new US Lithotripsy consolidated partnerships and the growth of existing consolidated partnerships.

         Interest Expense: Interest expense increased from $62,063 for the three months ended September 30, 1998 to $76,590 for the three months ended September 30, 1999, an increase of 23%. This increase is primarily attributable to additional equipment financing of leased capital assets.

         Interest Income: Interest income decreased from $3,423 for the three months ended September 30, 1998 to $0 for the three months ended September 30, 1999. This decrease is due to the use of available cash balances to fund capital investment and working capital requirements.

         Partnership Distributions: Partnership distributions decreased from $43,896 for the three months ended September 30, 1998 to $41,143 for the three months ended September 30, 1999, a decrease of 6%. This decrease is attributable to the timing of distributions made by existing partnerships accounted for on the cost method basis.

         Provision for Income Taxes: Provision for income taxes increased from $106,754 for the three months ended September 30, 1998 to $365,437 for the three months ended September 30, 1999, an increase of 242%. During 1998, HealthTronics, Inc. applied all of its remaining net operating tax loss carryforwards against the earnings of the Company. In conjunction with the application of the net operating tax losses, the Company adjusted the tax asset valuation allowance to zero, resulting in a reduced effective tax rate for the three months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sales of medical devices. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including officers of HealthTronics. In July, 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. On July 31, 1999 HealthTronics renewed the Tennessee bank financing through June 30, 2000 with an increase in the line of credit availability from $650,000 to $1,200,000. As of September 30, 1999 we have $0 outstanding under the equipment financing line and $129,637 outstanding under the line of credit. All other borrowings are similar to those in place at December 31, 1998.

         On August 31, 1999, we completed an initial public offering ("IPO") of our common stock, in which we sold 1,000,000 shares of common stock at $6 per share. Net proceeds from the IPO were $4,797,080, of which approximately $568,725 was used to repay indebtedness used to finance capital assets.

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

STATE OF READINESS

         We continue to evaluate the potential impact of the year 2000 issue. We have taken steps to ensure that our business systems software and equipment will continue to function properly after December 31, 1999.

         HMT, our sole inventory supplier, has provided documentation certifying that the software for the LithoTron and OssaTron systems contain no date-dependent functions. Therefore, our products themselves do not appear to present any year 2000 issues. With respect to our information regarding technology business systems, the assessment of equipment and software was completed in September 1999. Many vendors of material hardware and software components of our systems have indicated that the products used by us are currently year 2000 compliant.

COSTS

         To date, we have not incurred any material expenditures in connection with identifying, evaluating or addressing year 2000 compliance issues. Most of our expenses relate to the operating costs associated with time spent by employees in the evaluation process and year 2000 compliance matters generally. At this time, we do not anticipate that any additional expenses will be material. However, the expenses, if higher than anticipated, could adversely affect our financial performance.


RISKS

         We are not currently aware of any year 2000 compliance problems relating to our products and systems that would have a material adverse effect on our business, results of operations and financial condition, taking into account our efforts to avoid or fix the problems. There can be no assurance that we will not discover year 2000 compliance problems in our systems that will require substantial revision. Our specific year 2000 risks are the inability of HMT to supply inventory and the failure of our service department to perform necessary services. These specific risks could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Regardless of the year 2000 compliance of our internal systems and products, we may be adversely affected by disruptions in the operations of the enterprises with which we interact. These business enterprises include suppliers, both domestic and international, clinical research organizations, joint venture partners, governmental agencies, hospitals, physicians and other third parties. We cannot reasonably predict the impact on our operations and financial condition if any businesses are adversely affected by the year 2000 issues.

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

CONTINGENCY PLAN

         As discussed above, we are engaged in an ongoing year 2000 assessment. The results of internal testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of our contingency plans, if any.

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  (d) Use of Proceeds.

                  On August 31, 1999, HealthTronics, Inc. completed the initial public offering of its common stock. The placement agent in the offering was Capital Growth Management, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (No. 333-66977). The Registration Statement was declared effective by the Securities and Exchange Commission on May 17, 1999.

                  The offering commenced on May 20, 1999. The offering terminated on August 31, 1999 after we had sold all of the 1,000,000 shares of common stock registered under the Registration Statement. The initial public offering price was $6 per share for an aggregate initial public offering of $6,000,000.

                  We incurred offering expenses in connection with the offering as follows:

Underwriting discounts and commissions                         $   600,000
Other Expenses                                                     602,920
                                                               -----------
Total Expenses                                                 $ 1,202,920
                                                               ===========

                  None of the amounts shown were paid directly or indirectly to any director, officer, general partner of HealthTronics, Inc. or their associates, persons owning 10 percent or more of any class of equity securities of HealthTronics, Inc. or an affiliate of HealthTronics, Inc.

                  Through September 30, 1999, we have applied net offering proceeds as follows:

Repayment of capital equipment debt(1)                           $  568,725


         (1) Prior to completion of the offering, the Company borrowed under its equipment financing line to purchase capital equipment that was intended to be purchased with the proceeds of the offering.

                  The remaining $4,228,355 of net offering proceeds has been reserved for FDA Study expenses, purchase of capital equipment, purchases of inventory and working capital.

                  None of the amounts shown were paid directly or indirectly to any director, officer, general partner of HealthTronics, Inc. or their associates, persons owning 10 percent or more of any class of equity securities of HealthTronics, Inc. or an affiliate of HealthTronics, Inc.


Item 5.           Other Information

                  On September 1, 1999, we filed our application with The NASDAQ Stock Market. Our application is currently under review. On October 15, 1999 we began public trading on the NASDAQ OTC Bulletin Board Market.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Exhibit Index on Page 17

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the nine months ended September 30, 1999.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HEALTHTRONICS, INC.

                                    By: /s/ Victoria W. Beck
                                       ------------------------------------
                                         Victoria W. Beck
                                         Chief Financial Officer

                                    Date:  November 12, 1999

                               HEALTHTRONICS, INC.

                                INDEX TO EXHIBITS

No.      Exhibit

27       Financial Data Schedule, September 30, 1999 (for SEC use only)