Form 10KSB
period 1999-12-31
HEALTHTRONICS INC /GA
filed 2000-03-30
CIK 1018871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 1999

                                       or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30406

                               HEALTHTRONICS, INC.

             (Exact name of registrant as specified in its charter)

                     GEORGIA                            58-221066
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

            1841 WEST OAK PARKWAY, SUITE A
            MARIETTA, GEORGIA                        30062
            (Address of principal executive        (Zip Code)
            offices)

                                 (770) 419-0691
              (Registrant's telephone number, including area code)

         Securities registered under section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under section 12(g) of the Exchange Act:

                                  COMMON STOCK



                                 ---------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State issuer's revenues for the most recent fiscal year.

                                  $ 24,414,179

         As of February 10, 2000 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $ 63,433,456.

         State the number of shares outstanding of each of the issuer's classes of common stock.

     10,716,271 SHARES OF NO PAR VALUE COMMON STOCK AS OF FEBRUARY 10, 2000

Transitional Small Business Disclosure Format:       YES [ ]     NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2000 are incorporated by reference in Part III.


================================================================================

Cautionary Statements

         Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.

Item 1:  Description of Business.

General

         HealthTronics, Inc. (the Company, may be referred to as we, us or our) was founded in 1995 for the purpose of obtaining approval from the Food and Drug Administration (FDA) and the subsequent marketing and service of products manufactured by High Medical Technologies (HMT), in particular, medical devices utilizing shock wave technology known as the LithoTron(R) lithotripter, the LithoTron Ultra(TM) endourological workstation, and the OssaTron(R) orthopedic lithotripter. In a number of states we also provide therapy services. Currently the OssaTron device is under an Investigational Device Exemption (IDE) and as such, has not been approved for use in the United States. All products listed above are currently being used in various countries outside of the United States.

         Our home page on the internet is at www.healthtronics.com. You can learn more about us by visiting that site.

Target Markets

         We currently operate in two specific medical fields as outlined below, and provide technology services, as well:

         -        Urology

         In the field of urology we both sell and operate LithoTron kidney lithotripter devices. Moreover, we sell LithoTron Ultra endourological workstations.

         We also provide benign prostate hyperplasia (BPH) therapy service using the Prostatron and Urologix device.

         -        Orthopedics

         We are currently conducting IDE studies with the OssaTron lithotripter for various applications in the field of orthopedics. The OssaTron device has not yet received FDA approval and is classified as an investigational device.

         -        Technology Services

         HealthTronics has formed its own technology services division, which is responsible for the installation, maintenance and service of its products.

Urology - Kidney Lithotripsy

Market Overview

         It is estimated that approximately 600,000 patients per year are diagnosed with kidney stones in the United States. Of these, approximately 220,000 will be treated with lithotripsy, a non-surgical therapy for the disintegration of kidney stones that was developed in Germany in the late 1970's to early 1980's. At the end of 1999 it is estimated that there were approximately 425 active lithotripter systems in operation in the United States that were either installed in hospitals or outpatient centers, or were operating as mobile/transportable devices. The majority of these lithotripsy devices were distributed by companies other than HealthTronics.

         At the end of 1999 HealthTronics had approximately 65 LithoTron units installed in the United States.

HealthTronics' Marketing Strategy

         Our marketing strategy for kidney lithotripsy is multi faceted and includes the sale of machines to hospitals and independent mobile lithotripsy operators, as well as providing the therapy through company-owned mobile operations and participation/management of mobile lithotripsy therapy services.

Products

         LithoTron

                  The LithoTron lithotripter was developed by HMT of Switzerland and HealthTronics has the exclusive rights of this device for the United States, Canada, and Mexico. HealthTronics received FDA approval for the LithoTron lithotripter in July 21, 1997 after completion of a four-site IDE study.

                  The LithoTron lithotripter uses the so-called electro hydraulic principle for generating the shock waves. The LithoTron lithotripter comprises four key elements - the treatment table, the c-arm fluoroscopy device, the shock wave generating system and the control cabinet. All elements are wheel - mounted for easy maneuverability.

                  The majority of LithoTron devices in the United States are operated on a mobile/transportable basis.


         LithoTron Ultra

                  The LithoTron Ultra endourological workstation was developed by HMT of Switzerland and Philips Medical Systems of Germany. HealthTronics has the exclusive rights for this device for the United States, Canada and Mexico, and received supplemental approval from the FDA to begin marketing this device in 1999.

                  The LithoTron Ultra was designed to be installed in a fixed site in hospitals and large surgery centers. The device has the capability not only to disintegrate kidney stones in the same manner as the LithoTron device but also has significant diagnostic capabilities.

         Competition

                  Our competitors in the field of kidney lithotripsy include such companies as Dornier Medical Systems, Siemens GmbH, Medstone International, Inc., Storz Medical Systems, Prime Medical Services, Inc., Integrated Health Care Services, and American Kidney Stone Management. All of these companies have been operating in the kidney lithotripsy business longer than HealthTronics, and in many cases are better financed than us. They also enjoy a high degree of name recognition for their products and service.

                  In addition to these major competitors there are a number of local private facilities and medical centers as well as independent mobile operators that provide kidney stone therapy services.

         Joint ventures, subsidiaries and distributors

                  US Lithotripsy, a subsidiary of HealthTronics, organizes entities to own and operate lithotripters. These entities are usually limited partnerships or limited liability companies. US Lithotripsy generally retains an ownership interest in and manages the entities. US Lithotripsy receives management fees for providing day-to-day operations and administrative functions, and distributions because of its ownership interests in the entities. HealthTronics receives revenues through its ownership interest in US Lithotripsy.

                  As an example of how US Lithotripsy markets and sells lithotripters, US Lithotripsy identifies a market in need of a lithotripter. It identifies investors and facilitates the formation of an entity to allow the investors to invest. Once the entity is formed, it typically purchases the lithotripter from HealthTronics, but it is not required to do so. The entity retains ownership of the lithotripter and either installs it at a specific facility or moves it between locations to provide lithotripsy services. The entity receives revenue from fees paid by medical facilities for the use of the lithotripter in providing patient treatments.


         Urology - Thermotherapy

                  HealthTronics owns and operates or manages, together with investors, a thermotherapy device, for the treatment of benign prostate hyperplasia (BPH). HealthTronics was the first company to provide this service on a mobile basis to hospitals and health care centers in eastern Tennessee and Georgia.

                  This type of therapy offers an alternative to a select group of patients that do not wish to undergo traditional surgery. However, this segment of our business has not yet produced material numbers. The company is currently reviewing its strategy for this business segment.

Orthopedics

         Market Overview

                  The initial target market for the OssaTron orthopedic lithotripter device is those patients suffering from chronic heel pain. There is no verifiable data on the number of cases of heel pain, but estimates vary between 6,000,000 and 8,000,000 patients per year presenting with this affliction. Of these, HealthTronics believes that at as many as twenty-five percent could be candidates for treatment with the OssaTron.

                  Additional soft tissue indications for the OssaTron might be lateral epicondylitis, achilles tendinitis, patella tendinitis and shoulder tendinitis. Again, for these indications there do not appear to any verifiable numbers but it is estimated that an additional 3,000,000 - 4,000,000 people each year present with indications as described herein.

                  In addition to the soft tissue indications described above, the company believes there are a significant number of non-union fractures that could be treated with the OssaTron as well as other potential osseous applications.

                  The OssaTron device has not received FDA pre - market approval, and as such is not permitted to be used in the United States outside of FDA -sanctioned studies.


         OssaTron Trials

                  HealthTronics has completed a multi-site, double blinded trial for chronic heel pain and submitted a PMA application to the FDA on December 30, 1999.

                  Additionally, HealthTronics continues with its double-blinded trial for lateral epicondylitis. Furthermore, HealthTronics has completed phase one studies at a single site for the treatment of non-union fractures. It has not been determined if the OssaTron offers a safe and effective treatment for these indications. Additional FDA studies will be necessary to evaluate these and other indications.

         OssaTron Device

                  The OssaTron orthopedic lithotripter is a medical device that has not yet been approved by the FDA, which uses shock waves to treat certain orthopedic problems. Orthotripsy(R), or orthopedic lithotripsy is the name for this process. It is an extension of the principle used to treat kidney stones. Physiologically, Orthotripsy is believed to stimulate bone, tendon and ligament healing by inducing microscopic injuries at the site of the chronic injury. Subsequently, a generation of new blood vessels enters into the area and causes bone-healing cells or tissue-healing cells to invade the area and stimulate the healing process.

                  We believe, based upon the early findings of our clinical studies, that orthopedic lithotripsy is an effective treatment in some cases involving:

                  -        Chronic heel pain syndrome, also known as heel spurs.

                  - Fractures that have failed to heal for nine months or more since the initial injury, also known as non-union fractures.

                  -        Lateral epicondylitis, also known as tennis elbow.


         Competition

                  At this time HealthTronics knows of no company that has received FDA approval to market an orthopedic lithotripsy device or of any company that has submitted a PMA to the FDA. However, both Dornier Medical

                  Systems and Siemens GmbH are in the process of conducting clinical studies with their respective orthopedic lithotripsy devices for the treatment of heel pain.

Technology Services

         HealthTronics began providing installation, service, and ongoing technical support for its devices during 1999. The service provided includes warranty on new equipment as well as post-warranty service. These services are provided on a contractual or on a time and materials basis.

         The equipment service business is very competitive and it is entirely possible that other national or local medical device service companies will also attempt to capture a share of this business.

Item 2:  Description of Property.

Our corporate office and warehouse operations currently occupy a 6,250 square foot facility in Marietta, Georgia, under a three - year operating lease expiring May 2000. The monthly rent is $3,925.

In January 2000, we negotiated a seven-year lease on a 28,000 square foot facility also located in Marietta, Georgia. We expect to take occupancy in the new facility in April 2000. The monthly rental is calculated on a graduating scale beginning at $8,500 per month for the first year and ending with $18,600 per month for the last year. The straight-line expense is $17,800 per month for the life of the lease. The property is in good condition and is sufficient to meet our current operating needs.

Item 3:  Legal Proceedings.

Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5:  Market for Common Equity and Related Shareholder Matters.

We began trading on the NASDAQ Stock Market on November 16, 1999 under the symbol HTRN. During the fourth quarter of 1999 the high and low stock prices of our common stock were $10.50 and $6.25, respectively.

The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of our common stock. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock. Finally, we participate in a highly dynamic industry, which often results in significant volatility of the common stock price.

At March 15, 2000, there were approximately 382 shareholders of record.

We have not paid dividends on common stock since our inception in December 1995. Our Board of Directors does not anticipate that any cash dividends will be paid in the foreseeable future.



Item 6:  Management's Discussion and Analysis or Plan of Operation.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Costs incurred in 1999 for remediation of the Company's systems are considered immaterial. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Segment Reporting

During 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 uses a management approach to report financial and descriptive information about the Company's operating segments. The Company operated during all periods in a single segment when applying the management approach defined in SFAS 131.

Results of Consolidated Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net Revenue: Net revenue increased from $14,681,941 for the year ended December 31, 1998 to $24,414,179 for the year ended December 31, 1999, an increase of 66%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (eight months of consolidated results in 1998 as compared to twelve months of consolidated results in 1999), (2) the addition of US Lithotripsy partnerships as well as the growth of existing US Lithotripsy partnerships and (3) increase in our lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $6,863,506 for the year ended December 31, 1998 to $10,213,821 for the year ended December 31, 1999, an increase of 49%. This increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (eight months of consolidated results in 1998 as compared to twelve months of consolidated results in 1999) and increased leasing activity.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $1,495,364 for the year ended December 31, 1998 to $2,367,836 for the year ended December 31, 1999, an increase of 58%. This increase is attributable to
(1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy (eight months of consolidated results in 1998 as compared to twelve months of consolidated results in 1999) and the required consolidation of the related partnerships' operations, (2) the hiring of additional technicians for expanding leasing operations and (3) the September 1999 hiring of field service engineers for the start up of HealthTronic's new service department.

         General and Administrative Expenses: General and administrative expenses increased from $2,537,180 for the year ended December 31, 1998 to $4,125,074 for the year ended December 31, 1999 , an increase of 66%. This increase is attributable to (1) the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (eight months of consolidated results in 1998 as compared to twelve months of consolidated results in 1999) and (2) the increase in expenses incurred in the clinical trials of the OssaTron over the corresponding period.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $102,655 for the year ended December 31, 1998 to $117,711 for the year ended December 31, 1999 , a increase of 15%. This increase is attributable to the 1999 addition of two equity-based US Lithotripsy partnerships.

         Partnership Distributions: Partnership distributions increased from $0 for the year ended December 31, 1998 to $147,252 for the year ended December 31, 1999. This increase is attributable to the addition of four cost-based partnership investments and the growth in distributions made by existing partnerships accounted for on the cost method basis.

         Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the year ended December 31, 1998 to $151,637 for the year ended December 31, 1999. This increase is attributable to the 1999 sale of a portion of partnership interests in excess of basis.

         Interest Expense: Interest expense increased from $169,247 for the year ended December 31, 1998 to $315,694 for the year ended December 31, 1999, an increase of 87%. This increase is attributable to the increase in debt resulting from the consolidation of subsidiary partnerships due to the acquisition of the remaining interest in US Lithotripsy (eight months of consolidated results in 1998 as compared to twelve months of consolidated results in 1999) and to additional equipment financing of leased capital assets.

         Interest Income: Interest income increased from $24,517 for the year ended December 31, 1998 to $54,546 for the year ended December 31, 1999, a increase of 122%. This increase is primarily due to excess cash balances resulting from the initial public offering.

         Minority Interest: Minority interest increased from $2,291,675 for the year ended December 31, 1998 to $5,076,045 for the year ended December 31, 1999, an increase of 121%. This increase is attributable to the May 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations (eight months of consolidated results in 1998 as compared to twelve months of consolidated results in 1999) and the subsequent growth of the consolidated partnerships.

         Provision for Income Taxes: Provision for income taxes increased from $304,261 for the year ended December 31, 1998 to $1,189,638 for the year ended December 31, 1999, an increase of 291%. During 1998, HealthTronics, Inc. applied all of its remaining net operating tax loss carryforwards against the earnings of the Company. In conjunction with the application of the net operating tax losses, the Company adjusted the tax asset valuation allowance to zero, resulting in a reduced effective tax rate for the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

                  Net Revenue: Net revenue increased from $5,062,104 for the year ended December 31, 1997 to $14,681,941 for the year ended December 31, 1998, an increase of 190%. This is attributable to (1) additional sales as a result of the FDA pre-market approval for the LithoTron lithotripter, received on July 21, 1997; (2) the 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations; and (3) our expansion into medical device leasing.

                  Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $3,263,233 for the year ended December 31, 1997 to $6,863,506 for the year ended December 31, 1998, an increase of 110%. This increase is directly attributable to (1) additional sales as a result of the FDA pre-market approval for the LithoTron lithotripter, received on July 21, 1997; (2) the 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations; and (3) our expansion into medical device leasing.

                  Salaries, Wages and Benefits: Salaries, wages and benefits increased from $723,748 for the year ended December 31, 1997 to $1,495,364 for the year ended December 31, 1998, an increase of 107%. This increase is primarily attributable to the 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations as well as our expansion into medical leasing.

                  General and Administrative Expenses: General and administrative expenses increased from $1,463,683 for the year ended December 31, 1997 to $2,480,012 for the year ended December 31, 1998, an increase of 69%. This increase is primarily due to the increase in LithoTron lithotripter marketing and expenses related to the OssaTron orthopedic lithotripter investigatory device exemption studies in progress throughout 1998.

                  Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $4,669 for the year ended December 31, 1997 to $102,655 for the year ended December 31, 1998. This increase is attributable to our investment in two additional partnerships accounted for on the equity basis.

                  Interest Expense: Interest expense increased from $59,517 for the year ended December 31, 1997 to $169,247 for the year ended December 31, 1998, an increase of 184%. This increase is primarily attributable to the increase in debt resulting from the consolidation of the subsidiary partnerships.

                  Interest Income: Interest income increased from $21,083 for the year ended December 31, 1997 to 24,517 for the year ended December 31, 1998, an increase of 16%. This increase is due primarily to the earnings on funds obtained during the July 31, 1997 private placement, which closed during the first quarter of 1998.

                  Minority Interest: Minority interest increased from a $4,297 credit for the year ended December 31, 1997 to a $2,291,675 debit for the year ended December 31, 1998. This increase is primarily attributable to the significant minority interest arising in the 1998 acquisition of the remaining general partnership interest in US Lithotripsy and the required consolidation of the related partnerships' operations.

                  Provision for Income Taxes: Provision for income taxes increased from $0 for the year ended December 31, 1997 to $304,261 for the year ended December 31, 1998. As of December 31, 1998, we utilized all of the available net operating tax loss carryforwards. In conjunction with the application of these net operating tax losses, we adjusted the net deferred tax asset valuation allowance to zero; resulting in a reduced effective tax rate for the year ended December 31, 1998. In assessing the likelihood of utilization of existing net deferred tax assets, management considered (a) our current operating environment and (b) results of future operations to generate sufficient taxable income and accordingly, has determined that it is more likely than not that the deferred tax assets will be realized.


Liquidity and Capital Resources

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sales of medical devices. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including HealthTronics. In July 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. On July 31, 1999 HealthTronics renewed the Tennessee bank financing through June 30, 2000 with an increase in the line of credit availability from $650,000 to $1,200,000. As of December 31, 1999 we have $0 outstanding under the equipment financing line and $0 outstanding under the line of credit.

         On August 31, 1999, we completed an initial public offering ("IPO") of our common stock, in which we sold 1,000,000 shares of common stock at $6 per share. Net proceeds from the IPO were $4,788,389, of which approximately $568,725 was used to repay indebtedness used to finance capital assets.

Cautionary Statements

         Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.


Item 7:  Financial Statements.

                      HealthTronics, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                    CONTENTS

Consolidated Financial Statements

Report of Independent Auditors.................................................................. 15

Consolidated Balance Sheets  as of December 31, 1999 and 1998....................................16
Consolidated Statements of Income for the years
        ended December 31, 1999 and 1998 ....................................................... 18
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998.........................................................19
Consolidated Statements of Cash Flows for the years
        ended December 31, 1999 and 1998 ........................................................20
Notes to Consolidated Financial Statements ......................................................22

                         Report of Independent Auditors

The Board of Directors and Shareholders
HealthTronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 1, 2000

                      HealthTronics, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                      DECEMBER 31
                                                                                             1999                    1998
                                                                                       ---------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                           $   5,024,890             $     801,563
   Trade accounts receivable, less allowance for doubtful
     accounts of $129,237 and $142,682 at December 31, 1999
     and 1998, respectively                                                                4,426,973                 2,796,351
   Inventory                                                                               1,195,743                 1,179,298
   Due from affiliated partnerships                                                          162,523                   126,102
   Vendor deposits                                                                           802,009                        --
   Prepaid expenses                                                                           48,778                   256,353
   Deferred income taxes                                                                     375,751                   253,273
                                                                                       ---------------------------------------
Total current assets                                                                      12,036,667                 5,412,940

Property and equipment, at cost:
   Medical devices placed in service                                                       9,085,000                 5,434,293
   Office equipment, furniture and fixtures                                                  129,942                    56,095
   Vehicles and accessories                                                                1,340,420                   263,986
                                                                                       ---------------------------------------
                                                                                          10,555,362                 5,754,374
   Less accumulated depreciation                                                          (2,376,510)                 (819,757)
                                                                                       ---------------------------------------
Net property and equipment                                                                 8,178,852                 4,934,617

Deferred income taxes                                                                             --                   297,699
Partnership investments                                                                      318,150                   241,848
Goodwill (net of accumulated amortization of $340,700 and
   $124,280 at December 31, 1999 and 1998, respectively)                                   2,905,540                 3,121,960
Patent license (net of accumulated amortization of $44,993
   and $35,000 for December 31, 1999 and 1998, respectively)
                                                                                              55,007                    65,000
Other assets                                                                                  40,465                    40,803
                                                                                       ---------------------------------------
Total assets                                                                           $  23,534,681             $  14,114,867
                                                                                       =======================================

                                                                                                    DECEMBER 31
                                                                                            1999                     1998
                                                                                       ---------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Trade accounts payable                                                              $   1,131,142             $     655,840
   Customer deposits                                                                         903,352                        --
   Short-term borrowings                                                                          --                   193,256
   Income taxes payable                                                                      141,652                        --
   Warranty accrual                                                                          513,305                   295,829
   Other accrued expenses                                                                  1,099,751                   418,389
   Deferred profit on service contracts                                                       90,155                    16,000
   Current portion of long-term debt                                                       1,287,054                 1,209,947
                                                                                       ---------------------------------------
Total current liabilities                                                                  5,166,411                 2,789,261


Deferred income taxes                                                                         12,977                        --
Deferral of profit on medical device sales to
   related parties                                                                           244,194                        --
Long-term debt, less current portion                                                       1,759,126                 2,231,215
Minority interest                                                                          2,224,087                 1,469,678
                                                                                       ---------------------------------------
Total liabilities                                                                          9,406,795                 6,490,154


Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at December 31,
       1999 and 1998
     Issued and outstanding - 10,716,271 and 9,665,342
       shares at December 31, 1999 and 1998,
       respectively
                                                                                          12,309,181                 7,403,226
   Retained earnings                                                                       1,818,705                   221,487
                                                                                       ---------------------------------------
                                                                                          14,127,886                 7,624,713
                                                                                       ---------------------------------------
Total liabilities and shareholders' equity                                             $  23,534,681             $  14,114,867
                                                                                       =======================================


See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                                              YEAR ENDED DECEMBER 31
                                                                                            1999                     1998
                                                                                       ---------------------------------------
Net revenue                                                                            $  24,414,179             $  14,681,941

Cost of goods sold, rentals and services provided
                                                                                          10,213,821                 6,863,506
                                                                                       ---------------------------------------
                                                                                          14,200,358                 7,818,435

Salaries, wages and benefits                                                               2,367,836                 1,495,364
General and administrative expenses                                                        4,125,073                 2,537,180
                                                                                       ---------------------------------------
                                                                                           7,707,449                 3,785,891
Equity in earnings of unconsolidated partnerships
                                                                                             117,711                   102,655
Partnership distributions from cost based investments                                        147,252                    57,168
Gain on sale of partnership investment interest                                              151,637                        --
Interest expense                                                                            (315,694)                 (169,247)
Interest income                                                                               54,546                    24,517
                                                                                       ---------------------------------------
Income before minority
   interest and income taxes                                                               7,862,901                 3,800,984
Minority interest                                                                         (5,076,045)               (2,291,675)
                                                                                       ---------------------------------------
Income before income taxes                                                                 2,786,856                 1,509,309
Provision for income taxes                                                                 1,189,638                   304,261
                                                                                       ---------------------------------------
Net income                                                                             $   1,597,218             $   1,205,048
                                                                                       =======================================
Basic and diluted income per common share:
   Basic                                                                               $        0.16             $        0.13
                                                                                       =======================================
   Diluted                                                                             $        0.16             $        0.13
                                                                                       =======================================
Weighted average common shares outstanding:
   Basic                                                                                  10,036,851                 9,223,671
                                                                                       =======================================
   Diluted                                                                                10,238,379                 9,445,537
                                                                                       =======================================


See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                                    COMMON STOCK
                                                             ----------------------------       RETAINED          TOTAL
                                                              NUMBER OF                         EARNINGS       SHAREHOLDERS'
                                                               SHARES           AMOUNT          (DEFICIT)          EQUITY
                                                             -----------      -----------      -----------       -----------

Balance at January 1, 1998                                   $ 8,645,342      $ 4,343,226       $ (983,561)      $ 3,359,665
   Common stock issued via private
     placement memorandum                                         20,000           60,000               --            60,000
   Common stock issued in connection with
     the acquisition of businesses
                                                               1,000,000        3,000,000               --         3,000,000
   Net income                                                         --               --        1,205,048         1,205,048
                                                             -----------      -----------      -----------       -----------
Balance at December 31, 1998                                   9,665,342        7,403,226          221,487         7,624,713
   Common stock issued via initial public
     offering, net of issue costs of
$1,211,611                                                     1,000,000        4,788,389               --         4,788,389
   Common stock issued on exercise of stock
     options                                                      50,000          115,671               --           115,671
   Common stock issued to consultants
                                                                     929            1,895               --             1,895
   Net income                                                         --               --        1,597,218         1,597,218

                                                             ===========      ===========      ===========       ===========
Balance at December 31, 1999                                  10,716,271      $12,309,181      $ 1,818,705       $14,127,886
                                                             ===========      ===========      ===========       ===========


See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                               YEAR ENDED DECEMBER 31
                                                                                            1999                      1998
                                                                                       ---------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $   1,597,218             $   1,205,048
Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation and amortization                                                         1,783,166                   814,670
      Provision for doubtful accounts                                                        108,846                   142,682
      Deferred income taxes                                                                  188,198                  (550,972)
     Deferral of profit on medical device sales to
       related parties                                                                       244,194                   464,803
     Deferred profit on service contracts                                                     74,155                    16,000
     Equity in earnings of unconsolidated partnerships
                                                                                            (117,711)                 (102,655)
     Minority interest in subsidiaries, net of
       distributions to minority interests                                                   754,409                   904,098
     Changes in operating assets and liabilities,
       net of businesses acquired:
         Trade accounts receivable                                                        (1,739,468)               (1,216,104)
         Due from affiliated equity partnerships
                                                                                             (36,421)                  983,522
         Inventory                                                                           (16,445)                  286,589
         Vendor deposits                                                                    (802,009)                   42,458
         Prepaid expenses                                                                    207,575                  (223,119)
         Trade accounts payable                                                              475,302                (1,810,961)
         Customer deposits                                                                   903,352                  (460,000)
         Income taxes payable                                                                141,652                        --
         Warranty accrual                                                                    217,476                   120,229
          Accrued expenses                                                                   681,362                   201,056
                                                                                       ---------------------------------------
Net cash provided by operating activities                                                  4,664,851                   817,344

                      HealthTronics, Inc. and Subsidiaries

                                                                                               YEAR ENDED DECEMBER 31
                                                                                           1999                      1998
                                                                                       ---------------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment                                                       (4,800,988)               (3,175,630)
Acquisition of partnership interest                                                          (34,500)                  (34,853)
Partnership distributions                                                                     75,909                        --
Acquisition of businesses, net of cash acquired
                                                                                                  --                   345,552
Other assets                                                                                     338                   (40,077)
                                                                                       ---------------------------------------
Net cash used in investing activities                                                     (4,759,241)               (2,905,008)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                     4,905,955                    60,000
Proceeds from issuance of long-term debt                                                   1,292,165                 1,965,204
Principal payments on long-term debt                                                      (1,831,809)                 (925,927)
Proceeds from issuance of short-term borrowings                                            4,828,401                 1,943,256
Principal payments on short-term borrowings
                                                                                          (4,876,995)               (1,950,000)
                                                                                       ---------------------------------------
Net cash provided by financing activities                                                  4,317,717                 1,092,533
                                                                                       ---------------------------------------

Net increase (decrease) in cash and cash equivalents
                                                                                           4,223,327                  (995,131)
Cash and cash equivalents at beginning of year
                                                                                             801,563                 1,796,694
                                                                                       ---------------------------------------
Cash and cash equivalents at end of year                                               $   5,024,890             $     801,563
                                                                                       =======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                                 $     315,545             $     169,247
                                                                                       =======================================
Cash paid for taxes                                                                    $     887,455             $     762,626
                                                                                       =======================================


See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

HealthTronics, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of obtaining approval (Pre-Market Approval - "PMA") from the Food & Drug Administration ("FDA") for certain products manufactured by HMT High Medical Technologies GmbH ("HMT"), a Swiss corporation, in particular, certain medical devices utilizing shock wave therapies, known as the LithoTron and the OssaTron. Both products are already being used outside the United States and Canada. During 1997, the Company received FDA approval to market the LithoTron. On December 30, 1999 the Company submitted its application to the FDA requesting pre-market approval of the OssaTron. The Company is currently establishing additional test sites for the OssaTron FDA supplemental clinical trials.

In 1996, HMT granted to the Company the right to purchase the manufacturing rights to the LithoTron and OssaTron medical devices. The Company also operates under the terms of a distribution agreement with HMT that grants the Company the exclusive right to make, use, sell and lease the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.

With each FDA approval, it is the Company's intent to generate revenues from three sources: 1) sales of medical devices including related accessories; 2) recurring revenues from leasing, licensing fees, sales of consumable products and maintenance of equipment; and 3) investment income generated from partnerships and joint ventures with physicians, dealerships and hospitals that purchase or lease equipment from the Company, as well as management fees from such entities.

Effective April 1, 1997, the Company entered into an Entity Interest Agreement with U.S. Lithotripsy, LP ("USL"), a Texas limited partnership, and with Litho Management, Inc. ("LMI"). The Entity Interest Agreement granted the Company a 40% ownership interest (0.4% general partnership ownership interest and 39.6% limited partnership

                      HealthTronics, Inc. and Subsidiaries

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

The April 1, 1997 Entity Interest Agreement constituted the formation of USL as a limited partnership entity. Subsequent to April 1, 1997, USL made a number of investments as the sole general partner in several separate partnerships with equity interests ranging from 10% to 99% (the "second tier partnerships"), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies. As the sole general partner, USL consolidates the second tier partnerships. Prior to May 1, 1998, the Company used the equity method of accounting for their investment in USL as the Company was not the majority general partner.

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

In order to appropriately reflect the nature of the Company's operations and its relationship to its subsidiaries, the accompanying consolidated statements of income include the Company's appropriate majority or minority equity ownership interest in the net revenues and expenses of each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 4 for discussion of minority interests.

                      HealthTronics, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the 1999 presentation.

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

For sales of medical devices to unaffiliated entities, revenue is recognized upon arrival at the destination; for miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company. As discussed in Note 5, revenue from sales of medical devices to certain equity partnerships in which the Company is a minority general partner and/or has guaranteed certain long-term obligations of the partnerships has been deferred at the time of the sale. Sales of medical devices where the Company guaranteed a portion of the long-term obligations to certain equity or cost basis investees resulted in profit deferrals, representing the Company's proportionate interest in the guarantees of $244,194 for the year ended December 31, 1999. Sale of medical devices to certain consolidated partnership entities, of approximately $465,000 for the year ended December 31, 1998, have been eliminated in consolidation.

The Company recognizes a gain on sales of previously unissued partnership interests when the sale is to investors outside the consolidated group and there are no significant questions relating to the Company's ultimate realization of its investment in the partnership.

                      HealthTronics, Inc. and Subsidiaries

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS (CONTINUED)

Net revenue also includes leasing fees for the rental of the LithoTron and other medical devices in the clinical setting. Revenue is generated primarily from rental contracts with various medical facilities; the Company does not contract directly with any third party payors including governmental programs or health maintenance organizations. Net revenue under these facility agreements is recorded at established billing rates reduced by an allowance for contractual adjustments. Contractual adjustments arise due to the terms of certain facility agreements which reduce revenue from established billing rates to amounts estimated to be reimbursable under the individual facility agreement. Such adjustments are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made.

An allowance for doubtful accounts is established for revenue estimated to be uncollectible and is adjusted periodically based upon management's evaluation of current economic conditions, historical collection experience, and other relevant factors which, in the opinion of management, deserve recognition in estimating such allowance.

SEGMENT REPORTING

During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 uses a management approach to report financial and descriptive information about the Company's operating segments. The Company operated during all periods in a single segment when applying the management approach defined in SFAS 131.

INVENTORY

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of medical devices and consumables.

                      HealthTronics, Inc. and Subsidiaries

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PARTNERSHIP INVESTMENTS

During 1998 and 1999, the Company made a number of investments in various general and limited partnerships. The majority of these investments are consolidated (See Note 4). The remaining investments totaling $318,150 and $241,848 at December 31, 1999 and 1998, respectively, were recorded using the cost or equity method of accounting, depending upon the Company's ability to exercise significant influence over the operating and financial policies of the investment partnership.

PATENT LICENSE

The original cost of the patent license is being amortized on a straight-line basis over a period of ten years, which approximates the life of the patent.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed based on the straight-line method over the three to five-year estimated useful lives of the related equipment.

WARRANTY ACCRUAL

The Company accrues service and parts warranty expense on the sale of each medical device sold with a warranty.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled.

                      HealthTronics, Inc. and Subsidiaries

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123") for option grants to employees. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and, accordingly, recognizes no compensation expense for the employee stock option grants.

COMMON STOCK

Prior to its initial public offering, in the absence of a readily traded market, management of the Company estimates the fair value of the common stock of the Company. Such estimates were used to record the value of common stock transactions in the accompanying consolidated financial statements prior to the Company's initial public offering.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

The Company sells its products primarily in the United States, Canada and Mexico. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are comprised principally of cash and cash equivalents, trade accounts receivable, vendor deposits, amounts due from affiliated partnerships, trade accounts payable, customer deposits, short-term borrowings and long-term debt. The carrying amounts of these financial instruments approximate their fair values.

                      HealthTronics, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Goodwill represents the excess of cost over the market value of net tangible assets and identifiable intangible assets acquired and is amortized using the straight-line method over fifteen years.

The Company periodically evaluates the recoverability of non-current tangible and intangible assets and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

BASIC AND DILUTED INCOME PER COMMON SHARE

The Company's per share amounts for all periods have been presented in accordance with the provisions of SFAS No. 128. Basic and diluted income per share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debentures) are excluded from the computation of diluted income per share if the effect would be antidilutive.

                      HealthTronics, Inc. and Subsidiaries

3. INVENTORY

Inventory consists of the following at December 31:

                                                  1999                  1998
                                                ----------------------------------

Medical devices                                  $1,110,163            $1,091,498
Consumables                                          85,580                87,800
                                                ==================================
                                                 $1,195,743            $1,179,298
                                                ==================================

4. PARTNERSHIP INVESTMENTS

As discussed in Note 1, as a result of the Company's May 1, 1998 acquisition of LMI, the Company maintains a 40.6% interest in USL (1.0% general partnership ownership interest and a 39.6% limited partnership ownership interest) and is the sole general partner of USL. USL also maintains the sole general partnership interest in several second tier partnerships. Based upon the Company's ability to exercise control over the operating and financial policies of USL and the second tier partnerships through its acquisition of LMI, the Company has consolidated the majority financial position and results of operations of the individual partnerships for the eight months ended December 31, 1998 and for the year ended December 31, 1999.

On September 9, 1998, the Company exchanged 300,000 of its no par value shares of common stock valued at $3.00 per share as determined by the Board of Directors in absence of a readily traded market with three shareholders of the Company who were also the sole shareholders of HLE Corporation ("HLE"), a Texas corporation, in exchange for all of the issued and outstanding shares of HLE. The assets of HLE consist of a 30% limited partnership interest in Metro I
Stone Management, Ltd., a Texas limited partnership. Because the Company, as sole general partner of USL, was already consolidating Metro I Stone Management, Ltd., this transaction effectively represents an acquisition of additional interest in the earnings of Metro I Stone Management, Ltd. The total purchase price in excess of the market value of net tangible assets and identifiable intangible assets acquired of approximately $900,000 was recorded as goodwill and is being amortized over 15 years.

The following unaudited condensed pro forma information for the year ended December 31, 1998 is presented as if LMI (consolidated with USL) and HLE Corporation

                      HealthTronics, Inc. and Subsidiaries

4.  PARTNERSHIP INVESTMENTS (CONTINUED)

had been acquired on January 1, 1998. This information does not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates.

Net revenue                                     $15,911,792
                                                -----------
Net income                                        1,422,576
                                                  ---------
Net income per common share:
Basic                                                 0.15
                                                      ====
Diluted                                               0.14
                                                      ====


The Company maintains investments in certain other limited partnerships and limited liability corporations in which the Company has a minority interest as a limited partner. The Company has accounted for these minority interests using the equity or cost basis method of accounting depending upon the Company's ability to exercise significant influence over the operating and financial policies of the investment partnership.

During 1999, the Company sold a portion of the partnership interests of certain limited liability corporations and recognized gains of $151,637, representing the excess of the sales price over the Company's investment basis in the partnerships.

                      HealthTronics, Inc. and Subsidiaries

5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 1998, the Company recorded sales of medical devices to certain second tier partnerships. The partnerships obtained third party financing, payable generally over five years or less, to satisfy their obligations to the Company under these sales. However, as the Company is the general partner of USL, and USL is the sole general partner of the second tier partnerships, the Company could be required to support the obligations of the partnerships to an extent greater than the Company's proportionate interest in the partnerships. Thus, the Company has not transferred substantially all of the risks and rewards of ownership related to the medical devices sold to the second tier partnerships. As a result, the Company has not recorded the sales or the related cost of goods sold and has deferred approximately $465,000 of gross profit related to these sales for the year ended December 31, 1998.
As a result of the additional acquisition of LMI and resulting consolidation of LMI, USL and the second tier partnerships, the deferred profit of the medical devices at the partnership level has been eliminated in consolidation for the years ended December 31, 1999 and 1998. Depreciation expense is recognized in consolidation based upon the cost of the asset over the estimated useful life of five years.

During the year ended December 31, 1999, the Company recorded sales of medical devices to certain partnerships accounted for on the cost or equity basis of accounting. The partnerships obtained third party financing, payable generally over five years or less, to satisfy their obligations to the Company under these sales. The Company, as a minority partner, has guaranteed its proportionate interest in the related partnership debt based upon the Company's equity ownership percentage in the partnership. As a result, the Company has deferred their proportionate share of gross profit totaling $244,194 related to these sales for the year ended December 31, 1999.

Several of the Company's major shareholders are also the officers of the Company's supplier, HMT. Other shareholders of the Company are also limited partners in USL and the second tier partnerships.

Several of the Company's shareholders are employees of a company that contracted with the Company to provide installation and warranty service, through September 30, 1999. Payments to this company were $843,000 and $542,000 for 1999 and 1998, respectively.

                      HealthTronics, Inc. and Subsidiaries

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Trade accounts payable due to the Company's supplier, HMT, totaled $617,500 and $406,000 as of December 31, 1999 and 1998, respectively. During 1999 and 1998, the Company made payments totaling $8,509,000 and $6,070,000, respectively, to HMT for medical devices, related parts and consumables purchases.

Consulting fees totaling $12,000 and $144,000 were paid during 1999 and 1998, respectively, to individuals in the medical field that were shareholders of the Company.

6. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1998 consist of a line of credit agreement with a Texas bank that provides for borrowings up to $100,000. Such line of credit agreement requires monthly interest payments on outstanding balances. The interest rate on the line of credit is variable. At December 31, 1998, the Company had drawn $80,604 on the line of credit. In January 2000 the line of credit was refinanced under a 36 month note payable with principal and interest due in monthly installments of $2,499 through February 2003. As a result, the outstanding principal of $76,332 has been reclassified to long-term debt as of December 31, 1999. Short-term borrowings at December 31, 1998 also include a $112,652 note payable to a Missouri bank, with principal and interest due in monthly installments of $4,761 through July 1999. In November 1999 the balance of $69,770 was refinanced with payments of principal and interest due in monthly installments of $4,369 through March 2001. As a result, the principal balance of $68,330 has been reclassified to long-term debt as of December 31, 1999. The interest rate on the note payable is 8.75%, as of December 31, 1999 and 1998.

On July 1, 1998, the Company obtained a $650,000 line of credit with a Tennessee bank. On July 31, 1999, the line of credit availability was increased to $1,200,000. Interest under this line is variable. The Company has no outstanding balances under this line as of December 31, 1999 and 1998.

                      HealthTronics, Inc. and Subsidiaries

7. LONG-TERM DEBT

On July 1, 1998, the Company obtained a $1,000,000 equipment financing line with a Tennessee bank. Interest under this line is variable. The Company had outstanding balances of $0 and $566,863 under the equipment financing line, as of December 31, 1999 and 1998, respectively.

The line of credit and the equipment financing line contain various financial and non-financial covenants that must be met by the Company (excluding USL and the second tier partnerships). The Company was in compliance with such covenants at December 31, 1999 and 1998.

                      HealthTronics, Inc. and Subsidiaries

7. LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following at December 31:

                                                                                                  1999              1998
                                                                                             ----------------------------------
Term loan, interest at 8.35%, principal and interest payments of $15,975 due monthly through September, 2001, secured by personal guarantees of
   certain minority shareholders of a subsidiary                                             $     309,617        $     467,782
Equipment note payable, variable interest rate (8.5% and 7.75% at
   December 31, 1999 and 1998, respectively), principal and interest due in monthly installments of $16,000 through December 2000, secured by the equipment under loan, and through guarantees from the general
   partner and personal guarantees from certain limited partners                                   215,669              424,526
Equipment note payable, variable interest rate (8.25% and 7.75% at
   December 31, 1999 and 1998, respectively), principal and interest due in monthly installments of $9,287 through November 1999; renewed in September
   1999, principal and interest due in monthly installments of $9,286 through
   March 2002, secured by the equipment under loan, and
   through guarantees from the general partner and personal guarantees                             217,390              307,592
   from certain limited partners
Equipment note payable, variable interest rate (8.75% and 7.75% at December 31,
   1999 and 1998, respectively), principal and interest due in monthly installments of $16,250 through May 2001, secured by the equipment under loan, and through guarantees from the general partner
   and personal guarantees from certain limited partners and the Company                           266,166              463,076
Equipment note payable, interest at 12%, principal and interest due in monthly installments of $14,200 through March, 2004, secured by the
   equipment under loan, and through guarantees from the general partner                           544,407              627,918
   and personal guarantees from certain limited partners
Equipment note payable, variable interest rate (8.25% at December 31, 1999), principal and interest due in monthly installments of $13,215 through October
   2002, secured by the equipment under loan, and
   through guarantees from the general partner and personal guarantees                             429,357                   --
   from certain limited partners and the Company
Equipment note payable, variable interest rate (8.0% at December 31, 1999), principal and interest due in monthly installments of $13,524 through July
   2002, secured by the equipment under loan, and
   through guarantees from the general partner and personal guarantees                             446,273                   --
   from certain limited partners and the Company
Equipment note payable to bank, interest at 8.25%, principal and interest due in monthly installments of $9,583 through December 2001, secured by
   the equipment under loan;  balance was liquidated in September 1999                                  --              304,682
Equipment note payable to bank, interest at 8.25%, principal and interest due in monthly installments of $8,246 through December 2001, secured by
   the equipment under loan; balance was liquidated in September 1999                                   --              262,181
Note payable to bank, interest at 8.25%, principal and interest due in
   monthly installments of $14,025 through November, 2002, secured by the                          446,891              540,000
   equipment under loan
Other                                                                                              170,410               43,405
                                                                                             ----------------------------------
                                                                                                 3,046,180            3,441,162
Less current portion                                                                             1,287,054            1,209,947
                                                                                             ----------------------------------
                                                                                             $   1,759,126        $   2,231,215
                                                                                             ==================================

                      HealthTronics, Inc. and Subsidiaries

7. LONG-TERM DEBT (CONTINUED)

Future maturities of long-term debt at December 31, 1999 are as follows:

 Fiscal Year
      2000                                                      $1,287,054
      2001                                                       1,005,363
      2002                                                         579,427
      2003                                                         158,638
      2004 and thereafter                                           15,698
                                                               -----------
                                                                $3,046,180
                                                               ===========

8. INCOME TAXES

A reconciliation of the provision for income taxes to the federal statutory rate of 34% for 1999 and 1998 is:

                                                                 1999              1998
                                                           ----------------- -----------------

Statutory federal income tax expense                            $2,673,386        $1,292,335
State income taxes, net of federal benefit                         311,371           150,519
Other                                                              131,747           104,121
Change in valuation allowance for deferred tax assets
                                                                        -           (372,793)
Minority interest                                               (1,926,866)         (869,921)
                                                           ================= =================
                                                            $    1,189,638    $      304,261
                                                           ================= =================

Income tax expense (benefit) consists of the following:

                                                                 1999              1998
                                                           ----------------- -----------------

Current federal                                               $824,899            $726,202
Current state                                                  176,541             129,030
Deferred federal                                               155,021            (467,845)
Deferred state                                                  33,177              83,126

                      HealthTronics, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                            1999                   1998
                                                                                       ---------------------------------------

Current deferred tax assets:
   Accrued liabilities and other                                                       $     222,533             $     134,648
   Warranty reserve                                                                          153,218                   118,625
                                                                                       ---------------------------------------
                                                                                             375,751                   253,273

Long term deferred tax assets (liabilities):
   Property and equipment                                                                     35,865                   294,748
   Other                                                                                     (48,842)                    2,951
                                                                                       ---------------------------------------
                                                                                             (12,977)                  297,699
                                                                                       ---------------------------------------
Net deferred tax asset                                                                 $     362,774             $     550,972
                                                                                       =======================================

Included in net long term deferred tax assets associated with property and equipment is approximately $485,000 and $310,000 of temporary differences as a result of deferred revenue on sales to equity partnerships, as of December 31, 1999 and 1998, respectively. The amount of the deferred tax asset associated with the minority shareholders will be allocated directly to tax expense over the life of the asset.

As of December 31, 1998, the Company has applied all remaining net operating tax loss carryforwards. In conjunction with the application of the net operating tax losses, the Company adjusted the tax asset valuation allowance to zero, resulting in a reduced effective tax rate for the year ended December 31, 1998. In assessing the likelihood of utilization of existing net deferred tax assets, management considered (a) its current operating environment and (b) results of future operations to generate sufficient taxable income and, accordingly, has determined that it is more likely than not that the deferred tax assets will be realized.

                      HealthTronics, Inc. and Subsidiaries

9. EMPLOYEE BENEFIT PLAN

In 1996, the Company established a defined contribution 401(k) plan for all eligible employees. The plan provides for a deferral of up to 12% of the employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. The Company provides a discretionary match up to a maximum of 6% of employee compensation. The Company recognized $69,185 and $28,111 in expense related to the 401(k) plan in 1999 and 1998, respectively.

10. EARNINGS PER SHARE

HealthTronics' per share amounts for all periods have been presented in accordance with the provisions of SFAS No. 128. Basic and diluted income per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options) are excluded from the computation of diluted income per share if the effect would be anti-dilutive.

                      HealthTronics, Inc. and Subsidiaries

10. EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of earnings per share:

                                                                                              Year Ended December 31,
                                                                                          1999                        1998
                                                                                       -------------             -------------
Numerator: Net income                                                                  $   1,597,218             $   1,205,048
                                                                                       =============             =============
Denominator for weighted average
shares outstanding                                                                        10,036,851                 9,223,671
Basic earnings per share                                                                        0.16                      0.13
Effect of dilutive securities:
      Weighted average shares
               outstanding                                                                10,036,851                 9,223,671
       Stock options                                                                         201,528                   221,866
Denominator for diluted earnings per
share                                                                                     10,238,379                 9,445,537
Diluted earnings per share                                                                      0.16                      0.13



11. SHAREHOLDERS' EQUITY

On August 30, 1999 the Company completed an initial public offering and issued 1,000,000 shares with proceeds totaling $4,788,389 net of issuance costs of $1,211,611.

                      HealthTronics, Inc. and Subsidiaries

12. STOCK OPTIONS

As of December 31, 1999 and 1998, pursuant to the Company's Warrants and Options Program, the Board of Directors has approved options to purchase up to 800,000 and 550,000 shares of common stock, respectively.

Stock warrants for 100,000 shares of common stock with an exercise price of $9.90 per share of common stock were issued to the placement agent for services rendered during the Company's initial public offering. The options are exercisable as of May 2000 and have an estimated life of five years.

Certain stock options have been granted to non-employees. In accordance with the requirements of FAS 123, which requires the accounting recognition of the fair value of options granted to non-employees, the Company recorded $0 and $13,900 in expense during 1999 and 1998, respectively. During 1999, pursuant to an agreement with the optionee the Company cancelled options with a previously recorded fair value of $17,000.

Options for 208,500 and 108,000 shares of common stock were granted to employees during 1999 and 1998, respectively. 75,000 of such options granted in 1998 vest through 2003 but can accelerate upon the obtainment of certain performance goals. Options granted in 1998 expire on December 31, 2001 or 2003 and have exercise prices of $3.00 to $6.00. Options granted in 1999 expire in 2009 and have various exercise prices ranging from $6.00 or $8.50. Options vest at various dates through December 31, 2002. The weighted-average exercise price and remaining contractual life for the options granted in 1999 and 1998 are approximately $7.28 and $1.22 per share and 9.71 and 2.22 years, respectively. The weighted-average exercise price for the options outstanding at December 31, 1999 and 1998 are approximately $4.52 and $1.76, respectively.

                      HealthTronics, Inc. and Subsidiaries

12. STOCK OPTIONS (CONTINUED)

For the Company, pro forma information regarding net income is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 6.69% and 5.55%, expected life of the option of three to ten years, and no dividend yield. The weighted-average fair value of options granted under the Warrants and Options Program was $5.11 and $0.43 for 1999 and 1998. Had the employee option grants been accounted for under the fair value method of FAS 123, net income would be $1,180,898, or $24,150 less than recorded in the accompanying 1998 consolidated statements of operations, and would have no effect on basic or diluted income per share. Net income would be $1,567,175, or $30,043 less than recorded in the accompanying 1999 consolidated statements of operations, and would have no effect on basic or diluted income per share.

The pro forma disclosures above are not likely to be representative of the effects on net income in future years.

13. OPERATING LEASES

The Company leases office space at a monthly rental of $3,900 under a lease agreement that expires May 2000. The lease is personally guaranteed by certain shareholders of the Company. Rental expense for 1999 and 1998 was $80,716 and $55,700, respectively.

Aggregate future minimum lease payments under operating lease agreements for terms greater than one year as of December 31, 1999 are as follows:

 Fiscal Year
   2000                                                   $  140,575
   2001                                                      209,804
   2002                                                      227,219
   2003                                                      229,048
   2004 and thereafter                                       763,294
                                                          ----------
                                                          $1,569,940
                                                          ==========

                      HealthTronics, Inc. and Subsidiaries

14. COMMITMENTS AND CONTINGENCIES

In connection with the original distributorship agreements between the Company and HMT, the Company committed to purchase ten OssaTron orthopedic lithotriptor and twelve LithoTron lithotripter units per year over the life of the agreement after FDA PMA approval is received by the Company. Aggregate funding needed for this commitment is approximately $7,000,000 per year based upon current market prices.

Physicians and technicians who use the Company's products are subject to the risk of liability and malpractice claims. Those claims could also name the Company, based on a theory of malpractice or claim liability. Although the Company has not experienced any malpractice or product liability claims, an award for such damages could exceed the limits of its applicable insurance coverage. Successful liability claims asserted against the Company, to the extent not covered by insurance, could affect the Company's ability to operate profitably. While management believes the Company's current level of insurance is adequate, there can be no assurance of this.

15. SUBSEQUENT EVENTS

In January 2000 the Company leased office/warehouse space at a monthly rental of $17,800 (straight-line) that expires in March 2007. The rental payments which will begin at $10,300 in April 2000 and graduate over the life of the lease have been included in the future minimum lease payment schedule at Note 12.

On January 25, 2000 the Company purchased tangible and intangible assets from a New Jersey kidney treatment facility for a total purchase price of $850,000. Effective January 25, 2000 the Company assumed control of the operations and management of the facility.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Part III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information about the directors of the Company is in "Election of Directors - Information Concerning the Nominees and the Incumbent Directors" of the Company's 2000 Proxy Statement and is incorporated into this report by reference. Information about the executive officers of the Company is in "Executive Officers of the Company" of the Company's 2000 Proxy Statement and is incorporated into this report by reference. Information about compliance with
Section 16(a) of the Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons owning more than 10% of the Company's common stock, and their affiliates who are required to comply with such reporting requirements, is in "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2000 Proxy Statement, and is incorporated into this report by reference.


Item 10:  Executive Compensation:

Information about director compensation is in "Election of Directors - Compensation of Directors" of the Company's 2000 Proxy statement, and information about executive compensation is in "Executive Compensation" in the Company's 2000 Proxy Statement, all of which is incorporated into this report by reference.


Item 11:  Security Ownership of Certain Beneficial Owners and Management.

Information about ownership of the Company's common stock by certain persons is in "General Information about Voting - Principal Shareholders" and "Election of Directors - Security Ownership of Directors and Officers" of the Company's 2000 Proxy Statement, all of which is incorporated into this report by reference.


Item 12:  Certain Relationships and Related Transactions.

Information about certain transactions is in "Certain Relationships and Related Transactions" of the Company's 2000 Proxy statement, all of which is incorporated into this report by reference.

Item 13:  Exhibits, List and Reports on Form 8-K.

(a) Exhibits

     EXHIBIT NO.                        DESCIPTION
     -----------                        ----------
         3.1      Articles of Incorporation, incorporated by reference as filed on exhibit 3.1 of Form SB-2 Reg. No. 333-66977
         3.2      Bylaws, incorporated by reference as filed on exhibit 3.1 of
                  Form SB-2 Reg. No. 333-66977
         9.1      House Group voting agreement, incorporated by reference as filed on exhibit 9.1 of Form SB-2 Reg. No. 333-66977
         9.2      HMT Group voting agreement, incorporated by reference as filed on exhibit 9.2 of Form SB-2 Reg. No. 333-66977
         21       Subsidiaries
         23       Consent of Ernst & Young LLP
         27       Financial Data Schedule



(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1999.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



HEALTHTRONICS, INC.

By:      /s/ Argil J. Wheelock
         ----------------------------
             Argil J. Wheelock
           Chief Executive Officer

Dated: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2000.


                  SIGNATURE                                            TITLE
                  ---------                                            -----
             /s/  Argil J. Wheelock                           Chairman of the Board,
     ---------------------------------------                  Chief Executive Officer
                  Argil J. Wheelock                           and Director
                                                              (Principal Executive Officer)


             /s/  Roy S. Brown                                President,
     -------------------------------------                    Chief Operating Officer
                  Roy S. Brown                                and Director



             /s/  John F. Warlick
     -------------------------------------                    Executive Vice President,
                  John F. Warlick                             and Director



             /s/  Victoria W. Beck                            Chief Financial Officer
     -------------------------------------                    (Principal Financial and
                  Victoria W. Beck                            Accounting Officer)



                  Marie Marlow
     -------------------------------------                    Vice President of Regulatory
                  Marie Marlow                                Affairs



             /s/  Scott Cochran
     -------------------------------------                    Secretary/Treasurer
                  Scott Cochran                               and Director



                  Joachim Voss
     -------------------------------------                    Director
                  Joachim Voss



             /s/  Jon Burke
     -------------------------------------                    Director
                  Jon Burke



                  Russ Maddox                                 Director
     -------------------------------------
                  Russ Maddox



                  John House                                  Director
     -------------------------------------
                  John House