Form 10QSB
period 2000-03-31
HEALTHTRONICS INC /GA
filed 2000-05-15
CIK 1018871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2000

                                       or

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-14921

                               HEALTHTRONICS, INC.

             (Exact name of registrant as specified in its charter)

           GEORGIA                                           58-2210668
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 1841 WEST OAK PARKWAY, SUITE A
 MARIETTA, GEORGIA                                               30062
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

       10,724,453 SHARES OF NO PAR VALUE COMMON STOCK AS OF APRIL 15, 2000

           Transitional Small Business Disclosure Format (check one):

                              YES [ ]    NO [X]

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                                                         Page
Item 1.           Financial Statements
                         Condensed Consolidated Balance Sheets as of  March 31, 2000
                          (unaudited) and December 31, 1999                                              3

                         Condensed Consolidated Unaudited Income Statements for the three
                         months ended March 31, 2000 and 1999                                            5

                         Condensed Consolidated Unaudited Statements of Cash Flows
                         for the three months ended March 31, 2000 and 1999                              6

                         Notes to Condensed Consolidated Financial Statements                            8

Item 2.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                            11

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                             13

Item 6.           Exhibits and Reports on Form 8-K                                                      14

                  Signatures                                                                            14

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                     MARCH 31,             DECEMBER 31,
                                                                       2000                    1999
                                                                     ---------             ------------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $  4,013,233           $  5,024,890
   Trade accounts receivable, less allowance for doubtful
     accounts of $222,437 and $129,237 at March 31, 2000
     and December 31, 1999, respectively                               4,688,107              4,426,973
   Inventory                                                           2,107,631              1,195,743
   Due from affiliated partnerships                                      168,112                162,523
   Vendor deposits                                                       728,813                802,009
   Prepaid expenses                                                      107,100                 48,778
   Deferred income taxes                                                 375,751                375,751
                                                                    ------------           ------------
Total current assets                                                  12,188,747             12,036,667

Property and equipment, at cost:
   Medical devices placed in service                                   9,857,187              9,085,000
   Office equipment, furniture and fixtures                              175,584                129,942
   Vehicles and accessories                                            1,535,577              1,340,420
                                                                    ------------           ------------
                                                                      11,568,348             10,555,362
   Less accumulated depreciation                                      (2,856,847)            (2,376,510)
                                                                    ------------           ------------
Net property and equipment                                             8,711,501              8,178,852

Partnership investments                                                  328,402                318,150
Goodwill (net of accumulated amortization of $404,249 and
   $340,700 at March 31, 2000 and December 31, 1999,
   respectively)                                                       3,595,258              2,905,540
Patent license (net of accumulated amortization of $48,326
   and $44,993 at March 31, 2000 and December 31, 1999,
   respectively)                                                          51,674                 55,007
Other assets                                                              43,486                 40,465
                                                                    ------------           ------------
Total assets                                                        $ 24,919,068           $ 23,534,681
                                                                    ============           ============

                                                                    MARCH 31,           DECEMBER 31,
                                                                      2000                  1999
                                                                   -----------          -----------
                                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                          $ 1,540,729          $ 1,131,142
   Customer deposits                                                   749,883              903,352
   Income taxes payable                                                422,791              141,652
   Warranty accrual                                                    608,403              513,305
   Other accrued expenses                                              857,701            1,099,751
   Deferred profit on service contracts                                167,167               90,155
   Current portion of long-term debt                                 1,258,725            1,287,054
                                                                   -----------          -----------
Total current liabilities                                            5,605,399            5,166,411


Deferred income taxes                                                   12,977               12,977
Deferral of profit on medical device sales to related
   parties                                                             244,194              244,194
Long-term debt, less current portion                                 2,147,908            1,759,126
Minority interest                                                    2,246,780            2,224,087
                                                                   -----------          -----------
Total liabilities                                                   10,257,258            9,406,795


Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at March 31, 2000
       and December 31, 1999
     Issued and outstanding - 10,724,453 and
       10,716,271 shares at March 31, 2000 and
       December 31, 1999, respectively                              12,336,371           12,309,181
   Retained earnings                                                 2,325,439            1,818,705
                                                                   -----------          -----------
                                                                    14,661,810           14,127,886
                                                                   -----------          -----------
Total liabilities and shareholders' equity                         $24,919,068          $23,534,681
                                                                   ===========          ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                               2000                  1999
                                                           ------------           -----------

Net revenue                                                $  7,623,520           $ 4,646,327

Cost of goods sold, rentals and services provided             3,411,119             1,858,045
                                                           ------------           -----------
                                                              4,212,401             2,788,282

Salaries, wages and benefits                                    545,948               511,729
General and administrative
   expenses                                                   1,588,310               831,405
                                                           ------------           -----------
                                                              2,078,143             1,445,148
Equity in earnings of unconsolidated partnerships                40,508                20,787
Partnership distributions from cost based
   investments                                                   37,592                19,241
Interest expense                                                (81,905)             (105,104)
Interest income                                                  58,274                 8,434
                                                           ------------           -----------
Income before minority interest and income taxes              2,132,612             1,388,506
Minority interest                                            (1,227,074)             (895,326)
                                                           ------------           -----------
Income before income taxes                                      905,538               493,180
Provision for income taxes                                     (398,804)             (177,141)
                                                           ------------           -----------
Net income                                                 $    506,734           $   316,039
                                                           ============           ===========
Basic and diluted income per common share:
   Basic                                                   $       0.05           $      0.03
                                                           ============           ===========
   Diluted                                                 $       0.05           $      0.03
                                                           ============           ===========
Weighted average common shares outstanding:
   Basic                                                     10,719,822             9,665,342
                                                           ============           ===========
   Diluted                                                   11,163,469             9,979,175
                                                           ============           ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2000               1999
                                                         ---------           ---------

OPERATING ACTIVITIES
Net income                                               $ 506,734           $ 316,039
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization
                                                           547,219             379,631
     Provision for doubtful accounts                        93,200                  --
     Deferred profit                                        77,012                  --
     Equity in earnings of unconsolidated
       partnerships                                         40,508              20,787
     Minority interest in subsidiaries, net of
       distributions to minority interests

                                                            22,693             294,470
     Changes in operating assets and
       liabilities, net of businesses acquired:
         Trade accounts receivable
                                                          (354,334)           (217,022)
         Due from affiliated equity
           partnerships                                     (5,589)            (19,566)
         Inventory                                        (895,337)             73,050
         Vendor deposits                                    73,196            (320,225)
         Prepaid expenses                                  (50,396)           (126,874)
         Trade accounts payable                            409,587             107,902
         Customer deposits                                (153,469)             30,000
         Warranty accrual                                   95,098              (8,986)
         Income taxes payable                              281,139             114,074
          Accrued expenses                                (242,050)             57,256
                                                         ---------           ---------
Net cash used in operating activities
                                                           445,211             700,536

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                            2000                  1999
                                                         -----------           -----------

INVESTING ACTIVITIES
Purchases of property and equipment                      $  (940,730)          $  (715,063)
Acquisition of business                                     (850,000)                   --
Acquisition of partnership interests                         (50,760)              (50,881)
Other assets                                                  (3,021)                   --
                                                         -----------           -----------
Net cash used in investing activities                     (1,844,511)             (765,944)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                        27,190                    --

Proceeds from issuance of long-term debt                     921,594                    --

Principal payments on long-term debt                        (561,141)             (156,130)

Proceeds from issuance of short-term borrowings            1,494,814             1,775,000

Principal payments on short-term borrowings               (1,494,814)           (1,311,206)
                                                         -----------           -----------
Net cash provided by financing activities                    387,643               307,664
                                                         -----------           -----------
Net increase (decrease) in cash and cash
   equivalents                                            (1,011,657)              242,256
Cash and cash equivalents at beginning of
   period                                                  5,024,890               801,563
                                                         -----------           -----------
Cash and cash equivalents at end of period               $ 4,013,233           $ 1,043,819
                                                         ===========           ===========


See accompanying notes.

                       HealthTronics, Inc and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

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

2.       Description of Business

                  HealthTronics, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of obtaining approval (Pre-Market Approval - "PMA") from the Food & Drug Administration ("FDA") for certain products manufactured by HMT High Medical Technologies GmbH ("HMT"), a Swiss corporation, in particular, certain medical devices utilizing shock wave therapies, known as the LithoTron and the OssaTron. Both products are already being used outside the United States. During 1997, the Company received FDA approval to market the LithoTron. On December 30, 1999 the Company submitted its application to the FDA requesting pre-market approval of the OssaTron. The Company is currently establishing additional test sites for the OssaTron FDA supplemental clinical trials.

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


3.       Business Acquisition

                  On January 24, 2000, HealthTronics, Inc. (the "Company") completed the acquisition of the assets of Health Horizons (E.S.W.L.), L.P. for $850,000 in cash and the assumption of certain liabilities, including a lease, trade and accounts payable and obligations under regulatory permits. The assets purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the assets purchased. The Company has pre-negotiated (subject to negotiation of final agreement terms) to sell the assets purchased to a partnership which will be managed by the Company and of which the Company will own less than 20%. The remaining partners will be independent of the Company. The Company financed the acquisition with working capital generated by its business.


                      HealthTronics, Inc. and Subsidiaries
                Pro Forma Combined Condensed Statements of Income
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                  HISTORICAL
                                       --------------------------------
                                       HEALTHTRONICS,    HEALTH HORIZONS        PRO FORMA           PRO FORMA
                                            INC.         (E.S.W.L.) L.P.       ADJUSTMENTS           COMBINED
                                       --------------    ---------------       -----------          ---------
Revenues                                 $7,623,520      $235,272               $       0           $7,858,792
Income before income taxes               $  905,538        78,318               $  (4,185)          $  979,671
Net income                               $  506,734        78,318               $ (36,436)          $  548,616
Basic income per common share            $     0.05                                                 $     0.05
Diluted income per common share          $     0.05                                                 $     0.05

                      HealthTronics, Inc. and Subsidiaries
                Pro Forma Combined Condensed Statements of Income
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                  HISTORICAL
                                       --------------------------------
                                       HEALTHTRONICS,    HEALTH HORIZONS        PRO FORMA           PRO FORMA
                                            INC.         (E.S.W.L.) L.P.       ADJUSTMENTS           COMBINED
                                       --------------    ---------------       -----------          ---------
Net Revenues                             $4,646,327      $796,029               $       0           $5,442,356
Income before income taxes               $  493,180       359,398               $ (12,555)          $  840,023
Net income                               $  316,039       359,398               $(137,134)          $  538,303
                                         ==========      ========               =========           ==========
Basic income per common share            $     0.03                                                 $     0.06
                                         ==========                                                 ==========
Diluted income per common share          $     0.03                                                 $     0.05
                                         ==========                                                 ==========

4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                                          MARCH 31,         DECEMBER 31,
                                            2000                1999
                                         -----------        -----------
                                         (UNAUDITED)

Medical devices and accessories          $1,956,198          $1,110,163
Consumables                                 151,433              85,580
                                         ----------          ----------
                                         $2,107,631          $1,195,743
                                         ==========          ==========





5.       Earnings Per Share Information

                  The following table sets forth the computation of earnings per share:


                                                       Three Months Ended March 31,
                                                         2000                 1999
                                                     -----------          ----------
Numerator: Net income                                $   506,734          $  316,039
                                                     ===========          ==========
Denominator for weighted average
     shares outstanding                               10,719,822           9,665,342
Basic earnings per share                                    0.05                0.03
Effect of dilutive securities:
      Weighted average shares
               outstanding                            10,719,822           9,665,342
       Stock options                                     443,647             313,833
Denominator for diluted earnings per share
                                                      11,163,469           9,979,175
Diluted earnings per share                           $      0.05          $     0.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.


RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

         On January 24, 2000, HealthTronics, Inc. (the "Company") completed the acquisition of the assets of Health Horizons (E.S.W.L.), L.P. ("Health Horizons") for $850,000 in cash and the assumption of certain liabilities, including a lease, trade and accounts payable and obligations under regulatory permits. The assets purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the assets purchased. The Company has pre-negotiated (subject to negotiation of final agreement terms) to sell the assets purchased to a partnership which will be managed by the Company and of which the Company will own less than 20%. The remaining partners will be independent of the Company. The Company financed the acquisition with working capital generated by its business.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net Revenue: Net revenue increased from $4,646,327 for the three months ended March 31, 1999 to $7,623,520 for the three months ended March 31, 2000, an increase of 64%. This increase is attributable to (1) the acquisition of the income generating assets of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line (4) the growth in US Lithotripsy partnerships and (5) HealthTronics' increase in lease revenues from corporate-owned equipment.

Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $1,858,045 for the three months ended March 31, 1999 to $3,411,119 for the three months ended March 31, 2000, an increase of 84%. This increase is attributable to the increase in net revenue offset by an increase in service and warranty expense and an increase in depreciation expense on additional corporate-owned equipment placed in service.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $511,729 for the three months ended March 31, 1999 to $545,948 for the three months ended March 31, 2000, an increase of 7%. This increase is primarily attributable to the addition of corporate administrative personnel in support of current and future growth.

         General and Administrative Expenses: General and administrative expenses increased from $831,405 for the three months ended March 31, 1999 to $1,588,310 for the three months ended March 31, 2000, an increase of 91%. This increase is attributable to (1) additional expenses related to the acquisition of Health Horizons in January 2000, (2) additional professional and filing expenses as a result of being a publicly held company and (3) an increase in general operating expenses based on the growth of the Company.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $20,787 for the three months ended March 31, 1999 to $40,508 for the three months ended March 31, 2000, a increase of 95%. This increase is attributable to the growth of two equity-based US Lithotripsy partnerships added in 1999.

         Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $19,241 for the three months ended March 31, 1999, to $37,592 for the three months ended March 31, 2000, an increase of 95%. This increase is attributable to the fourth quarter 1999 addition of four cost-based partnership investments and the growth in distributions made by existing partnerships accounted for on the cost method basis.

         Interest Expense: Interest expense decreased from $105,104 for the three months ended March 31, 1999 to $81,905 for the three months ended March 31, 2000, a decrease of 22%. This decrease is attributable to the decrease in certain long term debt held by HealthTronics.

         Interest Income: Interest income increased from $8,434 for the three months ended March 31, 1999 to $58,274 for the three months ended March 31, 2000, a increase of 591%. This increase is due to the investment of excess cash balances resulting from the initial public offering completed during the third quarter of 1999.

         Minority Interest: Minority interest increased from $895,326 for the three months ended March 31, 1999 to $1,227,074 for the three months ended March 31, 2000, an increase of 37%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

         Provision for Income Taxes: Provision for income taxes increased from $177,141 for the three months ended March 31, 1999 to $398,804 for the three months ended March 31, 2000, an increase of 125%. The increase is attributable to the increase in taxable income over the first quarter of 1999. The increase in the effective tax rate from 36% for the three months ended March 31, 1999 to 44% for the three months ended March 31, 2000 is due to a change in the estimate of the annual effective rate for 1999 during the second and third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sale of medical devices. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including HealthTronics. In July 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. On July 31, 1999 HealthTronics renewed the Tennessee bank financing through June 30, 2000 with an increase in the line of credit availability from $650,000 to $1,200,000. At March 31, 2000 we have no balances outstanding under these lines of credit. All other borrowings are similar to those in place at December 31, 1999.

         In January 2000 the Company negotiated a seven-year lease for office/warehouse space at a monthly rental of $17,800 (straight-line) that expires in March 2007. The rental payments of $10,300 began in April 2000, when the Company took occupancy, and graduate over the life of the lease.

         In January 2000, the Company and the minority partners of a subsidiary made additional contributions to the subsidiary. The contributions were used to pay off the balance of the subsidiary's long-term debt which totaled $309,617 at December 31, 1999.


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



PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         On March 31, 2000 an additional 1,182 restricted shares of the Company's common stock were issued to a consultant for services rendered to the Company during the period in a transaction exempt under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Exhibit Index on Page 15

         (b) Reports on Form 8-K - Acquisition of Health Horizons (E.S.W.L.), L.P. report dated May 15, 2000, (Items 2 and
                  Item 7) including Financial Statements of Health Horizon (E.S.W.L.), L.P. for 1999 and 1998 and Pro Forma Financial Information

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HEALTHTRONICS, INC.

                                              By: /s/ Victoria W. Beck
                                                 ------------------------------
                                                 Victoria W. Beck
                                                 Chief Financial Officer

                                              Date:  May 15, 2000

                               HEALTHTRONICS, INC.

                                INDEX TO EXHIBITS

No.      Exhibit
10       Lease Agreement between PruCrow Industrial Properties, L.P.
         and Healthtronics, Inc. dated January 27, 2000.
27       Financial Data Schedule, March 31, 2000