Form 10QSB
period 2000-06-30
HEALTHTRONICS INC /GA
filed 2000-08-09
CIK 1018871

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

                  for the quarterly period ended June 30, 2000

                                       or

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-14921

                               HEALTHTRONICS, INC.

             (Exact name of registrant as specified in its charter)

              GEORGIA                                          58-2210668
 (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

1841 WEST OAK PARKWAY STE. A                                       30062
MARIETTA, GEORGIA
(Address of principal executive                                 (Zip Code)
offices)

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

       10,851,171 SHARES OF NO PAR VALUE COMMON STOCK AS OF JULY 31, 2000

  Transitional Small Business Disclosure Format (check one)  YES [ ]   NO [X]

================================================================================

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB



PART I. FINANCIAL INFORMATION

                                                                                         Page

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2000 (unaudited) and December 31, 1999                         3

                  Condensed Consolidated Unaudited Income Statement for the
                  three months ended June 30, 2000 and 1999 and for the six
                  months ended June 30, 2000 and 1999                                     5

                  Condensed Consolidated Unaudited Statements of Cash Flows for
                  the six months ended June 30, 2000 and 1999                             6

                  Notes to Condensed Consolidated Financial Statements                    8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     11



PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                               16

Item 4.           Submission of matters to a Vote of Security Holders                     16

Item 6.           Exhibits and Reports on Form 8-K                                        17

                  Signatures                                                              17

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                   JUNE 30,         DECEMBER 31,
                                                                     2000               1999
                                                                 -------------------------------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  4,835,588       $  5,024,890
   Trade accounts receivable, less allowance for doubtful
     accounts of $253,751 and $129,237 at June 30, 2000 and
     December 31, 1999, respectively                                5,392,464          4,426,973
   Inventory                                                        1,747,019          1,195,743
   Due from affiliated equity partnerships                            271,550            162,523
   Vendor deposits                                                  1,523,060            802,009
   Prepaid expenses                                                    50,380             48,778
   Income taxes receivable                                            147,378                 --
   Deferred income taxes                                              375,751            375,751
                                                                 -------------------------------
Total current assets                                               14,343,190         12,036,667

Property and equipment, at cost:
   Medical devices placed in service                               10,934,599          9,085,000
   Office equipment, furniture and fixtures                           325,373            129,942
   Vehicles and accessories                                         1,577,335          1,340,420
                                                                 -------------------------------
                                                                   12,837,307         10,555,362
   Less accumulated depreciation                                   (3,501,450)        (2,376,510)
                                                                 -------------------------------
Net property and equipment                                          9,335,857          8,178,852

Partnership investments                                               307,341            318,150
Goodwill (net of accumulated amortization of $448,910 and
   $340,700 at June 30, 2000 and December 31, 1999,
   respectively)                                                    3,556,134          2,905,540
Patent license (net of accumulated amortization of $49,992
   and $44,993 at June 30, 2000 and December 31, 1999,
   respectively)                                                       50,008             55,007
Other assets                                                           24,860             40,465
                                                                 -------------------------------
Total assets                                                     $ 27,617,390       $ 23,534,681
                                                                 ===============================

                                                                     JUNE 30,         DECEMBER 31,
                                                                       2000                1999
                                                                   -------------------------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                          $ 2,437,372        $  1,131,142
   Customer deposits                                                   355,800             903,352
   Income taxes payable                                                     --             141,652
   Warranty accrual                                                    615,175             513,305
   Other accrued expenses                                              924,734           1,099,751
   Deferred profit on service contracts                                101,995              90,155
   Current portion of long-term debt                                 1,338,370           1,287,054
                                                                   -------------------------------
Total current liabilities                                            5,773,446           5,166,411


Deferred income taxes                                                   12,977              12,977
Deferral of profit on medical device sales to related
   parties                                                             244,194             244,194
Long-term debt, less current portion                                 2,381,781           1,759,126
Minority interest                                                    3,065,647           2,224,087
                                                                   -------------------------------
Total liabilities                                                   11,478,045           9,406,795




Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at June 30, 2000 and
       December 31, 1999
     Issued and outstanding - 10,851,171 and 10,716,271
       shares at June 30, 2000 and December 31, 1999,
         respectively                                               12,979,521          12,309,181
   Retained earnings                                                 3,159,824           1,818,705
                                                                   -------------------------------
                                                                    16,139,345          14,127,886
                                                                   -------------------------------
Total liabilities and shareholders' equity                         $27,617,390         $23,534,681
                                                                   ===============================

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                     Condensed Consolidated Income Statement
                                   (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                     2000               1999               2000               1999
                                                 ---------------------------------------------------------------------
Net revenue                                      $  8,740,974       $  7,008,685       $ 16,364,494       $ 11,655,012

Cost of goods sold, rentals and
   services provided                                3,509,187          3,484,262          6,920,306          5,467,307
                                                 ---------------------------------------------------------------------
                                                    5,231,787          3,524,423          9,444,188          6,187,705

Salaries, wages and benefits                          517,942            679,751          1,063,890          1,066,480
General and administrative
   expenses                                         1,735,505          1,052,038          3,323,815          1,883,443
                                                 ---------------------------------------------------------------------
                                                    2,978,340          1,792,634          5,056,483          3,237,782


Equity in earnings of unconsolidated
   partnerships                                        36,711             24,076             77,219             44,863
Minority interest                                  (1,666,248)          (965,071)        (2,893,322)        (1,860,397)
Interest expense                                     (100,181)           (76,046)          (182,086)          (176,323)
Interest income                                        49,454                 --            107,728              3,607
Partnership distributions from cost                   122,911             34,992            160,503             54,233
   based investments

Net income before income taxes                      1,420,987            810,585          2,326,525          1,303,765
Provision for income taxes                           (586,602)          (363,045)          (985,406)          (540,186)
                                                 ---------------------------------------------------------------------
Net income                                       $    834,385       $    447,540       $  1,341,119       $    763,579
                                                 =====================================================================
Basic and diluted income per common share:
   Basic                                         $       0.08       $       0.05       $       0.12       $       0.08
                                                 =====================================================================
   Diluted                                       $       0.08       $       0.05       $       0.12       $       0.08
                                                 =====================================================================
Weighted average common shares outstanding:
   Basic                                           10,764,988          9,680,727         10,744,721          9,673,077
                                                 =====================================================================
   Diluted                                         11,127,430          9,944,227         11,101,889          9,936,577
                                                 =====================================================================

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                            2000              1999
                                                         -----------------------------
OPERATING ACTIVITIES
Net income                                               $ 1,341,119       $   763,579
Adjustments to reconcile net income to cash used in
   operating activities:
     Depreciation and amortization                         1,238,149           783,569
     Provision for doubtful accounts                         124,514           118,694
     Deferral of profit on medical device sales or
       other revenues                                         11,840            54,000
     Equity in earnings of unconsolidated
       partnerships, net of dividends                        (77,219)          (44,863)
     Minority interest in subsidiaries, net of
       distributions                                         841,560           226,005
     Changes in operating assets and liabilities,
       net of businesses acquired:
         Trade accounts receivable                        (1,090,005)       (1,351,229)
         Due from affiliated equity partnerships            (109,027)          (31,779)
         Inventory                                          (534,726)          241,549
         Vendor deposits                                    (721,051)          (19,917)
         Prepaid expenses                                      6,325          (275,872)
         Income taxes receivable                            (147,378)               --
         Trade accounts payable                            1,306,230           357,301
         Customer deposits                                  (547,552)           30,000
         Income taxes payable                               (141,652)          211,569
         Warranty accrual                                    101,870           129,129
          Accrued expenses                                  (175,017)          438,482
                                                         -----------------------------
Net cash provided by operating activities                  1,427,980         1,630,217

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                                              SIX MONTHS ENDED JUNE 30,
                                                               2000              1999
                                                            -----------------------------
INVESTING ACTIVITIES
Purchases of property and equipment, net of businesses
   acquired                                                  (2,215,222)       (1,518,374)
Business acquisition                                           (850,000)               --
Other assets                                                     15,605             4,863
Purchases of partnership investments, net of cash
   acquired                                                      88,024           (12,336)
                                                            -----------------------------
Net cash used in investing activities                        (2,961,593)       (1,525,847)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                          670,340            50,000
Proceeds from issuance of long-term debt                      1,578,594           167,875
Principal payments on long-term debt                           (904,623)         (701,254)
Proceeds from short-term borrowings                           3,850,733         3,125,000
Principal payments on short-term borrowings                  (3,850,733)       (2,697,133)
                                                            -----------------------------
Net cash provided by (used in) financing activities           1,344,311           (55,512)
                                                            -----------------------------

Net (decrease) increase in cash and cash equivalents           (189,302)           48,858
Cash and cash equivalents at beginning of period              5,024,890           801,563
                                                            -----------------------------
Cash and cash equivalents at end of period                  $ 4,835,588       $   850,421
                                                            =============================




See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

1.       Basis of Presentation

                  The accompanying consolidated financial statements include the accounts of HealthTronics, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

                  In the opinion of HealthTronics management, the accompanying unaudited consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The information presented in these financial statements has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with HealthTronics' Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

                  Preparation of these interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results may not be indicative of the results that may be expected for the year.

                  Certain prior year balances have been reclassified to conform to the 2000 presentation.

2.       Description of Business

                  HealthTronics, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was established to pursue Food & Drug Administration ("FDA") approval (Pre-Market Approval - "PMA") for orthopaedic and urologic applications of extracorporeal shock wave therapy and the marketing of medical devices for these applications in the United States, Canada and Mexico. Certain products are already being used outside the United States and Canada. During 1997, the Company received FDA approval to market the LithoTron. On December 30, 1999, the Company submitted its application to the FDA requesting pre-market approval of the OssaTron. On July 20, 2000, the Orthopaedic and Rehabilitation Devices advisory panel to the FDA recommended to the FDA that HealthTronics, Inc. be given approval to market the

         OssaTron for treatment of chronic proximal plantar fasciitis. While the Company awaits a final decision from the FDA, the panel recommendation in no way obligates the FDA to approve the pre-market approval of the OssaTron, or if it gives pre-market approval, to do so without conditions. The Company is currently establishing additional test sites for the OssaTron FDA clinical trials for additional applications.

                  In 1996, High Medical Technologies AG (HMT) granted to the Company the right to purchase the manufacturing rights to the OssaTron medical devices. The Company also operates under the terms of a distribution agreement with HMT that grants the Company the exclusive right to make, use, sell and lease the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.

                  With each FDA approval, it is the Company's intent to generate revenues from three sources: 1) sales of medical devices including related accessories; 2) recurring revenues from licensing fees, sales of consumable products and maintenance of equipment; and 3) investment income generated from partnerships and joint ventures with physicians, surgery centers and hospitals that purchase equipment from the Company as well as management fees from such entities.

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


3.       Business Acquisition and Disposition

                  On January 24, 2000, the Company completed the acquisition of the assets of Health Horizons (E.S.W.L.), L.P. for $850,000 in cash and the assumption of certain liabilities, including a lease, trade and accounts payable and obligations under regulatory permits. The assets purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the assets purchased. The Company financed the acquisition with working capital generated by its business. The Company pre-negotiated to sell its interest in the assets purchased to a limited liability company, which will be managed by the Company and of which the Company will own 20 to 30%. The sale of the assets from Health Horizons (E.S.W.L.) L.P. to the newly established limited liability company was consummated on June 1, 2000. The remaining members will be independent of the Company. Based upon the Company's ability to exercise control over the operating and financial policies of the new limited liability company, the Company has consolidated the financial position and results of operations of the new limited liability company.

                      HealthTronics, Inc. and Subsidiaries
               Pro Forma Combined Condensed Statements of Income

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                  HISTORICAL
                                    --------------------------------------
                                     HEALTHTRONICS,        HEALTH HORIZONS     PRO FORMA       PRO FORMA
                                          INC.             (E.S.W.L.) L.P.    ADJUSTMENTS       COMBINED
                                    ----------------------------------------------------------------------
Revenues                               $16,364,494            $235,272          $     0       $16,599,766
Income before income taxes             $ 2,326,525            $ 78,318          $ (4,185)     $ 2,400,658
Net income                             $ 1,341,119            $ 78,318          $(36,436)     $ 1,383,001
Basic income per common share          $      0.12                                            $      0.13
Diluted income per common share        $      0.12                                            $      0.13


                      HealthTronics, Inc. and Subsidiaries
               Pro Forma Combined Condensed Statements of Income

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                                  HISTORICAL
                                    --------------------------------------
                                     HEALTHTRONICS,        HEALTH HORIZONS     PRO FORMA          PRO FORMA
                                          INC.             (E.S.W.L.) L.P.    ADJUSTMENTS         COMBINED
                                    ------------------------------------------------------------------------
Revenues                              $11,655,012             $1,698,224        $       0        $13,353,236
Income before income taxes            $ 1,303,765             $  708,855        $ (28,332)       $ 1,984,288
Net income                            $   763,579             $  708,855        $(281,737)       $ 1,190,697
Basic income per common share         $      0.08                                                $      0.12
Diluted income per common share       $      0.08                                                $      0.12


4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                                               JUNE 30,       DECEMBER 31,
                                                 2000            1999
                                              ----------------------------
                                              (UNAUDITED)

         Medical devices and accessories      $1,602,130      $1,110,163
         Consumables                             144,889          85,580
                                              ----------------------------
                                              $1,747,019      $1,195,743
                                              ============================

5.       Earnings Per Share Information

         The following table sets forth the computation of earnings per share:


                                          Three Months Ended June 30,        Six Months Ended June 30,
                                              2000            1999             2000            1999
                                          -----------      ----------      -----------      ----------
Numerator: Net income                     $   834,385      $  447,540      $ 1,341,119      $  763,579
                                          ===========      ==========      ===========      ==========
Denominator for weighted average
  shares outstanding                       10,764,988       9,680,727       10,744,721       9,673,077
Basic earnings per share                         0.08            0.05             0.12            0.08
Effect of dilutive securities:
  Weighted average shares
       outstanding                         10,764,988       9,680,727       10,744,721       9,673,077
  Stock options                               362,442         263,500          357,168         263,500
Denominator for diluted earnings per
  share                                    11,127,430       9,944,227       11,101,889       9,936,577
Diluted earnings per share                       0.08            0.05             0.12            0.08


6.       Stock Options

         In March 2000 and August 2000, the Company filed a Form S-8 with the Securities and Exchange Commission to register 800,000 and 1,000,000 shares respectively, of its common stock in connection with the Company's option plans.

7.       Line of Credit

         The Company is currently negotiating with a bank for a $5,000,000 line of credit.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

         On January 24, 2000, HealthTronics, Inc. (the "Company") completed the acquisition of the assets of Health Horizons (E.S.W.L.), L.P. for $850,000 in cash and the assumption of certain liabilities, including a lease, trade and accounts payable and obligations under regulatory permits. The assets purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the assets purchased. The Company had pre-negotiated to sell a majority of its interest in the assets purchased to a limited liability company which will be managed by the Company and of which the Company will own 20 to 30%. The remaining members will be independent of the Company. The Company financed the acquisition with working capital generated by its business. Based upon the Company's ability to exercise control over the operating and financial policies of the new limited liability company, the Company has consolidated the financial position and results of operations of the new limited liability company.

         In January 2000 the Company and the minority partners of a subsidiary made additional contributions to the subsidiary. The contributions were used to pay off the balance of the subsidiary's long-term debt which totaled $309,617 at December 31, 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net Revenue: Net revenue increased from $11,655,012 for the six months ended June 30, 1999 to $16,364,494 for the six months ended June 30, 2000, an increase of 40%. This increase is attributable to (1) the acquisition of the assets of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $5,467,307 for the six months ended June 30, 1999 to $6,920,306 for the six months ended June 30, 2000, an increase of 27%. This increase is attributable to (1) the acquisition of the assets of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and
(5) the increase in lease revenues from corporate-owned equipment.

         Salaries, Wages and Benefits: Salaries, wages and benefits decreased from $1,066,480 for the six months ended June 30, 1999 to $1,063,890 for the six months ended June 30, 2000, a decrease of .2%. This minimal decrease is due to the Company's maintenance of a relatively consistent staff except for service technicians and engineers.

         General and Administrative Expenses: General and administrative expenses increased from $1,883,443 for the six months ended June 30, 1999 to $3,323,815 for the six months ended June 30, 2000, an increase of 76%. This increase is attributable to (1) additional expenses related to the operation of the lithotripsy venture purchased in January 2000, (2) additional professional and filing expenses as a result of being a publicly held company and (3) an increase in general operating expenses due to the growth of the Company.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $44,863 for the six months ended June 30, 1999 to $77,219 for the six months ended June 30, 2000, a increase of 72%. This increase is primarily attributable to the growth of two equity-based US Lithotripsy partnerships in which the Company invested during 1999.

         Interest Expense: Interest expense increased from $176,323 for the six months ended June 30, 1999 to $182,086 for the six months ended June 30, 2000, an increase of 3%. This is attributable to the debt of partnerships the Company invested in during the first six months of 2000.

         Interest Income: Interest income increased from $3,607 for the six months ended June 30, 1999 to $107,728 for the six months ended June 30, 2000, an increase of 2886%. This increase is due to the investment of excess cash balances resulting from initial public offering completed during the third quarter of 1999.

         Minority Interest: Minority interest increased from $1,860,397 for the six months ended June 30, 1999 to $2,893,322 for the six months ended June 30, 2000, an increase of 56%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

         Partnership Distributions from Cost - Based Investments: Partnership distributions from cost - based investments increased from $54,233 for the six months ended June 30, 1999 to $160,503 for the six months ended June 30, 2000, an increase of 196%. This increase is attributable to the four cost - based partnership investments added during the fourth quarter of 1999 and the growth in distributions by existing partnerships accounted for on the cost basis.

         Provision for Income Taxes: Provision for income taxes increased from $540,186 for the six months ended June 30, 1999 to $985,406 for the six months ended June 30, 2000, an increase of 82%. The increase is attributable to the increase in taxable income over the first six months of 1999.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net Revenue: Net revenue increased from $7,008,685 for the three months ended June 30, 1999 to $8,740,974 for the three months ended June 30, 2000, an increase of 25%. This increase is attributable to (1) the acquisition of the assets of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line, (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $3,484,262 for the three months ended June 30, 1999 to $3,509,187 for the three months ended June 30, 2000, an increase of 1%. This increase is attributable to (1) the acquisition of the assets of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Salaries, Wages and Benefits: Salaries, wages and benefits decreased from $679,751 for the three months ended June 30, 1999 to $517,942 for the three months ended June 30, 2000, a decrease of 24%. This decrease is primarily attributable to the 1999 second quarter bonus accrual and the elimination of three employment positions that existed in 1999.

         General and Administrative Expenses: General and administrative expenses increased from $1,052,038 for the three months ended June 30, 1999 to $1,735,505 for the three months ended June 30, 2000, an increase of 65%. This increase is attributable to (1) additional expenses related to the operation of the lithotripsy venture purchased in January 2000, (2) additional professional and filing expenses as a result of being a publicly held company and (3) an increase in general operating expenses due to the growth of the Company.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $24,076 for the three months ended June 30, 1999 to $36,711 for the three months ended June 30, 2000, a increase of 52%. This increase is attributable to the growth of two equity-based US Lithotripsy partnerships in which the Company invested during 1999.

         Partnership Distributions from Cost - Based Investments: Partnership distributions from cost - based investments increased from $34,992 for the three months ended June 30, 1999, to $122,911 for the three months ended June 30, 2000, an increase of 251%. This increase is attributable to the addition of four cost - based partnership investments during the fourth quarter of 1999 and the growth in distributions by existing partnerships accounted for on the cost basis.

         Interest Expense: Interest expense increased from $76,046 for the three months ended June 30, 1999 to $100,181 for the three months ended June 30, 2000, a increase of 32%. This increase is attributable to the increase in certain long
- term debt of HealthTronics.

         Interest Income: Interest income increased from $0 for the three months ended June 30, 1999 to $49,454 for the three months ended June 30, 2000. This increase is due to the investment of excess cash balances resulting from the initial public offering completed during the third quarter of 1999.

         Minority Interest: Minority interest increased from $965,071 for the three months ended June 30, 1999 to $1,666,248 for the three months ended June 30, 2000, an increase of 73%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

         Provision for Income Taxes: Provision for income taxes increased from $363,045 for the three months ended June 30, 1999 to $586,602 for the three months ended June 30, 2000, an increase of 62%. The increase is attributable to the increase in taxable income over the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sales of medical devices. Subsidiary partnership equipment financing has typically been provided by term bank debt secured by the related devices and guarantees from the various partners, including HealthTronics. In July 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. On July 31, 1999 HealthTronics renewed the Tennessee bank financing through June 30, 2000 with an increase in the line of credit availability from $650,000 to $1,200,000. The Company is currently negotiating with a bank for a $5,000,000 line of credit. At June 30, 2000, we have no balances outstanding under these lines of credit. All other borrowings are similar to those in place at December 31, 1999.

         In January 2000, the Company negotiated a seven-year lease for office/warehouse space at a monthly rental expense of $17,800 (straight-line) that expires in March 2007. The rental payments of $10,300 began in April 2000, when the Company took occupancy, and graduate over the life of the lease.


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

PART II. Other Information

Item 2.           Changes in Securities and Use of Proceeds

         On June 30 and March 31, 2000 an additional 1,118 and 1,182, respectively, restricted shares of the Company's common stock were issued to a consultant for services rendered to the Company during the period in a transaction exempt under Section 4(2) of the Securities Act of 1933.

Item 4.           Submission of Matters to a Vote of Security Holders

         A.       The annual meeting of shareholders was held on May 15, 2000.

         B. The following directors were elected to the board of directors:

                           Roy S. Brown
                           Jon Burke
                           Scott Cochran
                           John House
                           Russ Maddox
                           Argil J. Wheelock

         C.       The following matters were voted upon at the annual meeting:


                                                                   For                Against           Abstain
                                                                ---------            ---------         ---------
        1.             To elect the following
                       directors to serve for the
                       ensuing year:
                       Roy S. Brown                              7,063,813             3,500            510,100
                       Jon Burke                                 7,062,913             4,400            510,100
                       Scott Cochran                             7,062,913             4,400            510,100
                       John House                                7,063,813             3,500            510,100
                       Russ Maddox                               7,062,913             4,400            510,100
                       Argil J. Wheelock                         7,063,813             3,500            510,100

        2.             To approve adoption of the
                       Company's 2000 Employee Stock
                       Option Plan and the
                       reservation of 1,000,000 shares
                       of common stock for issuance
                       thereunder.                               7,565,750             9,963              1,700

        3.             To ratify the appointment of
                       Ernst & Young LLP as
                       independent auditors for the
                       fiscal year ending December
                       31, 2000.                                 7,577,113                 0                300

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Exhibit Index on Page 18

         (b) Reports on Form 8-K - Reported pursuant to ITEM 2 of Form 8-K dated May 15, 2000 and reported pursuant to ITEM 2 of Form 8-K dated June 16, 2000 the disposition of the assets acquired from Health Horizons (E.S.W.L.), L.P. to a newly formed limited liability company.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HEALTHTRONICS, INC.

                                         By:   /s/ Victoria W. Beck
                                               ---------------------------
                                               Victoria W. Beck
                                               Chief Financial Officer

                                         Date: August 9, 2000

                               HEALTHTRONICS, INC.

                                INDEX TO EXHIBITS

No.      Exhibit

27       Financial Data Schedule, June 30, 2000