Form 10QSB
period 2000-09-30
HEALTHTRONICS INC /GA
filed 2000-11-14
CIK 1018871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

           [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2000

                                       or

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

      10,915,685 SHARES OF NO PAR VALUE COMMON STOCK AS OF OCTOBER 31, 2000

     Transitional Small Business Disclosure Format (check one) YES [  ] NO [X]

                              HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB



                                                                                                 Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      September 30, 2000 (unaudited)  and December 31, 1999                       3

                      Condensed Consolidated Unaudited Income Statements
                      for the three months ended September 30, 2000 and 1999
                      and for the nine months ended September 30, 2000 and 1999                   5

                      Condensed Consolidated Unaudited Statements of
                      Cash Flows for the nine months ended September 30, 2000
                      and 1999                                                                    6

                      Notes to Condensed Consolidated Financial Statements                        8

Item 2.               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                       12



PART II.              OTHER INFORMATION

Item 2.               Changes in Securities and Use of Proceeds                                  17

Item 6.               Exhibits and Reports on Form 8-K                                           17

                      Signatures                                                                 17

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                         2000                    1999
                                                                    -------------------------------------
                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  5,307,484           $  5,024,890
                                                                     ------------           ------------
   Trade accounts receivable, less allowance for doubtful
     accounts of $227,064 and $129,237 at September 30,
     2000 and December 31, 1999, respectively                           7,797,781              4,426,973
   Inventory                                                            2,344,899              1,195,743
   Due from affiliated equity partnerships                                188,269                162,523
   Vendor deposits                                                      1,263,283                802,009
   Prepaid expenses                                                       295,394                 48,778
   Deferred income taxes                                                  375,751                375,751
                                                                     ------------           ------------
Total current assets                                                   17,572,861             12,036,667

Property and equipment, at cost:
   Medical devices placed in service                                   11,597,671              9,085,000
   Office equipment, furniture and fixtures                               361,318                129,942
   Vehicles and accessories                                             1,667,253              1,340,420
                                                                     ------------           ------------
                                                                       13,626,242             10,555,362
   Less accumulated depreciation                                       (4,164,901)            (2,376,510)
                                                                     ------------           ------------
Net property and equipment                                              9,461,341              8,178,852

Partnership investments                                                   643,479                318,150
Goodwill (net of accumulated amortization of $519,971 and
   $340,700 at September 30, 2000 and December 31, 1999,
   respectively)                                                        3,489,312              2,905,540
Patent license (net of accumulated amortization of $52,491
   and $44,993 at September 30, 2000 and December 31, 1999,
   respectively)                                                           47,509                 55,007
Other assets                                                               21,385                 40,465
                                                                     ------------           ------------
Total assets                                                         $ 31,235,887           $ 23,534,681
                                                                     ============           ============

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2000                1999
                                                                   ---------------------------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                           $ 1,329,424          $ 1,131,142
   Customer deposits                                                  1,220,597              903,352
   Income taxes payable                                                 224,890              141,652
   Warranty accrual                                                     556,470              513,305
   Other accrued expenses                                             1,556,889            1,099,751
   Deferred profit on service contracts                                 114,400               90,155
   Short-term borrowings                                              1,383,324                   --
   Current portion of long-term debt                                  1,271,145            1,287,054
                                                                    -----------          -----------
Total current liabilities                                             7,657,139            5,166,411


Deferred income taxes                                                    12,977               12,977
Deferral of profit on medical device sales to related
   parties                                                              251,867              244,194
Long-term debt, less current portion                                  2,603,073            1,759,126
Minority interest                                                     3,683,968            2,224,087
                                                                    -----------          -----------
Total liabilities                                                    14,209,024            9,406,795




Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at September 30, 2000
       and December 31, 1999
     Issued and outstanding - 10,912,351 and 10,716,271
       shares at September 30, 2000 and December 31, 1999,
         respectively                                                13,098,350           12,309,181
   Retained earnings                                                  3,928,513            1,818,705
                                                                    -----------          -----------
                                                                     17,026,863           14,127,886
                                                                    -----------          -----------
Total liabilities and shareholders' equity                          $31,235,887          $23,534,681
                                                                    ===========          ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                    Condensed Consolidated Income Statements
                                   (Unaudited)



                                                  THREE MONTHS ENDED SEPTEMBER  30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000                   1999                  2000              1999
                                              ---------------------------------------------------------------------------------
Net revenue                                   $  9,025,518           $  6,849,538           $ 25,390,012       $  18,504,550

Cost of goods sold, rentals and
   services provided                             3,325,176              2,584,308             10,245,482           8,050,490
                                              ------------           ------------           ------------        ------------
                                                 5,700,342              4,265,230             15,144,530          10,454,060

Salaries, wages and benefits                       555,712                533,094              1,619,602           1,600,699
General and administrative
   expenses                                      1,606,399              1,138,407              4,930,214           3,021,850
                                              ------------           ------------           ------------        ------------
                                                 3,538,231              2,593,729              8,594,714           5,831,511


Equity in earnings of unconsolidated
   partnerships                                     48,631                 38,865                125,850              83,728
Minority interest                               (2,347,223)            (1,743,993)            (5,240,545)         (3,604,390)
Interest expense                                  (106,646)               (76,590)              (288,732)           (250,627)
Interest income                                     66,843                     --                174,571               1,321
Partnership distributions from cost
   based investments                               111,240                 41,143                271,743              95,376
                                              ------------           ------------           ------------        ------------
Net income before income taxes                   1,311,076                853,154              3,637,601           2,156,919
Provision for income taxes                        (542,387)              (365,437)            (1,527,793)           (905,623)
                                              ------------           ------------           ------------        ------------
Net income                                    $    768,689           $    487,717           $  2,109,808        $  1,251,296
                                              ============           ============           ============        ============
Basic and diluted income per
  common share:
   Basic                                      $       0.07           $       0.05           $       0.20        $       0.13
                                              ============           ============           ============        ============
   Diluted                                    $       0.07           $       0.05           $       0.19        $       0.13
                                              ============           ============           ============        ============
Weighted average common shares
  outstanding:
   Basic                                        10,879,976             10,074,038             10,790,135           9,808,199
                                              ============           ============           ============        ============
   Diluted                                      11,226,825             10,263,704             11,111,914           9,997,866
                                              ============           ============           ============        ============


See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                       2000                       1999
                                                                  ---------------------------------------
OPERATING ACTIVITIES
Net income                                                        $ 2,109,808                $ 1,251,296
Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                  1,975,160                  1,206,294
     Provision for doubtful accounts                                   97,827                         --
     Deferral of profit on medical device sales or
       other revenues                                                  31,918                    238,680
     Equity in earnings of unconsolidated
       partnerships, net of dividends                                (125,850)                   (83,728)
     Minority interest in subsidiaries, net of
       distributions                                                1,459,881                    748,869
     Changes in operating assets and liabilities,
       net of business acquired:
         Trade accounts receivable                                 (3,468,635)                (1,815,998)
         Inventory                                                 (1,149,156)                  (270,086)
         Due from affiliated equity partnerships                      (25,746)                   (49,504)
         Vendor deposits                                             (461,274)                  (517,220)
         Prepaid expenses                                            (246,616)                   188,842
         Trade accounts payable                                       198,282                    645,735
         Customer deposits                                            317,245                    594,352
         Income taxes payable                                          83,238                    205,494
         Warranty accrual                                              43,165                    101,004
         Other accrued expenses                                       457,138                    571,513
                                                                   ----------                -----------
Net cash provided by operating activities                           1,296,385                  3,015,543

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          2000                     1999
                                                                     --------------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment, net of business
   acquired                                                           (2,983,923)                (2,623,292)
Business acquisition                                                    (850,000)                        --
Other assets                                                              19,080                     (1,657)
Purchases of partnership investments, net of cash
   acquired                                                             (199,479)                   (85,491)
                                                                     -----------                -----------
Net cash used in investing activities                                 (4,014,322)                (2,710,440)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                   789,169                  4,847,079
Proceeds from issuance of long-term debt                               2,107,617                    781,672
Principal payments on long-term debt                                  (1,279,579)                (1,524,285)
Proceeds from short-term borrowings                                    6,160,577                  3,988,714
Principal payments on short-term borrowings                           (4,777,253)                (3,893,576)
                                                                     -----------                -----------
Net cash provided by financing activities                              3,000,531                  4,199,604
                                                                     -----------                -----------

Net increase in cash and cash equivalents                                282,594                  4,504,707
Cash and cash equivalents at beginning of period                       5,024,890                    801,563
                                                                     -----------                -----------
Cash and cash equivalents at end of period                           $ 5,307,484                $ 5,306,270
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

2.       Description of Business

                  HealthTronics, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was established to pursue Food & Drug Administration ("FDA") approval (Pre-Market Approval - "PMA") for orthopaedic and urologic applications of extracorporeal shock wave therapy ("ESWT") and the marketing of medical devices for these applications in the United States, Canada and Mexico. Certain products are already being used outside the United States and Canada. During 1997, the Company received FDA approval to market the LithoTron.

                  On December 30, 1999, the Company submitted its application to the FDA requesting pre-market approval of the OssaTron. On July 20, 2000, the Orthopaedic and

         Rehabilitation Devices advisory panel to the FDA recommended to the FDA that HealthTronics, Inc. be given approval to market the OssaTron for treatment of chronic proximal plantar fasciitis . On October 12, 2000 the Company received FDA approval to begin marketing the OssaTron for treatment of plantar fasciitis. The FDA approval was granted based on the results of a multicenter, randomized, placebo-controlled study of approximately 300 patients. Approximately 60% of the patients were considered a success according to the investigator assessment and the patient's self-assessment after a single active OssaTron treatment. The comparison of results between active treatment and placebo-treated patients was highly significant according to the statistical analysis. With this approval, the OssaTron becomes the only device commercially available in the United States for the ESWT treatment of plantar fasciitis. The Company is currently establishing additional test sites for the OssaTron FDA clinical trials for additional applications.

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



                      HealthTronics, Inc. and Subsidiaries
                Pro Forma Combined Condensed Statements of Income
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                       HISTORICAL
                                       ------------------------------------------
                                       HEALTHTRONICS,            HEALTH HORIZONS           PRO FORMA           PRO FORMA
                                           INC.                   (E.S.W.L.) L.P.         ADJUSTMENTS           COMBINED
                                       ----------------------------------------------------------------------------------
Revenues                                 $25,390,012               $235,272                  $      0        $25,625,284
Income before income taxes               $ 3,637,601               $ 78,318                  $ (4,185)       $ 3,711,734

Net income                               $ 2,409,808               $ 78,318                  $(36,436)       $ 2,451,690

Basic income per common share            $      0.20                                                         $      0.23

Diluted income per common share          $      0.19                                                         $      0.22



                      HealthTronics, Inc. and Subsidiaries
                Pro Forma Combined Condensed Statements of Income
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                       HISTORICAL
                                       ------------------------------------------
                                       HEALTHTRONICS,            HEALTH HORIZONS           PRO FORMA            PRO FORMA
                                            INC.                 (E.S.W.L.) L.P.          ADJUSTMENTS            COMBINED
                                       -------------------------------------------------------------------------------------
Revenues                                 $18,504,550               $2,577,806               $       0            $21,082,356

Income before income taxes               $ 2,156,919               $1,064,307               $ (42,498)           $ 3,178,728

Net income                               $ 1,251,296               $1,064,307               $(422,606)           $ 1,892,997

Basic income per common share            $      0.13                                                             $      0.19

Diluted income per common share          $      0.13                                                             $      0.19

4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                                                                   SEPTEMBER 30,            DECEMBER 31,
                                                                      2000                     1999
                                                                  -------------------------------------
                                                                   (UNAUDITED)
         Medical devices and accessories                           $2,098,350               $1,110,163
         Consumables                                                  246,549                   85,580
                                                                   ----------               ----------
                                                                   $2,344,899               $1,195,743
                                                                   ==========               ==========



5.       Earnings Per Share Information

         The following table sets forth the computation of earnings per share:


                                                        Three Months Ended September 30 ,         Nine Months Ended September 30,
                                                           2000                1999                 2000                 1999
                                                       -----------          ------------         -----------          -----------
         Numerator: Net income                         $   768,689          $   487,717          $ 2,109,808          $ 1,251,296
                                                       ===========          ===========          ===========          ===========

         Denominator for weighted average
              shares outstanding                        10,879,976           10,074,038           10,790,135            9,808,199
         Basic earnings per share                             0.07                 0.05                 0.20                 0.13
         Effect of dilutive securities:
              Weighted average shares
               outstanding                              10,879,976           10,074,038           10,790,135            9,808,199
                Stock options                              346,849              189,667              321,779              189,667
                                                       -----------          -----------          -----------          -----------
         Denominator for diluted earnings per
              share                                     11,226,825           10,263,704           11,111,914            9,997,866
         Diluted earnings per share                           0.07                 0.05                 0.19                 0.13



6.       Stock Options

         In March 2000 and August 2000, the Company filed a Form S-8 with the Securities and Exchange Commission to register 800,000 and 1,000,000 shares respectively, of its common stock in connection with the Company's option plans.

7.       Line of Credit

         Effective June 30, 2000 the Company replaced its $1,200,000 line of credit and $1,000,000 equipment financing with a $5,000,000 line of credit, maturing April 30, 2001. At September 30, 2000, there is $1,383,324 outstanding under this line of credit.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

         The Company submitted its application to the FDA, on December 30, 1999, requesting pre-market approval of the OssaTron, a noninvasive shock wave therapy device used for the treatment of planatar fasciitis. On July 20, 2000, the Orthopaedic and Rehabilitation Devices advisory panel to the FDA recommended to the FDA that HealthTronics, Inc. be given approval to market the OssaTron for treatment of chronic proximal plantar fasciitis . On October 12, 2000 the Company received FDA approval to begin marketing the OssaTron for treatment of plantar fasciitis. The FDA approval was granted based on the results of a multicenter, randomized, placebo-controlled study of approximately 300 patients. Approximately 60% of the patients were considered a success according to the investigator assessment and the patient's self-assessment after a single active OssaTron treatment. The comparison of results between active treatment and placebo-treated patients was highly significant according to the statistical analysis. With this approval, the OssaTron becomes the only device commercially available in the United States for the ESWT treatment of plantar fasciitis. The Company is currently establishing additional test sites for the OssaTron FDA clinical trials for additional applications.

         On January 24, 2000, HealthTronics, Inc. (the "Company") completed the acquisition of the assets of Health Horizons (E.S.W.L.), L.P. for $850,000 in cash and the assumption of certain liabilities, including a lease, trade and accounts payable and obligations under regulatory permits. The assets purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the assets purchased. The Company had pre-negotiated to sell a majority of its interest in the assets purchased to a limited liability company, which will be managed by the Company, and of which the Company will own 20 to 30%. The remaining members will be independent of the Company. The Company financed the acquisition with working capital generated by its business. Based upon the Company's ability to exercise control over the operating and financial policies of the new limited liability company, the Company has consolidated the financial position and results of operations of the new limited liability company.

         In January 2000 the Company and the minority partners of a subsidiary made additional contributions to the subsidiary. The contributions were used to pay off the balance of the subsidiary's long-term debt which totaled $309,617 at December 31, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net Revenue: Net revenue increased from $18,504,550 for the nine months ended September 30, 1999 to $25,390,012 for the nine months ended September 30, 2000, an increase of 37%. This increase is attributable to (1) the acquisition of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $8,050,490 for the nine months ended September 30, 1999 to $10,245,482 for the nine months ended September 30, 2000, an increase of 27%. This increase is attributable to the related costs associated with (1) the acquisition of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line, (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $1,600,699 for the nine months ended September 30, 1999 to $1,619,602 for the nine months ended September 30, 2000, an increase of 1%. This minimal increase is due to the Company's maintenance of a relatively consistent staff except for service technicians and engineers.

         General and Administrative Expenses: General and administrative expenses increased from $3,021,850 for the nine months ended September 30, 1999 to $4,930,214 for the nine months ended September 30, 2000, an increase of 64%. This increase is attributable to (1) additional expenses related to the operation of the lithotripsy venture purchased in January 2000, (2) additional professional and filing expenses as a result of being a publicly held company and (3) an increase in general operating expenses due to the growth of the Company.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $83,728 for the nine months ended September 30, 1999 to $125,880 for the nine months ended September 30, 2000, an increase of 50%. This increase is primarily attributable to the growth of two equity-based US Lithotripsy partnerships in which the Company invested during 1999.

         Minority Interest: Minority interest increased from $3,604,390 for the nine months ended September 30, 1999 to $5,240,545 for the nine months ended September 30, 2000, an increase of 45%. This increase is attributable to the addition of consolidated subsidiaries with new minority investors as well as the income growth of the new and existing subsidiaries.

         Interest Expense: Interest expense increased from $250,627 for the nine months ended September 30, 1999 to $288,732 for the nine months ended September 30, 2000, an increase of 15%. This increase is attributable to the debt of partnerships the Company invested in during the first nine months of 2000.

         Interest Income: Interest income increased from $1,321 for the nine months ended September 30, 1999 to $174,571 for the nine months ended September 30, 2000. This increase is due to the investment of excess cash balances resulting from initial public offering completed during the third quarter of 1999.

         Partnership Distributions from Cost - Based Investments: Partnership distributions from cost - based investments increased from $95,376 for the nine months ended September 30, 1999 to $271,743 for the nine months ended September 30, 2000, an increase of 185%. This increase is attributable to the four cost - based partnership investments added during the fourth quarter of 1999 and the growth in distributions by existing partnerships accounted for on the cost basis.

         Provision for Income Taxes: Provision for income taxes increased from $905,623 for the nine months ended September 30, 1999 to $1,527,793 for the nine months ended September 30, 2000, an increase of 69%. The increase is attributable to the increase in taxable income over the first nine months of 1999.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net Revenue: Net revenue increased from $6,849,538 for the three months ended September 30, 1999 to $9,025,518 for the three months ended September 30, 2000, an increase of 32%. This increase is attributable to (1) the acquisition of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line, (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $2,584,308 for the three months ended September 30, 1999 to $3,325,176 for the three months ended September 30, 2000, an increase of 29%. This increase is attributable to the related costs associated with (1) the acquisition of Health Horizons in January 2000, (2) the addition of the LithoTron Ultra product line, (3) the addition of a service contract product line (4) the increase in the number of and the revenue growth of existing US Lithotripsy partnerships and (5) the increase in lease revenues from corporate-owned equipment.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $533,094 for the three months ended September 30, 1999 to $555,712 for the three months ended September 30, 2000, an increase of 4%. This increase is primarily attributable to the 2000 third quarter addition of personnel as a result of the OssaTron FDA approval.

         General and Administrative Expenses: General and administrative expenses increased from $1,138,407 for the three months ended September 30, 1999 to $1,606,399 for the three months ended September 30, 2000, an increase of 41%. This increase is attributable to (1) additional expenses related to the operation of the lithotripsy venture purchased in January 2000, (2) additional professional and filing expenses as a result of being a publicly held company and (3) an increase in general operating expenses due to the growth of the Company.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $38,865 for the three months ended September 30, 1999 to $48,631 for the three months ended September 30, 2000, an increase of 25%. This increase is attributable to the growth of two equity-based US Lithotripsy partnerships in which the Company invested during 1999.

         Minority Interest: Minority interest increased from $1,743,993 for the three months ended September 30, 1999 to $2,347,223 for the three months ended September 30, 2000, an increase of 35%. This increase is attributable to the addition of consolidated subsidiaries with new minority investors as well as the income growth of the new and existing subsidiaries.

         Interest Expense: Interest expense increased from $76,590 for the three months ended September 30, 1999 to $106,646 for the three months ended September 30, 2000, an increase of 39%. This increase is attributable to the increase in certain long - term debt of HealthTronics.

         Interest Income: Interest income increased from $0 for the three months ended September 30, 1999 to $66,843 for the three months ended September 30, 2000. This increase is due to the investment of excess cash balances resulting from the initial public offering completed during the third quarter of 1999.

         Partnership Distributions from Cost - Based Investments: Partnership distributions from cost - based investments increased from $41,143 for the three months ended September 30, 1999 to $111,240 for the three months ended
September 30, 2000, an increase of 170%. This increase is attributable to the addition of four cost - based partnership investments during the fourth quarter of 1999 and the growth in distributions by existing partnerships accounted for on the cost basis.

         Provision for Income Taxes: Provision for income taxes increased from $365,437 for the three months ended September 30, 1999 to $542,387 for the three months ended September 30, 2000, an increase of 48%. The increase is attributable to the increase in taxable income over the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our working capital and capital spending needs through private placements and the sales of medical devices. Subsidiary partnership equipment financing has typically been provided by term bank debt secured by the related devices and guarantees from the various partners, including HealthTronics. In July 1998 we obtained a $650,000 line of credit and a $1,000,000 equipment financing line with a Tennessee bank. On July 31, 1999 HealthTronics renewed the Tennessee bank financing through June 30, 2000 with an increase in the line of credit availability from $650,000 to $1,200,000. Effective June 30, 2000 the Tennessee bank replaced the Company's $1,200,000 line of credit and $1,000,000 equipment financing with a $5,000,000 line of credit, maturing April 30, 2001. At September 30, 2000, we have $1,383,324 outstanding under this line of credit. All other borrowings are similar to those in place at December 31, 1999.

         In January 2000, the Company negotiated a seven-year lease for office/warehouse space at a monthly rental expense of $17,800 (straight-line) that expires in March 2007. The rental payments of $10,300 began in April 2000, when the Company took occupancy, and increase over the life of the lease.


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

PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On September 30, June 30 and March 31, 2000 an additional 380, 1,118 and 1,182, respectively, restricted shares of the Company's common stock were issued to a consultant for services rendered to the Company during the period in a transaction exempt under Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Exhibit Index on Page 18




SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HEALTHTRONICS, INC.

                                        By:/s/ Victoria W. Beck
                                           ------------------------------------
                                           Victoria W. Beck
                                           Chief Financial Officer

                                        Date:   November 13, 2000

                               HEALTHTRONICS, INC.

                                INDEX TO EXHIBITS

No.      Exhibit

27       Financial Data Schedule, September 30, 2000 (for SEC use only)