Form 10KSB40
period 2000-12-31
HEALTHTRONICS INC /GA
filed 2001-03-28
CIK 1018871

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

                   for the fiscal year ended December 31, 2000

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

                           Common Stock, no par value

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

            State issuer's revenues for the most recent fiscal year.

                                   $33,846,015

         As of February 13, 2001 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $126,187,027.

         State the number of shares outstanding of each of the issuer's classes of common stock.

         10,972,785 SHARES OF NO PAR VALUE COMMON STOCK AS OF FEBRUARY 13, 2001

Transitional Small Business Disclosure Format:       YES [ ]     NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001 are incorporated by reference in Part III.

Cautionary Statements

         Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties, including those uncertainties identified under the caption "Risk Factors" in Item 1 of this report.

                                     PART I

Item 1:  Description of Business.

General

         HealthTronics, Inc. (may be referred to as the "Company", "we", "us" or "our") is a Georgia corporation founded in 1995 for the purpose of providing state-of-the-art noninvasive treatment solutions for certain urologic and orthopaedic conditions. Our medical devices include the OssaTron(R) orthopaedic shock wave system, the LithoTron(R) kidney lithotripter and the LithoTron Ultra endourology workstation. In 2000, we also began to market the CystoTron(TM) urodiagnostic table. All of these devices have been approved by the Food and Drug Administration
         (FDA) and are currently marketed throughout Europe. These products are currently manufactured by HMT High Medical Technologies AG ("HMT") of Switzerland and Philips Medical Systems of Germany.

         As part of its strategy, the Company also is a provider of lithotripsy and Orthotripsy(R) services to doctors, medical facilities and, increasingly, directly to patients. As a service provider, HealthTronics supplies the device, the technologist and the consumables required to perform lithotripsy or Orthotripsy treatment. Frequently we involve physician partners in these service provider entities.

         The Company had 121 employees as of December 31, 2000, and management believes that relations with the employees are good.

The Orthopaedic Market

         The OssaTron(R)

         The OssaTron is an extracorporeal (non-invasive) medical device, which uses high energy shock waves to treat chronic musculoskeletal injuries. Orthotripsy(R), the name for this treatment, is an extension of the process used to disintegrate kidney stones.

         Orthotripsy is the transmission of shock waves into the site of a chronic musculoskeletal injury. Most chronic injuries are characterized by scar and inflammatory tissue. The shock waves are applied to these tissues, creating controlled microscopic injuries within these already damaged tissues. We believe the resulting microscopic injuries stimulate the formation and growth of new blood vessels into the area. We further believe that these new blood vessels infiltrate the injury site, bringing with them bone-healing and tissue-healing cells which stimulate the healing process. The result is a physiologic repair of the musculoskeletal problem. The benefits to the patient are less associated pain and complications, faster recovery and lower costs.

         HealthTronics' OssaTron device has been used successfully in Europe since 1995 to treat a variety of orthopaedic disorders such as plantar fasciitis (heel spurs), lateral epicondylitis (tennis elbow), Achilles tendonitis, patellar tendonitis, avascular necrosis, shoulder calcification and nonunion fractures. On October 12, 2000, the FDA granted a Class III pre-market approval ("PMA") for marketing of the OssaTron for the treatment of plantar fasciitis.

         Market Overview

         HealthTronics is the first company to market orthopaedic shock wave technology in North America. To our knowledge, the Company's OssaTron device is currently the only orthopaedic extracorporeal shock wave therapy (ESWT) system with Class III FDA approval. Our OssaTron orthopaedic shock wave device was approved by the FDA on October 12, 2000 for the treatment of plantar fasciitis (also known as heel spurs or heel pain syndrome). There is no verifiable data on the number of cases of plantar fasciitis, but we estimate that about six and a half million new patients each year present with this malady. Of these, HealthTronics believes that a significant percentage could be candidates for treatment with the OssaTron rather than having to undergo invasive surgery.

         HealthTronics believes the OssaTron might be used to treat a variety of additional orthopaedic disorders. Other soft tissue indications for the OssaTron could include lateral epicondylitis (also known as tennis elbow, for which we are currently conducting an FDA study), Achilles tendonitis, patellar tendonitis and shoulder tendonitis. Although there is no verifiable incidence data for these indications, we estimate that between three and four million people annually may begin to suffer from these conditions. The OssaTron has also exhibited the potential to stimulate healing of nonunion fractures and other pathologic conditions of the bone.

         Our preferred marketing strategy is to place the OssaTron devices into limited partnerships of which HT Orthotripsy Management Company, LLC, a wholly-owned subsidiary of the Company, is the general partner. The Company capitalizes each partnership with an OssaTron. We then negotiate with hospitals and surgery centers to provide Orthotripsy services within their facilities. We pay the hospital or surgery center a fee for access to their facility. The Company then bills the third party payors for the facility fee, the technical fee and, sometimes, the professional fee. A percentage of the limited partnership interest may be sold to physicians or other partners. Our goal with this arrangement is to generate recurring revenue for the Company for as long as the device is operational.

         Competition

         HealthTronics knows of no company that has either received FDA approval to market a Class III orthopaedic shock wave device or submitted a PMA to the FDA for such a device. We believe that Dornier Medical Systems and Siemens GmbH are in the process of conducting clinical studies with their respective orthopaedic shock wave devices for the treatment of chronic orthopaedic injuries.

The Urology Market

         LithoTron(R) Lithotripter

         HealthTronics' primary urology product is the LithoTron lithotripter. The LithoTron was developed by HMT of Switzerland. Since 1996, HealthTronics has had the exclusive right to market this device in the United States, Canada, and Mexico.

         A lithotripter breaks kidney and ureteral stones into pieces small enough to be passed from the body through the normal flow of urine. The LithoTron does this by sending precisely focused, high energy shock waves through the body to kidney and ureteral stones, thus pulverizing the stones into sandlike granules, which can be eliminated from the body normally.

         HealthTronics received FDA approval for the LithoTron on July 21, 1997, after completion of a four-site Investigational Device Exemption (IDE) study. Since that time, we believe HealthTronics has become a leading provider of new lithotripsy equipment in North America.

         One of the reasons for the overwhelming popularity of the LithoTron is its effectiveness. We believe the LithoTron has one of the highest success rates (86.1%) and one of the lowest retreatment rates (4.1%) of any lithotripter on the market. In addition, the LithoTron is very safe for patients, easy for physicians and technologists to operate, and cost effective for healthcare facilities. These factors have also helped to make the LithoTron one of the top-selling lithotripters in North America. Thus far, HealthTronics has captured over 15% of this very mature and highly competitive market.

         The LithoTron is small, modular and easy to move. Most LithoTrons are shared by several hospitals and surgery centers and are transported among them in small trucks. This high degree of mobility enables a LithoTron to serve multiple facilities. We estimate that over 40,000 patients were treated on LithoTron lithotripters in 2000.

         LithoTron Ultra Endourology Device

         The LithoTron Ultra endourology workstation was developed jointly by HMT of Switzerland and Philips Medical Systems of Germany. HealthTronics has the exclusive right to market this product in the United States, Canada and Mexico. We received supplemental approval from the FDA to begin marketing the device in 1999.

         The LithoTron Ultra was designed for fixed site installation at hospitals and large surgery centers. To date, five of the largest lithotripsy centers in North America have installed the LithoTron Ultra. This device not only has the ability to disintegrate kidney stones in the same manner as the LithoTron device but also has significant diagnostic capabilities. This multifunctional device can be used to perform a variety of urologic examinations, procedures and treatments.

         Among its many features, the LithoTron Ultra has a state of the art x-ray system, which produces better images than conventional x-ray techniques. In addition to its superb imaging, the x-ray system significantly reduces the amount of radiation exposure received by patients and medical staff. In some cases, radiation exposure can be decreased by as much as 95%.

         CystoTron

         The CystoTron diagnostic urology table was developed by Philips Medical Systems of Germany. HealthTronics has the exclusive right to sell this device in the United States, Canada and Mexico, and began marketing this device in 2000. The CystoTron can be used to perform various urologic examinations, procedures and treatments. Like all of HealthTronics' products, the CystoTron provides maximum comfort and safety for patients and physicians. The CystoTron is versatile, easy to operate and has the same state of the art x-ray system as the LithoTron Ultra.

         Market Overview

         It is estimated by healthcare providers that approximately 600,000 patients per year are diagnosed with kidney stones in the United States. Of these, approximately 250,000 will be treated with lithotripsy, a non-surgical therapy for the disintegration of kidney stones, that was developed in Germany in the late 1970's and early 1980's. At the end of 2000, it is estimated that there were approximately 550 active lithotripter systems in operation in the United States that were either installed in hospitals or outpatient centers, or were operating as mobile/transportable devices. The majority of these lithotripsy devices were distributed by companies other than HealthTronics.

         At the end of 2000, there were approximately 100 HealthTronics urology devices operating in North America.

         Marketing Strategy

         The kidney lithotripsy market is extremely competitive and, therefore, we have a multifaceted marketing strategy. Our primary focus is the creation of lithotripsy partnerships with urologists. Within these partnerships we may be the manager, general partner or minority partner. These partnerships generally act as a vendor of lithotripsy services to hospitals and surgery centers on a per patient charge basis.

         The Company also leases equipment to hospitals and doctors with whom we have no other affiliation. Additionally, we sell equipment directly to non-affiliates.

         Competition

         Our competitors in the field of kidney lithotripsy include companies such as Dornier Medical Systems, Siemens GmbH, Medstone International, Inc., Storz Medical Systems, Prime Medical Services, Inc., Integrated Health Care Services, and American Kidney Stone Management. All of these companies have been operating in the kidney lithotripsy business longer than HealthTronics, and in many cases are better financed than we are. They also enjoy a high degree of name recognition for their products and service.

Technology Services

         HealthTronics formed its own Technology Services Division (HTSD) in 1999. Since that time, HTSD has been providing installation, maintenance, service and technical support for our products. The service provided includes warranty work on new equipment as well as post-warranty service. Post-warranty service is provided on either a contractual or a time and materials basis.

         All service engineers meet the stringent certification prerequisites of the manufacturer HMT and HealthTronics. Their certification guarantees full compliance with all Good Manufacturing Practice (GMP) requirements of HMT. Annual re-certification of our engineers ensures they have the most current knowledge of our products and that all service performed meets the manufacturer's conditions for GMP.

         The equipment service business is very competitive, and it is entirely possible that other national or local medical device service companies will also attempt to capture a share of this business.

Risk Factors

         Each of the following risk factors could adversely affect our business, financial condition and operating results, as well as the value of an investment in our common stock.

         WE ARE ENTIRELY DEPENDENT ON HMT TO MANUFACTURE THE PRODUCTS WE DISTRIBUTE. IF HMT CEASED OPERATIONS WE MIGHT NOT FIND A SUITABLE ALTERNATIVE MANUFACTURER.

         Our products are manufactured by HMT, a privately held company that does not publish any financial information. If HMT experiences financial, manufacturing or development difficulties or if there are adverse developments in our relationship with HMT, we may be required to find an alternative manufacturer or to manufacture our products on our own. We may not be able to find an alternative source to develop or manufacture our products on a timely basis or on terms acceptable to us. We do not own or operate any manufacturing facilities nor do we have current plans to manufacture any of our medical devices.

         IF WE ARE NOT ABLE TO ESTABLISH OR MAINTAIN RELATIONSHIPS WITH PHYSICIANS AND HOSPITALS, OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR CURRENT OR FUTURE PRODUCTS WILL BE MATERIALLY HARMED.

         Our success in developing and assisting in the operation of lithotripsy and Orthotripsy partnerships in which we hold an interest will depend on our ability to develop and maintain relationships with physician groups and hospitals, consistent with government regulations affecting these relationships. We cannot ensure that we will be successful in identifying and establishing relationships with physicians or hospitals, nor can we ensure that affiliated physician groups will maintain successful medical practices or that any particular key member of a physician group will continue to practice with an affiliated partnership. Furthermore, disputes may arise periodically between physicians or hospitals and us regarding the management or operation of any of the partnerships in which we have an interest. Other factors that could interfere with our relationships with physicians include dissatisfaction with our medical devices, regulatory changes, retirement of physician investors and efforts by our competitors.

         BECAUSE OF EXTENSIVE HEALTHCARE REGULATION, WE MAY NOT BE ABLE TO ENTER INTO CERTAIN TRANSACTIONS WITH HEALTHCARE PROFESSIONALS OR FACILITIES TO PLACE OUR PRODUCTS IN SERVICE.

         Our operations and those of healthcare professionals and facilities with which we do business are subject to extensive regulation by federal and state governments. Such regulations may force us to delay, modify or avoid certain transactions that would otherwise benefit the Company.

         The Medicare and Medicaid Anti-Kickback Statute ("Anti-Kickback Statute") prohibits certain business practices and relationships under Medicare, Medicaid and other federal healthcare programs. Prohibited practices include the payment, receipt, offer or solicitation of money in connection with the referral of patients for services covered by a federal or state healthcare program. We contract with physicians under a variety of financial arrangements, and physicians have ownership interests in some entities in which we too have an interest. If we are found to have failed to comply with any of these laws, we could suffer criminal and civil penalties and/or exclusion from participating Medicare, Medicaid or other governmental healthcare programs and possible license revocation.

         The Federal Self-Referral Law prohibits a physician from referring a patient to an entity with which he or she (or a family member) has a financial relationship if the referral involves a "designated health service" reimbursable under the Medicare or Medicaid programs. The term "designated health services" does not specifically include orthopaedic ESWT. However, lithotripsy procedures are currently required to be billed to Medicare as hospital services. Inpatient and outpatient hospital services are expressly included among designated health services covered under the statute. Accordingly, lithotripsy could be covered under the Federal Self-Referral Law as well. If orthopaedic ESWT procedures are performed under arrangements with hospitals, then they may be covered under the Federal Self-Referral Law as well. If orthopaedic ESWT is deemed covered under the statute because such services are required to be billed through a hospital or on some other basis and no exception is provided, referrals of Medicare and Medicaid patients by physicians with an ownership interest in, or a compensation arrangement with, a partnership, or with a hospital or ambulatory surgery center ("ASC") with which the Partnership had leasing arrangements, may be prohibited. The final regulations do provide that a rental arrangement that otherwise satisfies a lease exception may provide for payment on a per-treatment or usage basis, even if physicians own the equipment and refer their patients for treatments using the equipment.

         In addition to these federal laws, many states have adopted similar laws. Some of these laws apply even if the payment for care does not come from the government. While there is little precedent for the interpretation or enforcement of these state laws, we cannot assure you that these laws will not be enforced against us or that our attempts to structure our financial relationships with physicians and others in light of these laws will be effective.

         THIRD-PARTY PAYORS COULD REFUSE TO REIMBURSE HEALTHCARE PROVIDERS FOR USE OF OUR CURRENT OR FUTURE PRODUCTS, WHICH COULD MAKE OUR REVENUES DECLINE.

         Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical procedures and treatments. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The hospitals and surgery centers to which we currently provide lithotripsy services are reimbursed for lithotripsy services under various federal and state programs, including Medicare and Medicaid, primarily at fixed rates. These programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or requiring us to modify the way in which we operate our business. These changes could have a material and adverse effect on us.

         With respect to the OssaTron, we cannot ensure that third-party payors will establish and maintain price levels sufficient for us to realize an appropriate return on our investment. Furthermore, physicians, hospitals and other healthcare providers may be reluctant to purchase our products if they do not receive sufficient reimbursement for the cost of the procedures using our products.

         WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE THAT COULD RESULT IN PRODUCTS THAT ARE SUPERIOR TO THE PRODUCTS WE ARE COMMERCIALIZING OR DEVELOPING.

         The medical device industry is subject to rapid and significant technological change. Our competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Many of these competitors have substantially greater resources and marketing capabilities than we do.

         WE MAY BE SUBJECT TO COSTLY AND TIME-CONSUMING PRODUCT LIABILITY ACTIONS THAT WOULD MATERIALLY HARM OUR BUSINESS.

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and selling of medical devices, including those which may arise from misuse or malfunction of, or design flaws in, our products. We may be held liable if any of our products causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Treatment with ESWT may result in a variety of complications, in particular, post-treatment pain and neurological symptoms. We cannot ensure that we will be able to avoid product liability exposure. Product liability insurance for the medical technology industry is generally expensive, if available at all. We cannot assure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

         DIFFICULTIES IN MANAGING GROWTH COULD MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

         Our recent growth has imposed significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, including management. Future growth could strain our operations, product development and other managerial and operating resources. Our future financial performance and ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

         OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR UTILIZING THE PROPRIETARY RIGHTS OF OTHERS.

         The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. No one has claimed that any of our medical devices infringe on their intellectual property rights; however, it is possible that we may have unintentionally infringed on others' patents or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would reduce our revenues and net income.

         IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL AND PRINCIPAL MEMBERS OF OUR MANAGEMENT STAFF, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE MATERIALLY HARMED.

         Our success depends greatly on our ability to attract and retain qualified management and technical personnel, as well as to retain the principal members of our existing management staff. The loss of services of any of these persons could adversely affect the commercialization of our current products and our ability to develop and commercialize future products. There is intense competition for qualified staff, and we cannot assure that we will be able to attract and retain the necessary qualified staff to develop our business. If we fail to attract and retain key management staff, or if we lose any of our current management team, our business, financial condition and operating results could be materially harmed.

         MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE.

         Our stock price has a history of volatility. This volatility has existed even in the absence of significant news or developments about us. Moreover, the stocks of medical technology companies and the stock market generally have been subject to dramatic price swings in recent years, with the stock of small capitalization companies, like ours, experiencing the greatest volatility. These price swings, both as to our stock and as to our industry and the stock market generally, are likely to continue.

Item 2:  Description of Property.

In January 2000, we negotiated a seven-year lease on a 28,000 square foot facility located in Marietta, Georgia. We took occupancy of the new facility in April 2000. The monthly rental is calculated on a graduating scale beginning at $8,500 per month for the first year and ending with $18,600 per month for the last year. The straight-line expense is $17,800 per month for the life of the lease. The property is in good condition and is sufficient to meet our current operating needs.

Item 3:  Legal Proceedings.

The Company is periodically involved as a plaintiff or defendant in various legal actions, in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

Item 5:  Market for Common Equity and Related Shareholder Matters.

We began trading on the NASDAQ Stock Market on November 16, 1999 under the symbol HTRN. The following table sets forth the high and low sales price for our Common Stock for the quarters indicated as reported.

         Fiscal Year ended December 31, 1999
         -----------------------------------                 High           Low
                                                            ------         ------
         Fourth Quarter                                      $9.00         $ 6.25


         Fiscal Year ended December 31, 2000
         -----------------------------------                 High           Low
                                                            ------         ------
         First Quarter                                      $20.94         $ 8.31
         Second Quarter                                     $19.81         $11.38
         Third Quarter                                      $21.00         $12.25
         Fourth Quarter                                     $15.25         $ 5.00

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

At March 21, 2001, there were approximately 282 shareholders of record.

We have not paid dividends on common stock since our inception in December 1995. Our Board of Directors does not anticipate that any cash dividends will be paid in the foreseeable future.

Item 6:  Management's Discussion and Analysis or Plan of Operation.

HealthTronics was organized in December of 1995 to address market opportunities in the fields of urology and orthopaedics. We commenced operations in May 1996.

During 1998 and part of 1999, sales of LithoTron devices, consumables and service, as well as revenues from lithotripsy partnerships and our service provider entities produced revenues which exceeded the necessary funding for our OssaTron FDA studies. In 1999, we also received supplemental FDA approval to market the LithoTron Ultra, and sales of this product provided additional profits.

On October 12, 2000, HealthTronics was granted FDA approval to market the OssaTron orthopaedic extracorporeal shock wave device. The response within the orthopaedic and podiatric communities was overwhelming. As a result, there were 20 OssaTron devices in the market and approximately 100 orthopaedic surgeons and podiatrists certified on the device by the end of 2000. The Company realized revenues of $24.4 and $33.8 million in 1999 and 2000, respectively. Profits for the years 1999 and 2000 were $1.6 and $2.6 million, respectively.

Results of Consolidated Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net Revenue: Net revenue increased from $24,414,179 for the year ended December 31, 1999 to $33,846,015 for the year ended December 31, 2000, an increase of 39%. This increase is primarily attributable to the increase in lithotripsy treatment revenues and the increase in device service revenues. The FDA approval of the OssaTron on October 12, 2000 had a minimal impact (6%) on the revenues for the year.

         Cost of Goods Sold, Rentals and Services Provided: Cost of goods sold, rentals and services provided increased from $10,213,821 for the year ended December 31, 1999 to $14,174,272 for the year ended December 31, 2000, an increase of 39%. This increase is attributable to the direct personnel and device costs associated with the increases in lithotripsy treatment revenues and device service revenues.

         Salaries, Wages and Benefits: Salaries, wages and benefits increased from $2,367,836 for the year ended December 31, 1999 to $3,113,784 for the year ended December 31, 2000, an increase of 32%. The increase in salaries, wages and benefits is directly attributable to the additional marketing and administrative employees hired to handle the increase in treatment and service revenues and to prepare for new market opportunities as a result of the October 12, 2000 FDA approval of the OssaTron.

         General and Administrative Expenses: General and administrative expenses increased from $4,125,073 for the year ended December 31, 1999 to $6,187,463 for the year ended December 31, 2000, an increase of 50%. This increase is attributable to the increase in travel, marketing materials, and general and administrative expenses associated with the addition of personnel and the new OssaTron market opportunities. The Company also experienced an increase in legal, accounting, filing and administrative costs associated with being publicly traded.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $117,711 for the year ended December 31, 1999 to $164,516 for the year ended December 31, 2000, a increase of 40%. This increase is attributable to the increase in the earnings of two equity-based US Lithotripsy partnerships in which we invested during 1999.

         Partnership Distributions: Partnership distributions increased from $147,252 for the year ended December 31, 1999 to $387,997 for the year ended December 31, 2000, an increase of 163%. This increase is due to an increase in the earnings of the four cost-based partnership investments added in 1999.

         Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $151,637 for the year ended December 31, 1999 to $739,851 for the year ended December 31, 2000, an increase of 388%. This increase is attributable to the sale of a portion of the Company's partnership investments in excess of its cost basis.

         Interest Expense: Interest expense increased from $315,694 for the year ended December 31, 1999 to $378,523 for the year ended December 31, 2000, an increase of 20%. This increase is attributable to the increase in the consolidated debt used to finance medical device purchases by subsidiary partnerships.

         Interest Income: Interest income increased from $54,546 for the year ended December 31, 1999 to $235,355 for the year ended December 31, 2000, an increase of 331%. This increase is primarily due to larger average cash equivalents and short-term investments after the Company's public offering in the fourth quarter of 1999.

         Minority Interest: Minority interest increased from $5,076,045 for the year ended December 31, 1999 to $7,038,613 for the year ended December 31, 2000, an increase of 39%. This increase is attributable to the addition of new lithotripsy subsidiary partnerships as well as the growth in the earnings of the new and existing partnerships.

         Provision for Income Taxes: Provision for income taxes increased from $1,189,638 for the year ended December 31, 1999 to $1,860,221 for the year ended December 31, 2000, an increase of 56%. The increase is primarily attributable to the increase in income before income taxes.

Liquidity and Capital Resources

         Prior to our initial public offering ("IPO") we satisfied our working capital and capital spending needs through private placements and the sales of medical devices. Subsequent to our IPO, these needs have been met by issuance of common stock on option exercise, the use of short-term borrowings and long-term debt and the sales of medical devices. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including HealthTronics. The Company maintains a line of credit of $5,000,000 at December 31, 2000. The line of credit matures April 30, 2001. As of December 31, 2000, we have $596,114 outstanding under the line of credit.

Cautionary Statements

         Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties, including those uncertainties identified under the caption "Risk Factors" in Item 1 of this report.

Item 7:  Financial Statements.

                      HealthTronics, Inc. and Subsidiaries

                        Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999
                       with Report of Independent Auditors

                                    CONTENTS

Report of Independent Auditors.........................................................................F-1

Consolidated Financial Statements

Consolidated Balance Sheets............................................................................F-2
Consolidated Statements of Income......................................................................F-4
Consolidated Statements of Shareholders' Equity........................................................F-5
Consolidated Statements of Cash Flows..................................................................F-6
Notes to Consolidated Financial Statements.............................................................F-8

                         Report of Independent Auditors

The Board of Directors and Shareholders
HealthTronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                              ERNST & YOUNG LLP

Atlanta, Georgia
February 3, 2001

                      HealthTronics, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                     2000               1999
                                                                 ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  5,822,626       $  5,024,890
   Trade accounts receivable, less allowance for doubtful
     accounts of $701,134 and $129,237 at December 31, 2000
     and 1999, respectively                                         5,158,775          4,426,973
   Income taxes receivable                                            894,763                 --
   Inventory                                                        2,702,392          1,195,743
   Due from affiliated equity partnerships                            210,157            162,523
   Vendor deposits                                                    337,151            802,009
   Prepaid expenses                                                   314,563             48,778
   Deferred income taxes                                              278,967            375,751
                                                                 ------------       ------------
Total current assets                                               15,719,394         12,036,667

Property and equipment, at cost:
   Medical devices placed in service                               13,123,439          9,085,000
   Office equipment, furniture and fixtures                           539,735            129,942
   Vehicles and accessories                                         1,723,679          1,340,420
                                                                 ------------       ------------
                                                                   15,386,853         10,555,362
   Less accumulated depreciation                                   (4,742,163)        (2,376,510)
                                                                 ------------       ------------
Net property and equipment                                         10,644,690          8,178,852

Partnership investments                                               473,757            318,150
Goodwill (net of accumulated amortization of $586,793 and
   $340,700 at December 31, 2000 and 1999, respectively)            3,422,490          2,905,540
Patent license (net of accumulated amortization of $54,990
   and $44,993 at December 31, 2000 and 1999, respectively)            45,010             55,007
Other assets                                                          127,477             40,465
                                                                 ------------       ------------
Total assets                                                     $ 30,432,818       $ 23,534,681
                                                                 ============       ============

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   2000            1999
                                                               -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                      $ 1,235,435      $ 1,131,142
   Customer deposits                                               760,779          903,352
   Income taxes payable                                                 --          141,652
   Warranty accrual                                                287,716          513,305
   Other accrued expenses                                          841,025        1,099,751
   Deferred profit on service contracts                             25,417           90,155
   Short-term borrowings                                           596,114               --
   Current portion of long-term debt                             1,521,164        1,287,054
                                                               -----------      -----------
Total current liabilities                                        5,267,650        5,166,411


Deferred income taxes                                              664,193           12,977
Deferred profit on medical device sales to related
   parties                                                         251,867          244,194
Long-term debt, less current portion                             1,967,859        1,759,126
Minority interest                                                3,945,355        2,224,087
Other liabilities                                                  151,627               --
                                                               -----------      -----------
Total liabilities                                               12,248,551        9,406,795

Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at December 31,
     2000 and 1999; Issued and outstanding -
     10,971,585 and 10,716,271 shares at
     December 31, 2000 and 1999, respectively                   13,744,704       12,309,181
   Retained earnings                                             4,439,563        1,818,705
                                                               -----------      -----------
                                                                18,184,267       14,127,886
                                                               -----------      -----------
Total liabilities and shareholders' equity                     $30,432,818      $23,534,681
                                                               ===========      ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                           2000                1999
                                                       ------------       ------------
Net revenue                                            $ 33,846,015       $ 24,414,179

Cost of goods sold, rentals and services provided        14,174,272         10,213,821
                                                       ------------       ------------
                                                         19,671,743         14,200,358

Salaries, wages and benefits                              3,113,784          2,367,836
General and administrative expenses                       6,187,463          4,125,073
                                                       ------------       ------------
                                                         10,370,496          7,707,449

Equity in earnings of unconsolidated partnerships           164,516            117,711
Partnership distributions                                   387,997            147,252
Gain on sale of investment interest                         739,851            151,637
Interest expense                                           (378,523)          (315,694)
Interest income                                             235,355             54,546
                                                       ------------       ------------
Income before minority
   interest and income taxes                             11,519,692          7,862,901
Minority interest                                        (7,038,613)        (5,076,045)
                                                       ------------       ------------
Income before income taxes                                4,481,079          2,786,856
Provision for income taxes                                1,860,221          1,189,638
                                                       ------------       ------------
Net income                                             $  2,620,858       $  1,597,218
                                                       ============       ============
Basic and diluted income per common share:
         Basic                                         $       0.24       $       0.16
                                                       ============       ============
         Diluted                                       $       0.24       $       0.16
                                                       ============       ============
Weighted average common shares outstanding:
         Basic                                           10,826,228         10,036,851
                                                       ============       ============
         Diluted                                         11,098,480         10,238,379
                                                       ============       ============

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity


                                                        COMMON STOCK
                                                 ---------------------------                          TOTAL
                                                 NUMBER OF                         RETAINED       SHAREHOLDERS'
                                                   SHARES           AMOUNT         EARNINGS          EQUITY
                                                 ----------      -----------      ----------      -------------
Balance at January 1, 1999                        9,665,342      $ 7,403,226      $  221,487      $ 7,624,713
   Common stock issued via initial public
     offering, net of issuance costs of
     $1,211,611                                   1,000,000        4,788,389              --        4,788,389
   Common stock issued on exercise of stock
     options                                         50,000          115,671              --          115,671
   Common stock issued to consultants                   929            1,895              --            1,895
   Net income                                            --               --       1,597,218        1,597,218
                                                 ----------      -----------      ----------      -----------
Balance at December 31, 1999                     10,716,271       12,309,181       1,818,705       14,127,886
   Common stock issued on exercise of stock
     options                                        252,634        1,396,625              --        1,396,625
   Common stock issued to consultants                 2,680           38,898              --           38,898
   Net income                                            --               --       2,620,858        2,620,858
                                                 ----------      -----------      ----------      -----------
Balance at December 31, 2000                     10,971,585      $13,744,704      $4,439,563      $18,184,267
                                                 ==========      ===========      ==========      ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                              2000             1999
                                                          -----------       -----------
OPERATING ACTIVITIES
Net income                                                $ 2,620,858       $ 1,597,218
Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation and amortization                          2,621,743         1,783,166
     Provision for doubtful accounts                          571,897           108,846
     Deferred income taxes                                    748,000           188,198
     Deferred profit on medical device sales to
       related parties                                          7,673           244,194
     Deferred profit on service contracts                     (64,738)           74,155
     Equity in earnings of unconsolidated
       partnerships, net of dividends                         (46,805)         (117,711)
     Minority interest in subsidiaries, net of
       distributions to minority interests                  1,721,268           754,409
     Changes in operating assets and liabilities,
       net of businesses acquired:
         Trade accounts receivable                         (1,303,699)       (1,739,468)
         Income tax receivable                               (894,763)               --
         Inventory                                         (1,506,649)          (16,445)
         Due from affiliated equity partnerships              (47,634)          (36,421)
         Vendor deposits                                      464,858          (802,009)
         Prepaid expenses                                    (265,785)          207,575
         Trade accounts payable                               104,293           475,302
         Customer deposits                                   (142,573)          903,352
         Income taxes payable                                (141,652)          141,652
         Warranty accrual                                    (225,589)          217,476
         Other accrued expenses                              (258,726)          681,362
         Other liabilities                                    151,627                --
                                                          -----------       -----------
Net cash provided by operating activities                   4,113,604         4,664,851

                      HealthTronics, Inc. and Subsidiaries

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                           2000             1999
                                                       -----------       -----------
INVESTING ACTIVITIES
Purchases of property and equipment, net of
   businesses acquired                                  (4,744,534)       (4,800,988)
Acquisition of partnership interest                       (167,622)          (34,500)
Partnership distributions                                   58,820            75,909
Acquisition of businesses, net of cash acquired           (850,000)               --
Other assets                                               (87,012)              338
                                                       -----------       -----------
Net cash used in investing activities                   (5,790,348)       (4,759,241)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                   1,435,523         4,905,955
Proceeds from issuance of long-term debt                 2,138,751         1,292,165
Principal payments on long-term debt                    (1,695,908)       (1,831,809)
Proceeds from short-term borrowings                      8,106,128         4,828,401
Principal payments on short-term borrowings             (7,510,014)       (4,876,995)
                                                       -----------       -----------
Net cash provided by financing activities                2,474,480         4,317,717
                                                       -----------       -----------

Net increase in cash and cash equivalents                  797,736         4,223,327
Cash and cash equivalents at beginning of year           5,024,890           801,563
                                                       -----------       -----------
Cash and cash equivalents at end of year               $ 5,822,626       $ 5,024,890
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                 $   378,523       $   315,545
                                                       ===========       ===========
Cash paid for income taxes                             $ 1,116,750       $   887,455
                                                       ===========       ===========

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000


1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

HealthTronics, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of obtaining approval (Pre-Market Approval - "PMA") from the Food & Drug Administration ("FDA") for certain products manufactured by HMT High Medical Technologies AG ("HMT"), a Swiss corporation, in particular, certain medical devices utilizing shock wave therapies, known as the LithoTron and the OssaTron. Both products are being used outside the United States and Canada. During 1997, the Company received FDA approval to market the LithoTron. On October 12, 2000, the Company received FDA approval to begin marketing the OssaTron for treatment of plantar fasciitis. The Company is currently establishing additional test sites for OssaTron FDA clinical trials for additional applications.

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

Effective April 1, 1997, the Company entered into an Entity Interest Agreement with U.S. Lithotripsy, LP ("USL"), a Texas limited partnership, and with Litho Management, Inc. ("LMI"). The Entity Interest Agreement granted the Company a 40% ownership interest (0.4% general partnership ownership interest and 39.6% limited partnership ownership interest) in USL in return for the issuance of 200,000 shares of the Company's common stock. The Entity Interest Agreement also granted LMI a 0.6% general partnership ownership interest in USL (the remaining 59.4% limited partnership interest in USL is owned by independent shareholders).

The April 1, 1997 Entity Interest Agreement constituted the formation of USL as a limited partnership entity. Subsequent to April 1, 1997, USL made a number of investments as the sole general partner in several separate partnerships with equity interests ranging from 10%

                      HealthTronics, Inc. and Subsidiaries

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

to 99% (the "second tier partnerships"), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies. As the sole general partner, USL consolidates the second tier partnerships. Prior to May 1, 1998, the Company used the equity method of accounting for their investment in USL, as the Company was not the majority general partner.

On May 1, 1998, the Company purchased 100% of the outstanding stock of LMI in exchange for 700,000 shares of the Company's common stock.

The accompanying consolidated financial statements include the accounts of each of the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 5 for discussion of minority interests.

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

During 1999 and 2000, the Company sold medical devices to certain limited partnerships and limited liability corporations in which the Company has a minority interest and has guaranteed a portion of the long-term obligations related to the purchase of the medical devices. The Company has accounted for these minority interests using the equity or cost

                      HealthTronics, Inc. and Subsidiaries

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

basis methods of accounting (depending upon the Company's ability to exercise significant influence over the operating and financial policies of the investment partnership) and deferred a pro-rata portion of the profit, $7,673 and $244,194 on sales of the medical devices to these entities for the years ended December 31, 2000 and 1999, respectively.

The Company recognizes a gain or loss on the sale of previously unissued partnership interests when the sale is to investors outside the consolidated group.

Net revenue also includes rental fees for the LithoTron and other medical devices in the clinical setting. Revenue is generated primarily from rental contracts with various medical facilities; the Company does not contract directly with any third party payors including governmental programs or health maintenance organizations. Net revenue under these facility agreements is recorded at established billing rates reduced by an allowance for contractual adjustments. Contractual adjustments arise due to the terms of certain facility agreements which reduce revenue from established billing rates to amounts estimated to be reimbursable under the individual facility agreement. Such adjustments are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made.

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

PARTNERSHIP INVESTMENTS

During 2000 and 1999, the Company made a number of investments in various general and limited partnerships. The majority of these investments are consolidated (see Note 5) based upon the Company's ability to exercise control. The remaining investments totaling $473,757 and $318,150 at December 31, 2000 and 1999, respectively, were recorded using the cost or equity method of accounting, depending upon the Company's ability to exercise significant influence over the operating and financial policies of the investment partnership.

                      HealthTronics, Inc. and Subsidiaries

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("FAS 123") for option grants to employees. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and, accordingly, recognizes no compensation expense for the employee stock option grants.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                      HealthTronics, Inc. and Subsidiaries

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LONG-LIVED ASSETS

Goodwill represents the excess of cost over the market value of net tangible assets and identifiable intangible assets acquired and is amortized using the straight-line method over fifteen years. The Company periodically evaluates the recoverability of non-current tangible and intangible assets.

BASIC AND DILUTED INCOME PER COMMON SHARE

The Company's per share amounts for all periods have been presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). Basic and diluted income per share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debentures) are excluded from the computation of diluted income per share if the effect would be antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by

                      HealthTronics, Inc. and Subsidiaries

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 effective January 1, 2001 did not have a material impact on the Company's financial statements.

In December 1999, the SEC staff issued Staff Accounting Bulletin SAB 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not specifically covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

3.       INVENTORY

Inventory consists of the following at December 31:

                                           2000                 1999
                                        ----------           ----------
       Medical devices                  $2,466,191           $1,110,163
       Consumables                         236,201               85,580
                                        ----------           ----------
                                        $2,702,392           $1,195,743
                                        ==========           ==========

4.       BUSINESS ACQUISITION AND DISPOSITION

On January 24, 2000, the Company completed the acquisition of the assets of Health Horizons (E.S.W.L.), L.P. for $850,000 in cash and the assumption of certain liabilities, including a lease, accounts payable and obligations under regulatory permits. The assets

                      HealthTronics, Inc. and Subsidiaries

4.       BUSINESS ACQUISITION AND DISPOSITION (CONTINUED)

purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The Company pre-negotiated to sell its interest in the assets purchased to a limited liability company, which will be managed by the Company and of which the Company owns 15%. The sale of the assets from Health Horizons (E.S.W.L.), L.P. to the newly established limited liability company was consummated on June 1, 2000. The remaining members will be independent of the Company. The Company is the sole general partner and has the ability to exercise control over the operating and financial policies of the new limited liability company and therefore, the Company has consolidated the financial position and results of operations of the new limited liability company.


                      HealthTronics, Inc. and Subsidiaries
                Pro Forma Combined Condensed Statements of Income
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)


                                               HISTORICAL
                                ---------------------------------------
                                                           HEALTH
                                                          HORIZONS            PRO FORMA             PRO FORMA
                                HEALTHTRONICS, INC.    (E.S.W.L.), L.P.      ADJUSTMENTS             COMBINED
                                -------------------    ----------------      -----------           -----------
Net revenues                        $33,846,015            235,272            $      0             $34,081,287
Net income before income
    taxes                             4,481,079             78,318              (4,185)              4,555,212

Net income                            2,620,858             78,318             (36,436)              2,662,740
                                    ===========            =======            ========             ===========

Basic income per common
    share                                  0.24                                                          0.25

Diluted income per common
    share                                  0.24                                                          0.24


5.       PARTNERSHIP INVESTMENTS

As discussed in Note 1, as a result of the Company's May 1, 1998 acquisition of LMI, the Company maintains a 40.6% interest in USL (1.0% general partnership ownership interest and a 39.6% limited partnership ownership interest) and is the sole general partner of USL. USL also maintains the sole general partnership interest in several second tier partnerships. Based upon the Company's ability to exercise control over the operating and financial policies of USL and the second tier partnerships through its acquisition of LMI, the Company has consolidated the financial position and results of operations of the individual partnerships for the years ended December 31, 2000 and 1999.

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

During 2000 and 1999, the Company sold a portion of the partnership interests of certain limited liability corporations and recognized gains of $739,851 and $151,637, respectively, representing the excess of the sales price over the Company's investment basis in the partnerships.

                      HealthTronics, Inc. and Subsidiaries

6.       RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, the Company recorded sales of medical devices to certain partnerships accounted for on the cost or equity basis of accounting. The partnerships obtained third party financing, payable generally over five years or less, to satisfy their obligations to the Company under these sales. The Company, as a minority partner, has guaranteed its proportionate interest in the related partnership debt based upon the Company's ownership percentage in the partnership. As a result, the Company has deferred approximately $251,867 and $244,194 of gross profit related to these sales for the years ended December 31, 2000 and 1999, respectively.

Several of the Company's major shareholders are also the officers of the Company's supplier, HMT. Other shareholders of the Company are also limited partners in USL and the second tier partnerships.

Several of the Company's shareholders are employees of a company that contracted with the Company to provide installation and warranty service, through September 30, 1999. Payments to this company were $843,000 for 1999.

Trade accounts payable due to the Company's supplier, HMT, totaled $220,000 and $617,500 as of December 31, 2000 and 1999, respectively. During 2000 and 1999, the Company made payments totaling $9,762,153 and $8,509,000, respectively, to HMT for medical devices, related parts and consumables purchases.

7.       SHORT-TERM BORROWINGS

The Company maintains a line of credit with availability of $4,403,886 at December 31, 2000. This line of credit matures April 30, 2001. The Company had an outstanding balance of $596,114 under this line as of December 31, 2000.

The line of credit with a Tennessee bank contains various financial and non-financial covenants that must be met by the Company (excluding USL and the second tier partnerships). The Company was in compliance with such covenants at December 31, 2000 and 1999.

                      HealthTronics, Inc. and Subsidiaries

8.       LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                         2000            1999
                                                                                      ----------      ----------
Equipment note payable, variable interest rate (9.0% at December 31, 2000), principal and interest due in monthly installments of $16,000 through March
   2001, secured by the equipment under loan, and through guarantees from the
   general partner and personal guarantees from certain limited partners              $   39,669      $  215,669

Equipment note payable, variable interest rate (8.25% at December 31, 2000), principal and interest due in monthly installments of $9,287 through November
   1999; renewed in September 1999, principal and interest due in monthly installments of $9,286 through March 2002, secured by the equipment under loan, and through guarantees from the general partner and personal guarantees
   from certain limited partners                                                         122,188         217,390

Equipment note payable, variable interest rate (9.5% at December 31, 2000), principal and interest due in monthly installments of $16,250 through May
   2001, secured by the equipment under loan, and through guarantees from the general partner and personal guarantees from certain limited partners and the
   Company                                                                                71,166         266,166

Equipment note payable, interest at 12%, principal and interest due in monthly installments of $14,200 through March, 2004, secured by the equipment under loan, and through guarantees from the general partner and personal guarantees
   from certain limited partners                                                         426,296         544,407

Equipment note payable, variable interest rate (8.25% at December 31, 2000), principal due in monthly installments of $13,215 through October 2002, secured by the equipment under loan, and through guarantees from the general
   partner and personal guarantees from certain limited partners and the Company         316,696         429,357

Equipment note payable, variable interest rate (9.0% at December 31, 2000), principal and interest due in monthly installments of $13,524 through July 2002, secured by the equipment under loan, and through guarantees from the general partner and personal guarantees from certain
   limited partners and the Company                                                     283,984         446,273

Note payable to bank, interest at 8.25%, principal and interest due in monthly installments of $14,025 through November, 2002, secured by the
   equipment under loan                                                                  310,332         446,891

Equipment note payable, interest at 9.5%, principal and interest due in monthly installments of $15,409 through November 2003, secured by the
   equipment under loan                                                                  468,574              --

Equipment note payable, variable interest rate (10.0% at December
   31, 2000), principal due in monthly installments of $13,125 through
   October 2002, secured by the equipment under loan                                     280,876              --

Equipment note payable, interest at 8.75%, principal and interest due in monthly installments of $12,502 through April 2004, secured by the
   equipment under loan                                                                  431,673              --

Equipment note payable, interest at 8.5%, principal and interest due in monthly installments of $12,685 through March 2004, secured by the
   equipment under loan                                                                  419,067              --

Term loan, interest at 8.35%, principal and interest payments of $15,975 due monthly through September, 2001, secured by personal guarantees of
   certain minority shareholders; term loan was retired early                                 --         309,617


Other                                                                                    318,502         170,410
                                                                                      ----------      ----------
                                                                                       3,489,023       3,046,180
Less current portion                                                                   1,521,164       1,287,054
                                                                                      ----------      ----------
                                                                                      $1,967,859      $1,759,126
                                                                                      ==========      ==========

Future maturities of long-term debt at December 31, 2000 are as follows:

                   Fiscal Year
                   -----------

                       2001                                          $ 1,521,164
                       2002                                            1,200,081
                       2003                                              653,109
                       2004                                               95,158
                       2005                                               19,511
                                                                     ------------
                                                                     $ 3,489,023
                                                                     ============

                      HealthTronics, Inc. and Subsidiaries

9.       INCOME TAXES

A reconciliation of the provision for income taxes to the federal statutory rate of 34% for 2000 and 1999 is:

                                                          2000                    1999
                                                      -----------             -----------
Statutory federal income tax expense                  $ 3,910,301             $ 2,673,386
State income taxes, net of federal benefit                455,435                 311,371
Other                                                     159,203                 131,747
Minority interest                                      (2,664,718)             (1,926,866)
                                                      -----------             -----------
                                                      $ 1,860,221             $ 1,189,638
                                                      ===========             ===========

Income tax expense consists of the following:

                                                          2000                    1999
                                                      -----------             -----------
       Current federal                                $   945,388             $   824,899
       Current state                                      166,833                 176,541
                                                      -----------             -----------
       Total current                                    1,112,221               1,001,440

       Deferred federal                                   635,800                 155,021
       Deferred state                                     112,200                  33,177
                                                      -----------             -----------
       Total deferred                                     748,000                 188,198
                                                      -----------             -----------
       Total tax expense                              $ 1,860,221             $ 1,189,638
                                                      ===========             ===========

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                          2000                    1999
                                                      -----------             -----------
Deferred tax assets:
   Deferred revenue                                   $   262,254             $   360,411
   Accrued liabilities and other                          177,771                 229,326
   Warranty reserve                                       109,217                 153,218
                                                      -----------             -----------
                                                          549,242                 742,955

Deferred tax liabilities:
   Property and equipment                                (511,573)               (324,547)
   Net partnership income                                (418,796)                (52,005)
   Other                                                   (4,099)                 (3,629)
                                                      -----------             -----------
                                                         (934,468)               (380,181)
                                                      -----------             -----------
Net deferred tax asset (liability)                    $  (385,226)            $   362,774
                                                      ===========             ===========

                      HealthTronics, Inc. and Subsidiaries

10.      EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan for all eligible employees. The plan provides for a deferral of up to 15% of the employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. The Company provides a discretionary match up to a maximum of 6% of employee compensation. The Company recognized $150,089 and $69,185 in expense related to the 401(k) plan in 2000 and 1999, respectively.

11.      EARNINGS PER SHARE

HealthTronics' per share amounts for all periods have been presented in accordance with the provisions of SFAS No. 128. Basic and diluted income per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options) are excluded from the computation of diluted income per share if the effect would be dilutive.

The following table sets forth the computation of earnings per share:

                                                             Year Ended December 31,
                                                      -----------------------------------
                                                          2000                    1999
                                                      -----------             -----------
Numerator: Net income                                 $ 2,620,858             $ 1,597,218
                                                      ===========             ===========
Effect of dilutive securities:
      Weighted average shares
               outstanding                             10,826,228              10,036,851
       Stock options                                      272,252                 201,528
Denominator for diluted
    earnings per share                                 11,098,480              10,238,379
                                                      ===========             ===========
Basic earnings per share                                     0.24                    0.16
Diluted earnings per share                                   0.24                    0.16

12.      SHAREHOLDERS' EQUITY

On August 30, 1999, the Company completed an initial public offering and issued 1,000,000 shares with proceeds totaling $4,788,389, net of issuance costs of $1,211,611.

During the years ended December 31, 2000 and 1999, the Company issued 2,680 and 929 shares, respectively, to consultants for services rendered. The per share prices at time of issuance ranged from $5.00 per share to $21.00 per share in 2000 and from $7.25 per share to $8.31 in 1999. The Company recognized expenses of $38,898 and $1,895 on issuance of shares for consulting services during the years ended December 31, 2000 and 1999, respectively.

                      HealthTronics, Inc. and Subsidiaries

13.      STOCK OPTIONS

Under the HealthTronics, Inc. Stock Option Plan, 1,800,000 and 800,000 options to purchase the Company's common stock have been approved as of December 31, 2000 and 1999, respectively.

Stock warrants for 100,000 shares of common stock with an exercise price of $9.90 per share of common stock were issued to the placement agent for services rendered during the Company's initial public offering. The warrants are exercisable as of May 2000 and have an estimated life of five years.

A summary of stock option activity under the HealthTronics, Inc. Stock Option Plan follows:

                                                                                      Weighted
                                           Shares              Price Range          Average Price
                                          --------           --------------         -------------
Outstanding at January 1, 1999             451,500           $  1.00 -   6.00          $  1.76
Granted                                    205,506              6.00 -   8.50             5.07
Exercised                                  (50,000)                      1.00             1.00
                                          --------
Outstanding at December 31, 1999           607,006           $  1.00 -   8.50          $  4.52
Granted                                    380,250              6.50 -  15.44            11.84
Exercised                                 (252,134)             1.00 -   6.00             1.46
Canceled                                   (51,500)             6.00 - 14.875             9.74
                                          --------
Outstanding at December 31, 2000           683,622           $  1.00 -  15.44          $  8.69
                                          ========

The following table summarizes information concerning outstanding and exercisable options under the HealthTronics, Inc. Stock Option Plan.

                                              Weighted           Weighted                         Weighted
                                              Average            Average                          Average
                          Number              Remaining          Exercise          Number         Exercise
  Exercise Price        Outstanding       Contractual Life        Price         Exercisable        Price
  --------------        -----------       ----------------       --------       -----------       --------
    1.00 -  3.00          119,700               3.99               2.74           119,700           2.74
    6.00 -  6.50           51,172               8.47               6.02            32,002           6.07
    7.25 - 10.50          285,500               7.34               9.81           260,000           9.77
   11.50 - 15.44          227,250               9.45              12.16            10,250          12.06
                          -------                                                 -------
                          683,622                                                 421,952
                          =======                                                 =======

                      HealthTronics, Inc. and Subsidiaries

13.      STOCK OPTIONS (CONTINUED)

For the Company, pro forma information regarding net income is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 6.06% and 6.69%, expected life of the option of three to ten years, and no dividend yield. The weighted-average fair value of options granted under the HealthTronics, Inc. Stock Option Plan was $9.01 and $5.11 for 2000 and 1999. Had the employee option grants been accounted for under the fair value method of FAS 123, net income would be $1,472,946 and $1,567,175 for the years ended December 31, 2000 and 1999, respectively.

The pro forma disclosures above are not likely to be representative of the effects on net income in future years.

14.      OPERATING LEASES

The Company leases office/warehouse space at a monthly rental of $17,800 (straight-line) that expires in March 2007. The rental payments began at $8,500 in April 2000 and graduate over the life of the lease. Rental expense for 2000 and 1999 was $140,575 and $80,716, respectively.

Aggregate future minimum lease payments under operating lease agreements for terms greater than one year as of December 31, 2000 are as follows:

         Fiscal Year
         -----------
           2001                                              $  209,727
           2002                                                 227,142
           2003                                                 229,685
           2004                                                 231,048
           2005 and thereafter                                  528,393
                                                             ----------
                                                             $1,425,995
                                                             ==========

15.      COMMITMENTS AND CONTINGENCIES

In connection with the original distributorship agreements between the Company and HMT, the Company committed to purchase ten OssaTron orthopaedic shock wave and twelve LithoTron lithotripter units per year over the life of the agreement. Aggregate funding

                      HealthTronics, Inc. and Subsidiaries

15.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


16.      SUBSEQUENT EVENTS

The Company has tentatively settled a lawsuit which would require the Company to pay attorney's fees related to the suit and would cause a reduction of revenue of either $450 or $300 per treatment for the first 1,200 treatments at certain facilities. No amounts have been accrued in the accompanying financial statements for this settlement as the actual number of treatments that will be performed and timing of such treatments are not determinable at this time.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information about the directors of the Company is in "Election of Directors - Information Concerning the Nominees and the Incumbent Directors" of the Company's 2001 Proxy Statement and is incorporated into this report by reference. Information about the executive officers of the Company is in "Executive Officers of the Company" of the Company's 2001 Proxy Statement and is incorporated into this report by reference. Information about compliance with
Section 16(a) of the Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons owning more than 10% of the Company's common stock, and their affiliates who are required to comply with such reporting requirements, is in "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2001 Proxy Statement, and is incorporated into this report by reference.

Item 10: Executive Compensation.

Information about director compensation is in "Election of Directors - Compensation of Directors" of the Company's 2001 Proxy Statement, and information about executive compensation is in "Executive Compensation" in the Company's 2001 Proxy Statement, all of which is incorporated into this report by reference.

Item 11: Security Ownership of Certain Beneficial Owners and Management.

Information about ownership of the Company's common stock by certain persons is in "General Information about Voting - Principal Shareholders" and "Election of Directors - Security Ownership of Directors and Officers" of the Company's 2001 Proxy Statement, all of which is incorporated into this report by reference.

Item 12: Certain Relationships and Related Transactions.

Information about certain transactions is in "Certain Relationships and Related Transactions" of the Company's 2001 Proxy Statement, all of which is incorporated into this report by reference.

Item 13: Exhibits, List and Reports on Form 8-K.

(a) Exhibits


         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 ----------
           3.1             Amended Articles of Incorporation of HealthTronics,
                           Inc., incorporated by reference to Exhibit 3.6 to the
                           Company's Registration Statement on Form SB-2 (Reg.
                           No. 333-66977)

           3.2 Restated Bylaws of HealthTronics, Inc., incorporated by reference to Exhibit 3.2 to the Company's
                           Registration Statement on Form SB-2 (Reg. No.
                           333-66977)

           9.1 HMT Group Stock Voting Agreement, incorporated by reference to Exhibit 9.2 to the Company's
                           Registration Statement on Form SB-2 (Reg. No.
                           333-66977)

          10.1             Entity Interest Agreement between HealthTronics, Inc.
                           and USL, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2
                           (Reg. No. 333-66977)

          10.2             Distributorship Agreement between HealthTronics, Inc.
                           and USL and amendments thereto, incorporated by reference to Exhibit 10.3 to the Company's
                           Registration Statement on Form SB-2 (Reg. No.
                           333-66977)

          10.3             Patent License Agreement dated June 3, 1995 between
                           OssaTronics, Inc. and HMT along with amendments thereto, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2
                           (Reg. No. 333-66977)

          10.3(a)          Patent Purchase Agreement between VISSH
                           Voennomedicinsky Institute and HMT, incorporated by reference to Exhibit 10.4 (a) to the Company's
                           Registration Statement on Form SB-2 (Reg. No.
                           333-66977)

          10.3(b) U.S. Patent Number 4,979,501 for a method and an apparatus for medical treatment of the pathological state of bones, incorporated by reference to Exhibit
                           10.4 (b) to the Company's Registration Statement on
                           Form SB-2 (Reg. No. 333-66977)

         10.3(c) Provisional Patent Application for the use of acoustic shock waves in the treatment of medical, dental and veterinary conditions, incorporated by reference to Exhibit 10.4 (c) to the Company's
                           Registration Statement on Form SB-2 (Reg. No.
                           333-66977)

         10.3(d) U.S. Patent Number 5,595,178 for a system and an apparatus for treatment of degenerative bone, incorporated by reference to Exhibit 10.4 (d) to the Company's Registration Statement on Form SB-2 (Reg.
                           No. 333-66977)

         10.3(e) Second Amendment to Patent License Agreement, incorporated by reference to Exhibit 10.4 (e) to the Company's Registration Statement on Form SB-2 (Reg.
                           No. 333-66977)

         10.4              Distributorship and Manufacturing Agreements between
                           HealthTronics and HMT for both the OssaTron(R)
                           (11/22/94) and the LithoTron(R) (1/24/96) and
                           amendments to both agreements dated March 1, 1996 and August 7, 1996, incorporated by reference to Exhibit
                           10.5 to the Company's Registration Statement on Form
                           SB-2 (Reg. No. 333-66977)

         10.5 HealthTronics' 401(k) plan, incorporated by reference to Exhibit 10.6 to the Company's Registration
                           Statement on Form SB-2 (Reg. No. 333-66977)

         10.6              Agreement dated February 15, 1995 between
                           OssaTronics, Inc., John Warlick, Argil Wheelock, MD,
                           Karl-Heinz Restle and Scott A. Cochran, incorporated by reference to Exhibit 10.7 to the Company's
                           Registration Statement on Form SB-2 (Reg. No.
                           333-66977)

         10.7              Manufacturing Agreement dated June 20, 1996 between
                           HealthTronics and HMT, incorporated by reference to
                           Exhibit 10.8 of Form SB-2 (Reg. No. 333-66977)

         10.8 Employment Agreement with Ms. Beck, incorporated by reference to Exhibit 10.11 of Form SB-2 (Reg. No.
                           333-66977)

         10.9 Employment Agreement with Ms. Marlow, incorporated by reference to Exhibit 10.13 of Form SB-2 (Reg. No.
                           333-66977)

         21.1              Subsidiaries

         23.1              Consent of Independent Auditors

         99.1 Letter from FDA dated 7/21/97 approving the PMA for the LithoTron(R) Lithotripsy System, subject to certain conditions, incorporated by reference to
                           Exhibit 99.1 of Form SB-2 (Reg. No. 333-66977)

         99.2 Letter from FDA dated 10/12/00 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave
                           System, subject to certain conditions

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 2000.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS, INC.


By: /s/ Argil J. Wheelock
    ------------------------------
    Argil J. Wheelock
    Chief Executive Officer


Dated: March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2001.

         SIGNATURE                                            TITLE

/s/ Argil J. Wheelock                           Chairman of the Board,
--------------------------                      Chief Executive Officer
    Argil J. Wheelock                           and Director
                                                (Principal Executive Officer)

/s/ Roy S. Brown                                President,
--------------------------                      Chief Operating Officer
    Roy S. Brown                                and Director

/s/ Victoria W. Beck                            Chief Financial Officer
--------------------------                      (Principal Financial and
    Victoria W. Beck                            Accounting Officer)

/s/ Scott Cochran                               Secretary/Treasurer
--------------------------                      and Director
    Scott Cochran

--------------------------                      Director
    James R. Andrews

/s/ Jon Burke
--------------------------                      Director
    Jon Burke

/s/ Russ Maddox
--------------------------                      Director
    Russ Maddox

--------------------------                      Director
    John House