Form 10QSB
period 2001-03-31
HEALTHTRONICS INC /GA
filed 2001-05-15
CIK 1018871

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

                  for the quarterly period ended March 31, 2001

                                       or

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

       10,978,585 SHARES OF NO PAR VALUE COMMON STOCK AS OF APRIL 30, 2001

================================================================================

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

                                                                                       Page
Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                                  3

                  Condensed Consolidated Statements of Income
                  for the three months ended March 31, 2001 and 2000                     5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2001 and 2000                     6

                  Notes to Condensed Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               13

         Signatures                                                                     13

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                      MARCH 31,         DECEMBER 31,
                                                                        2001                2000
                                                                    ------------        ------------
                                                                    (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                        $  6,304,640        $  5,822,626
   Trade accounts receivable, less allowance for doubtful
     accounts of $280,802 and $282,634 at March 31, 2001
     and December 31, 2000, respectively                               6,447,781           5,158,775
   Income taxes receivable                                               387,220             894,763
   Inventory                                                           2,008,821           2,702,392
   Due from affiliated partnerships                                      135,864             210,157
   Vendor deposits                                                        87,680             337,151
   Prepaid expenses                                                      531,560             314,563
   Deferred income taxes                                                 278,967             278,967
                                                                    ------------        ------------
Total current assets                                                  16,182,533          15,719,394

Property and equipment, at cost:
   Medical devices placed in service                                  14,880,695          13,123,439
   Office equipment, furniture and fixtures                            1,123,393             539,735
   Vehicles and accessories                                            2,240,110           1,723,679
                                                                    ------------        ------------
                                                                      18,244,198          15,386,853
   Less accumulated depreciation                                      (5,610,523)         (4,742,163)
                                                                    ------------        ------------
Net property and equipment                                            12,633,675          10,644,690

Partnership investments                                                  377,706             473,757
Goodwill (net of accumulated amortization of $407,522 and
   $340,700 at March 31, 2001 and December 31, 2000,
   respectively)                                                       3,355,668           3,422,490
Patent license (net of accumulated amortization of $57,489
   and $54,990 at March 31, 2001 and December 31, 2000,
   respectively)                                                          42,511              45,010
Other assets                                                             118,108             127,477
                                                                    ------------        ------------
Total assets                                                        $ 32,710,201        $ 30,432,818
                                                                    ============        ============

                                                                     MARCH 31,          DECEMBER 31,
                                                                        2001                2000
                                                                    ------------        ------------
                                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Trade accounts payable                                           $  2,409,963        $  1,235,435
   Customer deposits                                                     109,691             760,779
   Warranty accrual                                                      270,516             287,716
   Other accrued expenses                                              1,031,841             841,025
   Deferred profit on service contracts                                       --              25,417
   Short-term borrowings                                                      --             596,114
   Current portion of long-term debt                                   1,484,828           1,521,164
                                                                    ------------        ------------
Total current liabilities                                              5,306,839           5,267,650


Deferred income taxes                                                    664,193             664,193
Deferral of profit on medical device sales to related
   parties                                                               307,559             251,867
Long-term debt, less current portion                                   1,994,927           1,967,859
Minority interest                                                      5,340,932           3,945,355
Other liabilities                                                        170,019             151,627
                                                                    ------------        ------------
Total liabilities                                                     13,784,469          12,248,551

Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at March 31, 2001
       and December 31, 2000
     Issued and outstanding - 10,973,285 and
       10,971,585 shares at March 31, 2001 and
       December 31, 2000, respectively                                13,755,804          13,744,704
   Retained earnings                                                   5,169,928           4,439,563
                                                                    ------------        ------------
                                                                      18,925,732          18,184,267
                                                                    ------------        ------------
Total liabilities and shareholders' equity                          $ 32,710,201        $ 30,432,818
                                                                    ============        ============

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   2001                2000
                                                               ------------        ------------

Net revenue                                                    $ 10,157,998        $  7,623,520
Cost of devices, service parts and consumables                    2,814,783           2,670,550
Salaries, general and administrative
   expenses                                                       3,828,426           2,327,608
Depreciation and amortization                                       937,681             547,219
                                                               ------------        ------------
                                                                  2,577,108           2,078,143

Equity in earnings of unconsolidated partnerships                    47,713              40,508
Partnership distributions from cost based
   investments                                                      114,281              37,592
Gain on sale of investment interest                               1,009,613                  --
Interest expense                                                   (100,924)            (81,905)
Interest income                                                      74,870              58,274
                                                               ------------        ------------
Income before minority interest and income
   taxes                                                          3,722,661           2,132,612
Minority interest                                                (2,484,754)         (1,227,074)
                                                               ------------        ------------
Income before income taxes                                        1,237,907             905,538
Provision for income taxes                                         (507,542)           (398,804)
                                                               ------------        ------------
Net income                                                     $    730,365        $    506,734
                                                               ============        ============
Basic and diluted income per common share:
   Basic                                                       $       0.07        $       0.05
                                                               ============        ============
   Diluted                                                     $       0.07        $       0.05
                                                               ============        ============
Weighted average common shares outstanding:
   Basic                                                         10,973,181          10,719,822
                                                               ============        ============
   Diluted                                                       11,197,003          11,163,469
                                                               ============        ============

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                   2001               2000
                                                               ------------        ----------

OPERATING ACTIVITIES
Net income                                                     $    730,365        $  506,734
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                  937,681           547,219
     Provision for doubtful accounts                                 (1,832)           93,200
     Deferred profit on medical device sales to
       related parties                                               55,692                --
     Deferred profit on service contracts                           (25,417)           77,012
     Equity in earnings of unconsolidated
       partnerships, net of dividends                                (2,554)           40,508
     Minority interest in subsidiaries, net of
       distributions to minority interests                        1,395,577            22,693
     Changes in operating assets and
       liabilities, net of business acquired:
         Trade accounts receivable                               (1,287,174)         (354,334)
         Due from affiliated equity
           partnerships                                              74,293            (5,589)
         Inventory                                                  693,571          (895,337)
         Vendor deposits                                            249,471            73,196
         Prepaid expenses                                          (216,997)          (50,396)
         Other assets                                                 9,369            (3,021)
         Trade accounts payable                                   1,174,528           409,587
         Customer deposits                                         (651,088)         (153,469)
         Warranty accrual                                           (17,200)           95,098
         Income taxes payable                                       507,543           281,139
         Accrued expenses                                           209,208          (242,050)
                                                               ------------        ----------
Net cash provided by operating activities                         3,835,036           442,190

                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                              2001                2000
                                                          ------------        ------------

INVESTING ACTIVITIES
Purchases of property and equipment                       $ (2,857,345)       $   (940,730)
Acquisition of business                                             --            (850,000)
Acquisition of partnership interests, net of
   distributions                                                98,605             (50,760)
                                                          ------------        ------------
Net cash used in investing activities                       (2,758,740)         (1,841,490)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                          11,100              27,190
Proceeds from issuance of long-term debt                       466,666             921,594
Principal payments on long-term debt                          (475,934)           (561,141)
Proceeds from issuance of short-term borrowings              4,898,527           1,494,814
Principal payments on short-term borrowings                 (5,494,641)         (1,494,814)
                                                          ------------        ------------
Net cash provided by (used in) financing
   activities                                                 (594,282)            387,643
                                                          ------------        ------------

Net increase (decrease) in cash and cash
   equivalents                                                 482,014          (1,011,657)
Cash and cash equivalents at beginning of
   period                                                    5,822,626           5,024,890
                                                          ------------        ------------
Cash and cash equivalents at end of period                $  6,304,640        $  4,013,233
                                                          ============        ============

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

                  In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The information presented in these financial statements was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with HealthTronics' Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

                  Preparation of these interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results may not be indicative of the results that may be expected for the year.

                  Beginning in the quarter ended March 31, 2001, the Company's cost of devices, service parts, and consumables is comprised primarily of direct costs paid to third parties for the purchase of devices, service parts and consumables. It does not include salaries, wages and benefits or the depreciation and amortization generally associated with these costs. Prior year balances have been reclassified to conform to the 2001 presentation.


2.       Description of Business

                  HealthTronics, Inc. was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of providing state-of-the-art non-invasive treatment services for certain urologic and orthopaedic conditions. Physician partners are commonly involved in the locations providing these services.

                  It is the Company's strategy to generate revenues from four sources: 1) fees for urologic and orthopaedic services delivered to doctors, medical facilities and patients; 2) sales of medical devices including related accessories; 3) recurring revenues from licensing fees, sales of consumable products and maintenance of equipment; and 4) investment income generated from partnerships and joint ventures with physicians, surgery centers and hospitals that purchase equipment from the Company, as well as management fees from such entities.

                  The Company has been providing kidney lithotripsy services with its proprietary LithTron since 1997. The primary customers for our lithotripsy services are hospitals and surgery centers, although we do have some facilities that directly bill third party payors for our services. We provide a turnkey service to these facilities including the equipment, clinical technician and consumables.

                  In 2000, the Company began providing orthopaedic treatments with its OssaTron, the only FDA approved orthopaedic shock wave device. The OssaTron is currently being used for treatment of heel spurs (plantar fasciitis). Based on the widespread use of orthopaedic shock wave treatment in Europe, the Company is very optimistic about the application of shock waves to treat a variety of musculoskeletal disorders in the United States. In almost all cases, the Company rents space in medical facilities to provide our orthopaedic treatment services and the Company directly bills the third party payors.

                  The Company also provides a limited amount of prostate treatment services.

                  In addition to providing the above services, the Company occasionally sells medical urologic and orthopaedic devices and related post sale maintenance and consumables to independent third parties.

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

3.       Business Acquisition

         On January 24, 2000, the Company completed its acquisition of the assets of Health Horizons (E.S.W.L.), L.P. for $850,000 in cash and the assumption of certain liabilities, including a lease, accounts payable and obligations under regulatory permits. The assets purchased included a lithotripter and related medical equipment, other furniture, equipment, patient records and other related assets used in New Jersey Kidney Stone Treatment Center. The Company pre-negotiated to sell its interest in the assets purchased to a limited liability company, which is managed by the Company and of which the Company owns 15%. The sale of the assets from Health Horizons (E.S.W.L.), L.P. to the limited liability company was consummated on June 1, 2000. The remaining members are independent of the Company. The Company is the sole general partner and has the ability to exercise control over the operating and financial policies of the limited liability company and therefore, the Company has consolidated the financial position and results of operations of the limited liability company.

4.       Inventory

         Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                                                         MARCH 31,        DECEMBER 31,
                                                            2001              2000
                                                         ----------       ------------
                                                        (UNAUDITED)

         Medical devices and accessories                 $1,925,521        $2,466,191
         Consumables                                         83,300           236,201
                                                         ----------        ----------
                                                         $2,008,821        $2,702,392
                                                         ==========        ==========

5.       Gain on Sale of Investment Interest

         During the quarter ended March 31, 2001, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $1,009,613 representing the excess of the sales price over the Company's investment basis in the partnership interest.

6.       Earnings Per Share Information

         The following table sets forth the computation of earnings per share:

                                                            Three Months Ended March 31,
                                                              2001                2000
                                                          ------------        ------------

Numerator: Net income                                     $    730,365        $    506,734
                                                          ============        ============
Denominator for weighted average
     shares outstanding                                     10,973,181          10,719,822
Basic earnings per share                                  $       0.07        $       0.05

Effect of dilutive securities:
      Weighted average shares
          outstanding                                       10,973,181          10,719,822
      Stock options                                            223,822             443,647
Denominator for diluted earnings per share                  11,197,003          11,163,469
Diluted earnings per share                                $       0.07        $       0.05

7.       Subsequent Events

         The Company has tentatively settled a lawsuit which would require the Company to pay attorney's fees related to the suit and would cause a reduction of revenue of either $450 or $300 per treatment for the first 1,200 treatments at certain facilities. No amounts have been accrued in the accompanying financial statements for the per treatment fees relating to this settlement as the actual number of treatments that will be performed and timing of such treatments are not determinable at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited financial statements included elsewhere in this Form 10-QSB.

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

         HealthTronics continues to shift the focus of its business from a seller of equipment, equipment maintenance and consumables to a provider of clinical services. This quarter, 68% of our revenues was generated by clinical services, in particular providing lithotripsy services to doctors and hospitals and orthopaedic services to patients. This was the first quarter to receive a significant impact from our new orthopaedic business, and we expect continued growth over the next several years.

         The company provides urologic and orthopaedic services at 69 treatment locations in 34 states. We have more than 600 physicians involved as partners in these locations and we consolidate the operations from 48 of these locations. During the first quarter of 2001, we treated 3,274 patients, a 42% increase over the 2,309 treatments performed during the first quarter last year. An additional 2,100 patients were treated at sites in which we have an ongoing interest, through management and/or equity, but the operations at these sites are not consolidated into operations of the company.

         As procedure volume continues to expand, the growth in our urology business continues to increase. This quarter the number of procedures increased by approximately 13% over the previous year's first quarter. Although the lithotripsy business is a mature market, most of our growth comes from gaining market share, and we believe there remains room for expansion of our market share. The orthopaedic market is still relatively untapped, providing us with ample opportunities for significant growth in Orthotripsy procedure volume.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net Revenue: Net revenue increased from $7,623,520 for the three months ended March 31, 2000 to $10,157,998 for the three months ended March 31, 2001, an increase of 33%. This increase is primarily attributable to the increase in clinical treatment procedures generated by orthopaedic and urologic partnerships over the first quarter 2000.

         Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $2,670,550 for the three months ended March 31, 2000 to $2,814,783 for the three months ended March 31, 2001, an increase of 5%. This increase is primarily attributable to the increased cost associated with the service provided for additional subsidiary devices placed into service since first quarter 2000.

         Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $2,327,608 for the three months ended March 31, 2000 to $3,828,426 for the three months ended March 31, 2001, an increase of 64%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

         Depreciation and Amortization: Depreciation and amortization increased from $547,219 for the three months ended March 31, 2000 to $937,681 for the three months ended March 31, 2001, an increase of 71%. This increase is attributable to the addition of orthopaedic equipment and corporate office equipment during the fourth quarter 2000 and first quarter 2001.

         Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $40,508 for the three months ended March 31, 2000 to $47,713 for the three months ended March 31, 2001, an increase of 18%. This increase is attributable to the growth of the equity-based partnerships.

         Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $37,592 for the three months ended March 31, 2000, to $114,281 for the three months ended March 31, 2001, an increase of 204%. This increase is attributable to the growth in earnings of cost based partnerships over the first quarter of 2000.

         Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the three months ended March 31, 2000 to $1,009,613 for the three months ended March 31, 2001. This increase is due primarily to gains recognized on the sale of Orthotripsy partnership interests during the first quarter of 2001.

         Interest Expense: Interest expense increased from $81,905 for the three months ended March 31, 2000 to $100,924 for the three months ended March 31, 2001, an increase of 23%. This increase is attributable to additional debt acquired subsequent to March 31, 2000.

         Interest Income: Interest income increased from $58,274 for the three months ended March 31, 2000 to $74,870 for the three months ended March 31, 2001, an increase of 28%. This increase is due to the investment of excess cash balances generated by operations during the three months ended March 31, 2001.

         Minority Interest: Minority interest increased from $1,227,074 for the three months ended March 31, 2000 to $2,484,754 for the three months ended March 31, 2001, an increase of 102%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

         Provision for Income Taxes: Provision for income taxes increased from $398,804 for the three months ended March 31, 2000 to $507,542 for the three months ended March 31, 2001, an increase of 27%. The increase is attributable to the increase in taxable income over the first quarter of 2000. The decrease in the effective tax rate from 44% for the three months ended March 31, 2000 to 41% for the three months ended March 31, 2001 is due to a change in the estimate of the annual effective rate since the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have satisfied our working capital and capital spending needs by issuance of common stock, the use of short-term borrowings, long-term debt and cash flows from operations. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including HealthTronics. The Company maintains a line of credit of $5,000,000 at March 31, 2001. The line of credit which matured on April 30, 2001 was extended through May 31, 2001. As of March 31, 2001, we have no outstanding balance under the line of credit.

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

CAUTIONARY STATEMENTS

         Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are inability to establish or maintain relationships with physicians and hospitals, health care regulatory developments that prevent certain transactions with healthcare professionals or facilities, inability of healthcare providers to obtain reimbursement for use of our current or future products, competition or technological change that impacts the market for our products, and difficulty in managing our growth. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  None

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHTRONICS, INC.

                                    By: /s/   Victoria W. Beck
                                       ---------------------------------------
                                         Victoria W. Beck
                                         Chief Financial Officer

                                    Date: May 15, 2001