Form 10QSB
period 2001-07-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2001-08-10
CIK 1018871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2001

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30406

(Exact name of registrant as specified in its charter)

Georgia	58-2210668

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1841 West Oak Parkway, Suite A Marietta, Georgia	30062

(Address of principal executive offices)	(Zip Code)

(770) 419-0691
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

10,992,585 Shares of No Par Value Common Stock as of July 31, 2001

Transitional small business disclosure format (check one): Yes [X]    No [   ]

HEALTHTRONICS SURGICAL SERVICES, INC.

INDEX TO FORM 10-QSB

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income for the three month and the six month periods ended June 30, 2001 and 2000	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	16

Part 1. Financial Information

Item 1. Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$4,487,918	$5,822,626

Trade accounts receivable, less allowance for doubtful accounts of $299,506 and $282,634 at June 30, 2001 and December 31, 2000, respectively	8,780,763	5,158,775

Income taxes receivable	—	894,763

Inventory	3,293,152	2,702,392

Due from affiliated partnerships	193,648	210,157

Vendor deposits	81,450	337,151

Prepaid expenses	522,439	314,563

Deferred income taxes	278,967	278,967

Total current assets	17,638,337	15,719,394

Property and equipment, at cost:

Medical devices placed in service	18,445,142	13,123,439

Office equipment, furniture and fixtures	746,057	539,735

Vehicles and accessories	2,723,659	1,723,679

	21,914,858	15,386,853

Less accumulated depreciation	(6,549,196)	(4,742,163)

Net property and equipment	15,365,662	10,644,690

Partnership investments	369,634	473,757

Goodwill (net of accumulated amortization of $720,437 and $340,700 at June 30, 2001 and December 31, 2000, respectively)	3,334,846	3,422,490

Patent license (net of accumulated amortization of $59,988 and $54,990 at June 30, 2001 and December 31, 2000, respectively)	40,012	45,010

Other assets	35,948	127,477

Total assets	$36,784,439	$30,432,818

	June 30,	December 31,
	2001	2000

	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:

Trade accounts payable	$3,384,473	$1,235,435

Customer deposits	297,581	760,779

Warranty accrual	73,434	287,716

Income taxes payable	201,587	—

Other accrued expenses	515,031	841,025

Deferred profit on service contracts	—	25,417

Short-term borrowings	—	596,114

Current portion of long-term debt	1,630,771	1,521,164

Total current liabilities	6,102,877	5,267,650

Deferred income taxes	664,193	664,193

Deferral of profit on medical device sales to related parties	390,184	251,867

Long-term debt, less current portion	2,122,805	1,967,859

Minority interest	7,442,495	3,945,355

Other liabilities	198,472	151,627

Total liabilities	16,921,026	12,248,551

Shareholders’ equity:

Common — stock no par value, voting:

Authorized — 30,000,000 shares at June 30, 2001 and December 31, 2000

Issued and outstanding — 10,992,585 and 10,971,585 shares at June 30, 2001 and December 31, 2000, respectively	13,830,704	13,744,704

Retained earnings	6,032,709	4,439,563

	19,863,413	18,184,267

Total liabilities and shareholders’ equity	$36,784,439	$30,432,818

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net revenue	$9,056,729	$8,740,974	$19,214,727	$16,364,494

Cost of devices, service parts and consumables	2,541,652	3,073,800	5,356,435	5,744,350

Salaries, general and administrative expenses	2,688,361	1,898,760	6,516,788	4,226,368

Depreciation and amortization	1,007,994	790,074	1,945,675	1,337,293

	2,818,722	2,978,340	5,395,829	5,056,483

Equity in earnings of unconsolidated partnerships	29,625	36,711	77,338	77,219

Partnership distributions from cost based investments	78,642	122,911	192,923	160,503

Gain on sale of investment interest	1,555,163	—	2,564,776	—

Interest expense	(64,849)	(100,181)	(165,773)	(182,086)

Interest income	32,509	49,454	107,379	107,728

Income before minority interest and income taxes	4,449,812	3,087,235	8,172,472	5,219,847

Minority interest	(2,987,461)	(1,666,248)	(5,472,214)	(2,893,322)

Income before income taxes	1,462,351	1,420,987	2,700,258	2,326,525

Provision for income taxes	(599,570)	(586,602)	(1,107,112)	(985,406)

Net income	$862,781	$834,385	$1,593,146	$1,341,119

Basic and diluted income per common share:

Basic	$0.08	$0.08	$0.15	$0.12

Diluted	$0.08	$0.08	$0.14	$0.12

Weighted average common shares outstanding:

Basic	10,985,778	10,764,988	10,979,404	10,744,721

Diluted	11,469,579	11,127,430	11,351,827	11,101,889

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2001	2000

Operating activities

Net income	$1,593,146	$1,341,119

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	1,945,675	1,238,149

Provision for doubtful accounts	(14,398)	124,514

Deferred profit on medical device sales to related parties	138,317	11,840

Deferred profit on service contracts	(25,417)	—

Equity in earnings of unconsolidated partnerships, net of dividends	(10,522)	(77,219)

Minority interest in subsidiaries, net of distributions to minority interests	3,551,887	841,560

Changes in operating assets and liabilities, net of business acquired:

Trade accounts receivable	(3,326,151)	(1,090,005)

Due from affiliated equity partnerships	16,509	(109,027)

Inventory	(590,760)	(534,726)

Vendor deposits	255,701	(721,051)

Prepaid expenses	(207,876)	6,325

Income tax receivable	894,763	(147,378)

Other assets	91,529	15,605

Trade accounts payable	2,149,038	1,306,230

Customer deposits	(463,198)	(547,552)

Warranty accrual	(214,282)	101,870

Income taxes payable	201,587	(141,652)

Accrued expenses and other liabilities	(309,149)	(175,017)

Net cash provided by operating activities	5,676,399	1,443,585

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,

	2001	2000

Investing activities

Purchases of property and equipment, net of businesses acquired	$(6,200,317)	$(2,215,222)

Acquisition of businesses, net of cash acquired	(416,744)	(850,000)

Acquisition of partnership interests, net of distributions	114,645	88,024

Net cash used in investing activities	(6,502,416)	(2,977,198)

Financing activities

Proceeds from issuance of common stock	86,000	670,340

Proceeds from issuance of long-term debt	864,280	1,578,594

Principal payments on long-term debt	(862,857)	(904,623)

Proceeds from issuance of short-term borrowings	8,422,343	3,850,733

Principal payments on short-term borrowings	(9,018,457)	(3,850,733)

Net cash provided by (used in) financing activities	(508,691)	1,344,311

Net (decrease) in cash and cash equivalents	(1,334,708)	(189,302)

Cash and cash equivalents at beginning of period	5,822,626	5,024,890

Cash and cash equivalents at end of period	$4,487,918	$4,835,588

See accompanying notes.

HealthTronics Surgical Services, Inc and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of HealthTronics Surgical Services, Inc. (formerly HealthTronics, Inc.) (“HealthTronics” or the “Company”) and its subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The information presented in these financial statements was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with HealthTronics’ Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Preparation of these interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The interim results may not be indicative of the results that may be expected for the year.

Beginning in 2001, the Company’s cost of devices, service parts and consumable sales is comprised primarily of direct costs paid to third parties for the purchase of devices, service parts and consumables. It does not include salaries, wages and benefits or the depreciation and amortization generally associated with these costs. Prior year balances have been reclassified to conform to the 2001 presentation.

2. Description of Business

HealthTronics was incorporated in the state of Georgia in 1995. The Company was founded for the purpose of providing state-of-the-art non-invasive treatment services for certain urologic and orthopaedic conditions. Physician partners are commonly involved in the locations providing these services.

It is the Company’s strategy to generate revenues from four sources: 1) fees for urologic and orthopaedic services delivered to doctors, medical facilities and patients; 2)

sales of medical devices including related accessories; 3) recurring revenues from licensing fees, sales of consumable products and maintenance of equipment; and 4) investment income generated from partnerships and joint ventures with physicians, surgery centers and hospitals that purchase equipment from the Company, as well as management fees from such entities.

The Company has been providing kidney lithotripsy services with its LithoTron® since 1997. The primary customers for the Company’s lithotripsy services are hospitals and surgery centers, although the Company does have some facilities that directly bill third party payors for its services. The Company provides turnkey service to these facilities including the equipment, clinical technician and consumables.

In 2000, the Company began providing orthopaedic treatments with its OssaTron®, the only FDA approved orthopaedic shock wave device. The OssaTron is currently being used for the treatment of heel spurs (plantar fasciitis). Based on the widespread use of orthopaedic shock wave treatment in Europe, the Company is very optimistic about the application of shock waves to treat a variety of musculoskeletal disorders in the United States. In almost all cases, the Company rents space in medical facilities to provide its orthopaedic treatment services and the Company directly bills the third party payors.

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

In order to appropriately reflect the nature of the Company’s operations and its relationship to its subsidiaries, the accompanying consolidated statements of income include the Company’s appropriate majority or minority equity ownership interest in the net revenues and expenses of each of its subsidiaries.

3. Business Acquisition

On May 17, 2001, HealthTronics purchased all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. (“Heritage”) and HSC of Gulf Coast, Inc. (collectively the “Corporations”) for $565,000 in cash, pursuant to a Stock Purchase Agreement by HealthTronics and HEALTHSOUTH Corporation and Surgical Health Corporation. The acquisitions are accounted for as a purchase and are given financial effect as of April 1, 2001. The Corporations own a 52.07% interest in and Heritage is the general partner of Gulf Coast Lithotripsy Associates, L.P. (“GCLA”). GCLA owns a 70% interest in and is the general partner of Lithotripsy Associates of Texas, Limited Partnership (“LAT”).

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income

FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	HISTORICAL
			PRO FORMA	PRO FORMA
	HEALTHTRONICS	CORPORATIONS	ADJUSTMENTS	COMBINED

Net revenue	$19,214,727	$585,786	$0	$19,800,513

Income before income taxes	$2,700,258	$122,023	$(1,528)	$2,820,753

Net income	$1,593,146	$122,023	$(66,148)	$1,649,021

Basic income per common share	$0.15			$0.15

Diluted income per common share	$0.14			$0.14

FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

	HISTORICAL
			PRO FORMA	PRO FORMA
	HEALTHTRONICS	CORPORATIONS	ADJUSTMENTS	COMBINED

Net revenue	$16,364,494	$2,073,468	$0	$18,437,962

Income before income taxes	$2,326,525	$684,510	$(3,616)	$3,007,419

Net income	$1,341,119	$684,510	$(284,265)	$1,741,364

Basic income per common share	$0.12			$0.16

Diluted income per common share	$0.12			$0.16

4. Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	June 30,	December 31,
	2001	2000

	(Unaudited)

Medical devices and accessories	$3,154,302	$2,466,191

Consumables	138,850	236,201

	$3,293,152	$2,702,392

5. Gain on Sale of Investment Interest

During the three months and the six months ended June 30, 2001, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $1,555,163 and $2,564,776, respectively, representing the excess of the sales price over the Company’s investment basis in the partnership interest.

6. Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Numerator: Net income	$862,781	$834,385	$1,593,146	$1,341,119

Denominator for weighted average shares outstanding	10,985,778	10,764,988	10,979,404	10,744,721

Effect of dilutive securities:

Stock options	483,801	362,442	372,423	357,168

Denominator for diluted earnings per share	11,469,579	11,127,430	11,351,827	11,101,889

Basic earnings per share	$0.08	$0.08	$0.15	$0.12

Diluted earnings per share	$0.08	$0.08	$0.14	$0.12

7. Subsequent Events

     The Company has settled a lawsuit which required the Company to pay attorney’s fees related to the suit (approximately $86,000) and causes a reduction of revenue of either $450 or $300 per treatment for the first 1,200 treatments at certain facilities. No amounts have been accrued in the accompanying financial statements for the per treatment fees relating to this settlement as the actual number of treatments that will be performed and timing of such treatments are not determinable at this time.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB.

Results Of Consolidated Operations

General

     HealthTronics Surgical Services continues to shift the focus of its business from a seller of equipment, equipment maintenance and consumables to a provider of clinical services. This quarter, 87% of our revenues were generated by clinical services, in particular providing lithotripsy services, through our partnerships, for doctors and hospitals and orthopaedic services to patients. This was the first quarter to receive a significant impact from our new orthopaedic business, and we expect continued growth over the next several years.

     The Company, through our partnerships, provides urologic and orthopaedic services at 91 treatment locations. We have more than 600 physicians involved as partners in these locations. During the second quarter of 2001, we treated 5,175 patients, a 42% increase over the 3,648 treatments performed during the second quarter last year.

     The Company continues to generate solid growth. This quarter the number of urology procedures increased by approximately 23% over the previous year’s second quarter. Since the lithotripsy business is a mature market, most of our growth comes from gaining market share, and we believe there remains room for expansion of our market share. The orthopaedic market is still relatively untapped, providing us with opportunities for significant growth in Orthotripsy® procedure volume. The primary inhibitor to the growth of our Orthotripsy business is slow reimbursement by third-party payors.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net Revenue: Net revenue increased from $8,740,974 for the three months ended June 30, 2000 to $9,056,729 for the three months ended June 30, 2001, an increase of 4%. This increase is primarily attributable to the increase in clinical treatment procedures generated by orthopaedic and urologic partnerships over the second quarter of 2000.

     Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables decreased from $3,073,800 for the three months ended June 30, 2000 to $2,541,652 for the three months ended June 30, 2001, a decrease of 17%. This decrease is mainly attributable to the change in the nature of net revenue from primarily device sales in 2000 to clinical services revenues in 2001. Clinical services revenues do not carry the cost of goods sold component.

     Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $1,898,760 for the three months ended June 30, 2000 to $2,688,361 for the three months ended June 30, 2001, an increase of 42%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

     Depreciation and Amortization: Depreciation and amortization expenses increased from $790,074 for the three months ended June 30, 2000 to $1,007,994 for the three months ended June 30, 2001, an increase of 28%. This increase is attributable to the addition of orthopaedic equipment and corporate office equipment during the fourth quarter 2000 and first six months of 2001.

     Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships decreased from $36,711 for the three months ended June 30, 2000 to $29,625 for the three months ended June 30, 2001, a decrease of 19%. This decrease is primarily attributable to the timing of partnership distributions received from equity-based investments.

     Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments decreased from $122,911 for the three months ended June 30, 2000 to $78,642 for the three months ended June 30, 2001, a decrease of 36%. This decrease is attributable to the timing of partnership distributions received from cost-based partnership investments.

     Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the three months ended June 30, 2000 to $1,555,163 for the three months ended June 30, 2001. This increase is due to gains recognized on the sale of Orthotripsy partnership interests during the second quarter of 2001.

     Interest Expense: Interest expense decreased from $100,181 for the three months ended June 30, 2000 to $64,849 for the three months ended June 30, 2001, a decrease of 35%. This decrease is attributable to the payoff of two term loans during the first six months of 2001.

     Interest Income: Interest income decreased from $49,454 for the three months ended June 30, 2000 to $32,509 for the three months ended June 30, 2001, a decrease of 34%. This decrease is due to the reduction of excess cash balances available for investment during the quarter ended June 30, 2001.

     Minority Interest: Minority interest increased from $1,666,248 for the three months ended June 30, 2000 to $2,987,461 for the three months ended June 30, 2001, an increase of 79%. This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

     Provision for Income Taxes: Provision for income taxes increased from $586,602 for the three months ended June 30, 2000 to $599,570 for the three months ended June 30, 2001, an increase of 2%. The increase is attributable to the increase in taxable income over the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net Revenue: Net revenue increased from $16,364,494 for the six months ended June 30, 2000 to $19,214,727 for the six months ended June 30, 2001, an increase of 17%. This increase is primarily attributable to the increase in clinical treatment procedures generated by orthopaedic and urologic partnerships over the comparable six month period in 2000.

     Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables decreased from $5,744,350 for the six months ended June 30, 2000 to $5,356,435 for the six months ended June 30, 2001, a decrease of 7%. This decrease is mainly attributable to change in the nature of net revenue from primarily device sales in 2000 to clinical services revenues in 2001. Clinical services revenues do not carry the cost of goods sold component.

     Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $4,226,368 for the six months ended June 30, 2000 to $6,516,788 for the six months ended June 30, 2001, an increase of 54%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

     Depreciation and Amortization: Depreciation and amortization expenses increased from $1,337,293 for the six months ended June 30, 2000 to $1,945,675 for the six months ended June 30, 2001, an increase of 45%. This increase is attributable to the addition of orthopaedic equipment and corporate office equipment during the fourth quarter of 2000 and the first half of 2001.

     Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $77,219 for the six months ended June 30, 2000 to $77,338 for the six months ended June 30, 2001, an increase of 0.2%. This increase is attributable to the growth of the equity-based partnerships.

     Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $160,503 for the six months ended June 30, 2000, to $192,923 for the six months ended June 30, 2001, an increase of 20%. This increase is attributable to the growth in earnings of cost based partnerships over the first six months of 2000.

     Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the six months ended June 30, 2000 to $2,564,776 for the six months ended June 30, 2001. This increase is due to gains recognized on the sale of Orthotripsy partnership interests during the first six months of 2001.

     Interest Expense: Interest expense decreased from $182,086 for the six months ended June 30, 2000 to $165,773 for the six months ended June 30, 2001, a decrease of 9%. This decrease is attributable to the payoff of two term loans during the first six months of 2001.

     Interest Income: Interest income decreased from $107,728 for the six months ended June 30, 2000 to $107,379 for the six months ended June 30, 2001, a decrease of 0.3%. This decrease is due to the reduction of excess cash balances available for investment during the second quarter of 2001.

     Minority Interest: Minority interest increased from $2,893,322 for the six months ended June 30, 2000 to $5,472,214 for the six months ended June 30, 2001, an increase of 89%. This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

     Provision for Income Taxes: Provision for income taxes increased from $985,406 for the six months ended June 30, 2000 to $1,107,112 for the six months ended June 30, 2001, an increase of 12%. The increase is attributable to the increase in taxable income over the same period of 2000.

Liquidity and Capital Resources

     We have satisfied our working capital and capital spending needs by issuance of common stock, the use of short-term borrowings, long-term debt and cash flows from operations. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including HealthTronics Surgical Services. The Company maintains a line of credit of $5,000,000 at June 30, 2001. The line of credit which matured on April 30, 2001 was renewed through June 30, 2002. As of June 30, 2001, we have no outstanding balance under the line of credit.

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

Cautionary Statements

     Included in this report are forward-looking statements that reflect management’s current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are inability to establish or maintain relationships with physicians and hospitals, health care regulatory developments that prevent certain transactions with healthcare professionals or facilities, inability of healthcare providers to obtain reimbursement for use of our current or future products, competition or technological change that impacts the market for our products, and difficulty in managing our growth. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The annual meeting of shareholders was held on May 18, 2001.

B.	The following directors were elected to the board of directors:

James R. Andrews
Roy S. Brown
Jon Burke
Scott Cochran
John House
Russell Maddox
Michael D. Martin
Argil J. Wheelock

C.	The following matters were voted upon at the annual meeting:

		For	Against	Abstain

1	To elect the following

	directors to serve for the

	ensuing year:

	James R. Andrews	8,063,160	3,280	10,100

	Roy S. Brown	7,768,771	297,669	10,100

	Jon Burke	8,063,810	2,630	10,100

	Scott Cochran	8,063,160	3,280	10,100

	John House	8,063,810	2,630	10,100

	Russell Maddox	8,063,810	2,630	10,100

	Michael D. Martin	8,033,810	32,630	10,100

	Argil J. Wheelock	7,768,671	297,769	10,100

2	To approve adoption of the

	Company's 2001 Employee Stock

	Option Plan and the

	reservation of 500,000 shares

	of common stock for issuance

	thereunder	7,580,600	477,490	18,450

3	To ratify the appointment of

	Ernst & Young LLP as

	independent auditors for the

	fiscal year ending December 31, 2001	7,920,250	145,540	10,750

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of or incorporated by reference in this report:

Exhibit
	No.	Description

	2.1	Stock Purchase Agreement by and among HealthTronics Surgical Services, Inc. (the “Company”), HEATLHSOUTH Corporation and Surgical Health Corporation regarding the Company’s acquisition of all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. (“Heritage”) and HSC of Gulf Coast, Inc. (“HSC”) (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2001.

(b)	Reports on Form 8-K

Two reports on Form 8-K were filed by the Company with the SEC during the quarter ended June 30, 2001: (1) on May 21, 2001, the Company reported that it had completed its acquisition of the general partner interest in Gulf Coast Lithotripsy Associates, LP; and (2) on May 24, 2001, the Company reported that it had purchased all of the issued and outstanding capital stock of Heritage and HSC for $565,000 in cash, pursuant to a Stock Purchase Agreement by and among the Company, HEALTHSOUTH Corporation and Surgical Health Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck

Victoria W. Beck Chief Accounting Officer

Date: August 10, 2001