Form 10QSB/A
period 2001-03-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2001-11-02
CIK 1018871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-QSB/A

                 {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2001

                                       or

                 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES {X} NO { }

                  Indicate the number of shares outstanding of each of the
                 issuer's classes of common stock.

       10,978,585 SHARES OF NO PAR VALUE COMMON STOCK AS OF APRIL 30, 2001

================================================================================

                               HEALTHTRONICS, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                          3

                  Condensed Consolidated Statements of Income
                  for the three months ended March 31, 2001 and 2000             5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2001 and 2000             6

                  Notes to Condensed Consolidated Financial Statements           8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       14

         Signatures                                                             15

Part 1.  Financial Information

Item 1.  Financial Statements

                      HealthTronics, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                     MARCH 31,         DECEMBER 31,
                                                                        2001               2000
                                                                     ---------         ------------
                                                                    (Unaudited)         (Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                        $  6,304,640        $ 5,822,626
   Trade accounts receivable, less allowance for doubtful
     accounts of $280,802 and $282,634 at March 31, 2001
     and December 31, 2000, respectively                               6,447,781          5,158,775
   Income taxes receivable                                               239,400            894,763
   Inventory                                                           2,008,821          2,702,392
   Due from affiliated partnerships                                      135,864            210,157
   Vendor deposits                                                        87,680            337,151
   Prepaid expenses                                                      531,560            314,563
   Deferred income taxes                                                 278,967            278,967
                                                                    ------------       ------------
Total current assets                                                  16,034,713         15,719,394

Property and equipment, at cost:
   Medical devices placed in service                                  14,880,695         13,123,439
   Office equipment, furniture and fixtures                            1,123,393            539,735
   Vehicles and accessories                                            2,240,110          1,723,679
                                                                    ------------       ------------
                                                                      18,244,198         15,386,853
   Less accumulated depreciation                                      (5,610,523)        (4,742,163)
                                                                    ------------       ------------
Net property and equipment                                            12,633,675         10,644,690

Partnership investments                                                  377,706            473,757
Goodwill (net of accumulated amortization of $407,522 and
   $340,700 at March 31, 2001 and December 31, 2000,
   respectively)                                                       3,355,668          3,422,490
Patent license (net of accumulated amortization of $57,489
   and $54,990 at March 31, 2001 and December 31, 2000,
   respectively)                                                          42,511             45,010
Other assets                                                             118,108            127,477
                                                                    ------------       ------------
Total assets                                                        $ 32,562,381       $ 30,432,818
                                                                    ============       ============

                                                                     MARCH 31,          DECEMBER 31,
                                                                        2001                2000
                                                                     ---------          ------------
                                                                    (Unaudited)
                                                                    (Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Trade accounts payable                                           $  2,409,963        $ 1,235,435
   Customer deposits                                                     109,691            760,779
   Warranty accrual                                                      270,516            287,716
   Other accrued expenses                                              1,181,841            841,025
   Deferred profit on service contracts                                       --             25,417
   Short-term borrowings                                                      --            596,114
   Current portion of long-term debt                                   1,484,828          1,521,164
                                                                    ------------       ------------
Total current liabilities                                              5,456,839          5,267,650

Deferred income taxes                                                    664,193            664,193
Deferral of profit on medical device sales to related
   parties                                                               307,559            251,867
Long-term debt, less current portion                                   1,994,927          1,967,859
Minority interest                                                      4,830,395          3,945,355
Other liabilities                                                        170,019            151,627
                                                                    ------------       ------------
Total liabilities                                                     13,423,932         12,248,551

Shareholders' equity:
   Common stock - no par value, voting:
     Authorized - 30,000,000 shares at March 31, 2001
       and December 31, 2000
     Issued and outstanding - 10,973,285 and
       10,971,585 shares at March 31, 2001 and
       December 31, 2000, respectively                                13,755,804        13,744,704
   Retained earnings                                                   5,382,645         4,439,563
                                                                    ------------      ------------
                                                                      19,138,449        18,184,267
                                                                    ------------      ------------
Total liabilities and shareholders' equity                          $ 32,562,381      $ 30,432,818
                                                                    ============      ============

See accompanying notes.

                      HealthTronics, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   2001                2000
                                                               ------------        ------------
                                                                (Restated)
Net revenue                                                    $ 10,157,998        $  7,623,520
Cost of devices, service parts and consumables                    2,814,783           2,670,550
Salaries, general and administrative
   expenses                                                       3,978,426           2,327,608
Depreciation and amortization                                       937,681             547,219
                                                               ------------        ------------
                                                                  2,427,108           2,078,143

Equity in earnings of unconsolidated partnerships                    47,713              40,508
Partnership distributions from cost based
   investments                                                      114,281              37,592
Gain on sale of investment interest                               1,009,613                  --
Interest expense                                                   (100,924)            (81,905)
Interest income                                                      74,870              58,274
                                                               ------------        ------------
Income before minority interest and income
   taxes                                                          3,572,661           2,132,612
Minority interest                                                (1,974,217)         (1,227,074)
                                                               ------------        ------------
Income before income taxes                                        1,598,444             905,538
Provision for income taxes                                         (655,362)           (398,804)
                                                               ------------        ------------
Net income                                                     $    943,082        $    506,734
                                                               ============        ============
Basic and diluted income per common share:
   Basic                                                       $       0.09        $       0.05
                                                               ============        ============
   Diluted                                                     $       0.08        $       0.05
                                                               ============        ============
Weighted average common shares outstanding:
   Basic                                                         10,973,181          10,719,822
                                                               ============        ============
   Diluted                                                       11,197,003          11,163,469
                                                               ============        ============

See accompanying notes.

                               HealthTronics, Inc. and Subsidiaries

                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2001              2000
                                                               ------------        ----------
                                                                (Restated)
OPERATING ACTIVITIES
Net income                                                     $    943,082        $  506,734
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                  937,681           547,219
     Provision for doubtful accounts                                 (1,832)           93,200
     Deferred profit on medical device sales to
       related parties                                               55,692                --
     Deferred profit on service contracts                           (25,417)           77,012
     Equity in earnings of unconsolidated
       partnerships, net of dividends                                (2,554)           40,508
     Minority interest in subsidiaries, net of
       distributions to minority interests                          885,040            22,693
     Changes in operating assets and
       liabilities, net of business acquired:
         Trade accounts receivable                               (1,287,174)         (354,334)
         Due from affiliated equity
           partnerships                                              74,293            (5,589)
         Inventory                                                  693,571          (895,337)
         Vendor deposits                                            249,471            73,196
         Prepaid expenses                                          (216,997)          (50,396)
         Other assets                                                 9,369            (3,021)
         Trade accounts payable                                   1,174,528           409,587
         Customer deposits                                         (651,088)         (153,469)
         Warranty accrual                                           (17,200)           95,098
         Income taxes payable                                       655,363           281,139
         Accrued expenses                                           359,208          (242,050)
                                                               ------------        ----------
Net cash provided by operating activities                         3,835,036           442,190


                      HealthTronics, Inc. and Subsidiaries

                                   (Unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                              2001                2000
                                                          ------------        ------------
                                                           (Restated)
INVESTING ACTIVITIES
Purchases of property and equipment                       $ (2,857,345)       $   (940,730)
Acquisition of business                                             --            (850,000)
Acquisition of partnership interests, net of
   distributions                                                98,605             (50,760)
                                                          ------------        ------------
Net cash used in investing activities                       (2,758,740)         (1,841,490)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                          11,100              27,190
Proceeds from issuance of long-term debt                       466,666             921,594
Principal payments on long-term debt                          (475,934)           (561,141)
Proceeds from issuance of short-term borrowings              4,898,527           1,494,814
Principal payments on short-term borrowings                 (5,494,641)         (1,494,814)
                                                          ------------        ------------
Net cash provided by (used in) financing
   activities                                                 (594,282)            387,643
                                                          ------------        ------------

Net increase (decrease) in cash and cash
   equivalents                                                 482,014          (1,011,657)
Cash and cash equivalents at beginning of
   period                                                    5,822,626           5,024,890
                                                          ------------        ------------
Cash and cash equivalents at end of period                $  6,304,640        $  4,013,233
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

2.       Restatement of Financial Statements

         In October 2001, the Company became aware that its financial statements contained errors resulting from the incorrect calculation of minority interest and the accrual of related expenses. The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months then ended have been restated for the correction of such errors.

         A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

                                                                                   PREVIOUSLY
                                                                RESTATED            REPORTED
                                                            -------------------  -------------
        THREE MONTHS ENDED MARCH 31, 2001:
          Salaries, general and administrative expenses     $   3,978,426        $  3,828,426
          Income before minority interest and income
            taxes                                               3,572,661           3,722,661
          Minority interest                                    (1,974,217)         (2,484,754)
          Income before income taxes                            1,598,444           1,237,907
          Provision for income taxes                             (655,362)           (507,542)
          Net income                                              943,082             730,365
          Basic and diluted income per common share:
          Basic                                             $        0.09       $        0.07
          Diluted                                           $        0.08       $        0.07

        AS OF MARCH 31, 2001:
          Income taxes receivable                           $     239,400       $     387,220
          Total current assets                                 16,034,713          16,182,533
          Total assets                                         32,562,381          32,710,201
          Other accrued expenses                                1,181,841           1,031,841
          Total current liabilities                             5,456,839           5,306,839
          Minority interest                                     4,830,395           5,340,932
          Total liabilities                                    13,423,932          13,784,469
          Retained earnings                                     5,382,645           5,169,928
          Total liabilities and shareholders' equity
                                                               32,562,381          32,710,201

3.      Description of Business

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


4.       Business Acquisition

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

5.       Inventory

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

6.       Gain on Sale of Investment Interest

         During the quarter ended March 31, 2001, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $1,009,613 representing the excess of the sales price over the Company's investment basis in the partnership interest.

7.       Earnings Per Share Information

         The following table sets forth the computation of earnings per share:

                                                            THREE MONTHS ENDED MARCH 31,
                                                              2001                2000
                                                          ------------        ------------
                                                            (Restated)
Numerator: Net income                                     $    943,082        $    506,734
                                                          ============        ============
Denominator for weighted average
     shares outstanding                                     10,973,181          10,719,822
Basic earnings per share                                  $       0.09        $       0.05

Effect of dilutive securities:
      Weighted average shares
          outstanding                                       10,973,181          10,719,822
      Stock options                                            223,822             443,647
Denominator for diluted earnings per share                  11,197,003          11,163,469
Diluted earnings per share                                $       0.08        $       0.05

8.       Subsequent Events

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

         In October 2001, the Company became aware that its financial statements contained errors resulting from the incorrect calculation of minority interest. The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 have been restated for the correction of such errors.


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

         Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $2,327,608 for the three months ended March 31, 2000 to $3,978,426 for the three months ended March 31, 2001, an increase of 71%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

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

         Minority Interest: Minority interest increased from $1,227,074 for the three months ended March 31, 2000 to $1,974,217 for the three months ended March 31, 2001, an increase of 61%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

         Provision for Income Taxes: Provision for income taxes increased from $398,804 for the three months ended March 31, 2000 to $655,362 for the three months ended March 31, 2001, an increase of 64%. The increase is attributable to the increase in taxable income over the first quarter of 2000. The decrease in the effective tax rate from 44% for the three months ended March 31, 2000 to 41% for the three months ended March 31, 2001 is due to a change in the estimate of the annual effective rate since the first quarter of 2000.

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

                                    HEALTHTRONICS, INC.

                                    By: /s/   Victoria W. Beck
                                       ---------------------------------------
                                         Victoria W. Beck
                                         Chief Accounting Officer

                                    Date: November 1, 2001