Form 10QSB/A
period 2001-06-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2001-11-02
CIK 1018871

  ------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

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

                        Commission file number 000-30406

                 {(HealthTronics Surgical Services, Inc. Logo)}

             (Exact name of registrant as specified in its charter)




                           Georgia                   58-2210668
               (State or other jurisdiction of         (I.R.S.
               incorporation or organization)         Employer
                                                   Identification
                                                        No.)

               1841 West Oak Parkway, Suite A           30062
                      Marietta, Georgia
          (Address of principal executive offices)   (Zip Code)



                               (770) 419-0691
           (Registrant's telephone number, including area code)

                            --------------------

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

  Transitional small business disclosure format (check one): Yes {X}  No{}
  ------------------------------------------------------------------------





  ------------------------------------------------------------------------

                                TABLE OF CONTENTS


    Part 1. Financial Information
    Item 1. Financial Statements
      Condensed Consolidated Balance Sheets
      Condensed Consolidated Statements of Income
      Condensed Consolidated Statements of Cash Flows
      Notes To Condensed Consolidated Financial Statements
      Item 2. Management's Discussion And Analysis Of Financial
      Condition And Results Of Operations
    PART II. OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K
    SIGNATURES



                   HEALTHTRONICS SURGICAL SERVICES, INC.

                              INDEX TO FORM 10-QSB

                                                                      PAGE
                                                                      ----
  PART I      FINANCIAL INFORMATION
   Item 1.     Financial Statements
                Condensed Consolidated Balance
                   Sheets as of June 30, 2001 and December
                   31, 2000                                            3
                Condensed Consolidated Statements of Income
                   for the three month and the six month
                   periods ended June 30, 2001 and 2000                5
                Condensed Consolidated Statements of Cash
                   Flows for the six months ended
                   June 30, 2001 and 2000                              6
                Notes to Condensed Consolidated Financial
                   Statements                                          8
   Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                13
  PART II     OTHER INFORMATION
   Item 6.     Exhibits and Reports on Form 8-K                       20
               Signatures                                             21


Part 1. Financial Information

Item 1. Financial Statements

           HealthTronics Surgical Services, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets

                                              JUNE 30,      DECEMBER 31,
                                                2001            2000
                                          --------------- ---------------
                                            (Unaudited)
                                             (Restated)
Assets
 Current assets:
    Cash and cash equivalents               $ 4,487,918    $ 5,822,626
    Trade accounts receivable, less
     allowance for doubtful accounts of
     $299,506 and $282,634 at June 30,
     2001 and December 31, 2000,
     respectively                             8,780,763      5,158,775
    Income taxes receivable                          --        894,763
    Inventory                                 3,293,152      2,702,392
    Due from affiliated partnerships            193,648        210,157
    Vendor deposits                              81,450        337,151
    Prepaid expenses                            522,439        314,563
    Deferred income taxes                       278,967        278,967
                                             ----------     ----------
  Total current assets                       17,638,337     15,719,394

  Property and equipment, at cost:
    Medical devices placed in service        18,445,142     13,123,439
    Office equipment, furniture and
     fixtures                                   746,057        539,735
    Vehicles and accessories                  2,723,659      1,723,679
                                             ----------     ----------
                                             21,914,858     15,386,853
    Less accumulated depreciation            (6,549,196)    (4,742,163)
                                             ----------     ----------
  Net property and equipment                 15,365,662     10,644,690

  Partnership investments                       369,634        473,757
  Goodwill (net of accumulated
   amortization of $720,437 and $340,700
   at June 30, 2001 and December 31,
   2000, respectively)                        3,334,846      3,422,490
  Patent license (net of accumulated
   amortization of $59,988 and $54,990 at
   June 30, 2001 and December 31, 2000,
   respectively)                                 40,012         45,010
  Other assets                                   35,948        127,477
                                             ----------     ----------
  Total assets                              $36,784,439    $30,432,818
                                             ----------     ----------


                                        JUNE 30,     DECEMBER 31,
                                          2001           2000
                                     -------------- --------------
                                       (Unaudited)
                                       (Restated)
Liabilities and shareholders' equity
         Current liabilities:
           Trade accounts payable     $ 3,384,473    $ 1,235,435
           Customer deposits              297,581        760,779
           Warranty accrual                73,434        287,716
           Income taxes payable           481,010             --
           Other accrued expenses         815,031        841,025
           Deferred profit on
            service contracts                  --         25,417
           Short-term borrowings               --        596,114
           Current portion of
            long-term debt              1,630,771      1,521,164
                                       ----------     ----------
         Total current liabilities      6,682,300      5,267,650

         Deferred income taxes            664,193        664,193
         Deferral of profit on
          medical device sales to
          related parties                 390,184        251,867
         Long-term debt, less
          current portion               2,122,805      1,967,859
         Minority interest              6,460,961      3,945,355
         Other liabilities                198,472        151,627
                                       ----------     ----------
         Total liabilities             16,518,915     12,248,551

         Shareholders' equity:
           Common -- stock no par
           value, voting:
            Authorized -- 30,000,000
            shares at June 30, 2001
            and December 31,
            2000 Issued and
            outstanding --
            10,992,585 and 10,971,585
            shares at June 30, 2001
            and December 31, 2000,
            respectively               13,830,704     13,744,704
           Retained earnings            6,434,820      4,439,563
                                       ----------     ----------
                                       20,265,524     18,184,267
                                       ----------     ----------
  Total liabilities and
    shareholders' equity              $36,784,439    $30,432,818
                                       ----------     ----------


See accompanying notes.

             HealthTronics Surgical Services, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,

                        2001          2000         2001          2000
                   ------------- ------------- ------------ -------------
                     (Restated)                 (Restated)
  Net revenue      $  9,056,729  $  8,740,974  $19,214,727  $16,364,494
  Cost of devices,
   service parts
   and consumables    2,541,652     3,073,800    5,356,435    5,744,350
  Salaries,
   general and
   administrative
   expenses           2,838,361     1,898,760    6,816,788    4,226,368
  Depreciation and
   amortization       1,007,994       790,074    1,945,675    1,337,293
                    -----------   -----------   ----------   ----------
                      2,668,722     2,978,340    5,095,829    5,056,483
  Equity in
   earnings of
   unconsolidated
   partnerships          29,625        36,711       77,338       77,219
  Partnership
   distributions
   from cost based
   investments           78,642       122,911      192,923      160,503
  Gain on sale of
   investment
   interest           1,555,163            --    2,564,776           --
  Interest expense      (64,849)     (100,181)    (165,773)    (182,086)
  Interest income        32,509        49,454      107,379      107,728
                    -----------   -----------   ----------   ----------
  Income before
   minority
   interest and
   income taxes       4,299,812     3,087,235    7,872,472    5,219,847
  Minority
   interest          (2,516,464)   (1,666,248)  (4,490,680)  (2,893,322)
                    -----------   -----------   ----------   ----------
  Income before
   income taxes       1,783,348     1,420,987    3,381,792    2,326,525
  Provision for
   income taxes        (731,173)     (586,602)  (1,386,535)    (985,406)
                    -----------   -----------   ----------   ----------
  Net income       $  1,052,175  $    834,385  $ 1,995,257  $ 1,341,119
                    -----------   -----------   ----------   ----------
  Basic and
   diluted income
   per common
   share:
    Basic          $       0.10  $       0.08  $      0.18  $      0.12
                    -----------   -----------   ----------   ----------
    Diluted        $       0.09  $       0.08  $      0.18  $      0.12
                    -----------   -----------   ----------   ----------
  Weighted average
   common shares
   outstanding:
    Basic            10,985,778    10,764,988   10,979,404   10,744,721
                    -----------   -----------   ----------   ----------
    Diluted          11,469,579    11,127,430   11,351,827   11,101,889
                    -----------   -----------   ----------   ----------

See accompanying notes.

             HealthTronics Surgical Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                       SIX MONTHS ENDED JUNE 30,

                                          2001           2000
                                     -------------- --------------
                                       (Restated)
       Operating activities
         Net income                   $ 1,995,257    $ 1,341,119
         Adjustments to reconcile
          net income to cash
          provided by operating
          activities:
           Depreciation and
            amortization                1,945,675      1,238,149
           Provision for doubtful
            accounts                      (14,398)       124,514
           Deferred profit on
            medical device sales to
            related parties               138,317         11,840
           Deferred profit on
            service contracts             (25,417)            --
           Equity in earnings of
            unconsolidated
            partnerships, net of
            dividends                     (10,522)       (77,219)
           Minority interest in
            subsidiaries, net of
            distributions to minority
            interests                   2,570,353        841,560
           Changes in operating
            assets and liabilities,
            net of business acquired:
             Trade accounts
              receivable               (3,326,151)    (1,090,005)
             Due from affiliated
              equity partnerships          16,509       (109,027)
             Inventory                   (590,760)      (534,726)
             Vendor deposits              255,701       (721,051)
             Prepaid expenses            (207,876)         6,325
             Income tax receivable        894,763       (147,378)
             Other assets                  91,529         15,605
             Trade accounts payable     2,149,038      1,306,230
             Customer deposits           (463,198)      (547,552)
             Warranty accrual            (214,282)       101,870
             Income taxes payable         481,010       (141,652)
             Accrued expenses and
              other liabilities            (9,149)      (175,017)
                                       ----------     ----------
       Net cash provided by
         operating activities           5,676,399      1,443,585


             HealthTronics Surgical Services, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                       SIX MONTHS ENDED JUNE 30,
                                     -----------------------------
                                          2001           2000
                                     -------------  --------------
                                       (Restated)
       Investing activities
         Purchases of property and
          equipment, net of
          businesses acquired         $(6,200,317)   $(2,215,222)
         Acquisition of businesses,
          net of cash acquired           (416,744)      (850,000)
         Acquisition of partnership
          interests, net of
          distributions                   114,645         88,024
                                       ----------     ----------
         Net cash used in investing
          activities                   (6,502,416)    (2,977,198)

       Financing activities
         Proceeds from issuance of
          common stock                     86,000        670,340
         Proceeds from issuance of
          long-term debt                  864,280      1,578,594
         Principal payments on
          long-term debt                 (862,857)      (904,623)
         Proceeds from issuance of
          short-term borrowings         8,422,343      3,850,733
         Principal payments on
          short-term borrowings        (9,018,457)    (3,850,733)
                                       ----------     ----------
         Net cash provided by (used
          in) financing activities       (508,691)     1,344,311
                                       ----------     ----------
         Net (decrease) in cash and
          cash equivalents             (1,334,708)      (189,302)
         Cash and cash equivalents
          at beginning of period        5,822,626      5,024,890
                                       ----------     ----------
         Cash and cash equivalents
          at end of period            $ 4,487,918    $ 4,835,588
                                       ----------     ----------

See accompanying notes.

              HEALTHTRONICS SURGICAL SERVICES, INC AND SUBSIDIARIES Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

       The accompanying consolidated financial statements include the accounts of HealthTronics Surgical Services, Inc. (formerly HealthTronics, Inc.) ("HealthTronics" or the "Company") and its subsidiaries. All significant intercompany transactions have been eliminated.

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

       Beginning in 2001, the Company's cost of devices, service parts and consumable sales is comprised primarily of direct costs paid to third parties for the purchase of devices, service parts and consumables. It does not include salaries, wages and benefits or the depreciation and amortization generally associated with these costs. Prior year balances have been reclassified to conform to the 2001 presentation.


2.  Restatement of Financial Statements

    In October 2001, the Company became aware that its financial statements contained errors resulting from the incorrect calculation of minority interest and the accrual of related expenses. The accompanying unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months then ended have been restated for the correction of such errors.

    A comparison of the Company's consolidated financial position and results of operations prior to and following the restatement follows:

                                                                                   PREVIOUSLY
                                                               RESTATED             REPORTED
                                                           ------------------   ----------------
    THREE MONTHS ENDED JUNE 30, 2001:
     Salaries, general and administrative
      expenses                                                 $   2,838,361    $   2,688,361
     Income before minority interest and
      income taxes                                                 4,299,812        4,449,812
     Minority interest                                            (2,516,464)      (2,987,461)
     Income before income taxes                                    1,783,348        1,462,351
     Provision for income taxes                                     (731,173)        (599,570)
     Net income                                                    1,052,175          862,781
     Basic and diluted income per common


       share:
        Basic                                                  $        0.10    $        0.08
        Diluted                                                $        0.09    $        0.08

    SIX MONTHS ENDED JUNE 30, 2001:
     Salaries, general and administrative expenses             $   6,816,788    $   6,516,788
     Income before minority interest and income taxes              7,872,472        8,172,472
     Minority interest                                            (4,490,680)      (5,472,214)
     Income before income taxes                                    3,381,792        2,700,258
     Provision for income taxes                                   (1,386,535)      (1,107,112)
     Net income                                                    1,995,257        1,593,146
     Basic and diluted income per common share:
      Basic                                                    $        0.18    $        0.15
      Diluted                                                  $        0.18    $        0.14

    AS OF JUNE 30, 2001:
   Income taxes payable                                        $     481,010    $     201,587
   Total current liabilities                                       6,682,300        6,102,877
   Minority interest                                               6,460,961        7,442,495
   Total liabilities                                              16,518,915       16,921,026
   Retained earnings                                               6,434,820        6,032,709
   Total liabilities and shareholders' equity                     36,784,439       36,784,439

3. Description of Business

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

       The Company has been providing kidney lithotripsy services with its LithoTron (r) since 1997. The primary customers for the Company's lithotripsy services are hospitals and surgery centers, although the Company does have some facilities that directly bill third party payors for its services. The Company provides turnkey service to these facilities including the equipment, clinical technician and consumables.

      In 2000, the Company began providing orthopaedic treatments with its OssaTron (r) , the only FDA approved orthopaedic shock wave device. The OssaTron is currently being used for the treatment of heel spurs (plantar fasciitis). Based on the widespread use of orthopaedic shock wave treatment in Europe, the Company is very optimistic about the application of shock waves to treat a variety of musculoskeletal disorders in the United States. In almost all cases, the Company rents space in medical facilities to provide its orthopaedic treatment services and the Company directly bills the third party payors.

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


4. Business Acquisition

       On May 17, 2001, HealthTronics purchased all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. ("Heritage") and HSC of Gulf Coast, Inc. (collectively the "Corporations") for $565,000 in cash, pursuant to a Stock Purchase Agreement by HealthTronics and HEALTHSOUTH Corporation and Surgical Health Corporation. The acquisitions are accounted for as a purchase and are given financial effect as of April 1, 2001. The Corporations own a 52.07% interest in and Heritage is the general partner of Gulf Coast Lithotripsy Associates, L.P. ("GCLA"). GCLA owns a 70% interest in and is the general partner of Lithotripsy Associates of Texas, Limited Partnership ("LAT").

             HealthTronics Surgical Services, Inc. and Subsidiaries
                Pro Forma Combined Condensed Statements of Income

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                         HISTORICAL
                 --------------------------  PRO FORMA   PRO FORMA
                 HEALTHTRONICS CORPORATIONS ADJUSTMENTS   COMBINED
                 ------------- ------------ ----------- ------------
                 (Restated)                              (Restated)
Net revenue       $19,214,727   $  585,786   $       0   $19,800,513
Income before
 income taxes     $ 3,381,792   $  122,023   $  (1,528)  $ 3,502,287
Net income        $ 1,995,257   $  122,023   $ (66,148)  $ 2,051,132

Basic income
 per common
 share            $     0.18                             $      0.19
Diluted income
 per common
 share            $     0.18                             $      0.18

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                         HISTORICAL
                ---------------------------  PRO FORMA    PRO FORMA
                 HEALTHTRONICS CORPORATIONS ADJUSTMENTS    COMBINED
                -------------- ------------ ----------- --------------
 Net revenue     $16,364,494   $ 2,073,468  $        0  $18,437,962
 Income before
  income taxes   $ 2,326,525   $   684,510  $   (3,616) $ 3,007,419
 Net income      $ 1,341,119   $   684,510  $ (284,265) $ 1,741,364

 Basic income
  per common
  share          $      0.12                            $      0.16
 Diluted income
  per common
  share          $      0.12                            $      0.16


5. Inventory

     Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

                                    JUNE 30,     DECEMBER 31,
                                      2001           2000
                                  ------------- --------------
                                   (Unaudited)
             Medical devices and
             accessories           $3,154,302    $2,466,191
             Consumables              138,850       236,201
                                    ---------     ---------
                                   $3,293,152    $2,702,392
                                    ---------     ---------


6. Gain on Sale of Investment Interest

       During the three months and the six months ended June 30, 2001, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $1,555,163 and $2,564,776, respectively, representing the excess of the sales price over the Company's investment basis in the partnership interest.


7. Earnings Per Share Information

       The following table sets forth the computation of earnings per share:


                 THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                     2001          2000          2001          2000
                 ------------- ------------- ------------ -------------
                  (Restated)                  (Restated)
    Numerator:
    Net income   $  1,052,175  $    834,385  $ 1,995,257  $  1,341,119
                  -----------   -----------   ----------   -----------
    Denominator
     for weighted
     average
     shares
     outstanding   10,985,778    10,764,988   10,979,404    10,744,721
    Effect of
     dilutive
     securities:
      Stock
      options         483,801       362,442      372,423       357,168
                  -----------   -----------   ----------   -----------
    Denominator
     for diluted
     earnings per
     share         11,469,579    11,127,430   11,351,827    11,101,889
    Basic
     earnings per
     share        $      0.10  $       0.08  $      0.18  $       0.12
                  -----------   -----------   ----------   -----------
    Diluted
     earnings per
     share        $      0.09  $       0.08  $      0.18  $       0.12
                  -----------   -----------   ----------   -----------

8. Subsequent Events

     The Company has settled a lawsuit which required the Company to pay attorney's fees related to the suit (approximately $86,000) and causes a reduction of revenue of either $450 or $300 per treatment for the first
1,200 treatments at certain facilities. No amounts have been accrued in the accompanying financial statements for the per treatment fees relating to this settlement as the actual number of treatments that will be performed and timing of such treatments are not determinable at this time.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB.

     In October 2001, the Company became aware that its financial statements contained errors resulting from the incorrect calculation of minority interest. The accompanying unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated for the correction of such errors.

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

     The Company continues to generate solid growth. This quarter the number of urology procedures increased by approximately 23% over the previous year's second quarter. Since the lithotripsy business is a mature market, most of our growth comes from gaining market share, and we believe there remains room for expansion of our market share. The orthopaedic market is still relatively untapped, providing us with opportunities for significant growth in Orthotripsy
(r) procedure volume. The primary inhibitor to the growth of our Orthotripsy business is slow reimbursement by third-party payors.

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

     Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $1,898,760 for the three months ended June 30, 2000 to $2,838,361 for the three months ended June 30, 2001, an increase of 49%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

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

     Minority Interest: Minority interest increased from $1,666,248 for the three months ended June 30, 2000 to $2,516,464 for the three months ended June 30, 2001, an increase of 51%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

     Provision for Income Taxes: Provision for income taxes increased from $586,602 for the three months ended June 30, 2000 to $731,173 for the three months ended June 30, 2001, an increase of 25%. The increase is attributable to the increase in taxable income over the second quarter of 2000.

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

     Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $4,226,368 for the six months ended June 30, 2000 to $6,816,788 for the six months ended June 30, 2001, an increase of 61%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

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

     Minority Interest: Minority interest increased from $2,893,322 for the six months ended June 30, 2000 to $4,490,680 for the six months ended June 30, 2001, an increase of 55%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

     Provision for Income Taxes: Provision for income taxes increased from $985,406 for the six months ended June 30, 2000 to $1,386,535 for the six months ended June 30, 2001, an increase of 41%. The increase is attributable to the increase in taxable income over the same period of 2000.

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

        B. The following directors were elected to the board of directors:


                    James R. Andrews
                    Roy S. Brown
                    Jon Burke
                    Scott Cochran
                    John House
                    Russell Maddox
                    Michael D. Martin
                    Argil J. Wheelock


        C. The following matters were voted upon at the annual meeting:

                                   FOR      AGAINST   ABSTAIN
             ---------------- ------------ ---------  --------
          1  To elect the
             following
             directors to
             serve for the
             ensuing year:
                James R.
                 Andrews        8,063,160     3,280    10,100
                Roy S. Brown    7,768,771   297,669    10,100
                Jon Burke       8,063,810     2,630    10,100
                Scott Cochran   8,063,160     3,280    10,100
                John House      8,063,810     2,630    10,100
                Russell
                 Maddox         8,063,810     2,630    10,100
                Michael D.
                 Martin         8,033,810    32,630    10,100
                Argil J.
                 Wheelock       7,768,671   297,769    10,100

          2  To approve
             adoption of the
             Company's 2001
             Employee Stock
             Option Plan and
             the reservation
             of 500,000
             shares of common
             stock for
             issuance
             thereunder         7,580,600   477,490    18,450

         3   To ratify the
             appointment of
             Ernst & Young
             LLP as
             independent
             auditors for the
             fiscal year
             ending December
             31, 2001           7,920,250   145,540    10,750

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits

        The following exhibits are filed as part of or incorporated by reference in this report:

         EXHIBIT
           NO.                         DESCRIPTION
        --------                        -----------
          2.1     Stock Purchase Agreement by and among HealthTronics Surgical
                  Services, Inc. (the "Company"), HEATLHSOUTH Corporation and
                  Surgical Health Corporation regarding the Company's
                  acquisition of all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. ("Heritage") and
                  HSC of Gulf Coast, Inc. ("HSC") (incorporated herein by
                  reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC")
                  on April 24, 2001.

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


                                 HEALTHTRONICS SURGICAL
                                 SERVICES, INC.

                                 By:  /s/ Victoria W. Beck
                                      --------------------------------------

                                      Victoria W. Beck
                                      Chief Accounting Officer

                                      Date: November 1, 2001

{graphic omitted}