Form 10QSB
period 2001-09-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2001-11-09
CIK 1018871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30406

HealthTronics Surgical Services, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2210668 (I.R.S. Employer Identification No.)
1841 West Oak Parkway, Suite A Marietta, Georgia (Address of principal executive offices)	30062 (Zip Code)

(770) 419-0691
(Registrant's telephone number, including area code)

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

10,995,885 Shares of No Par Value Common Stock as of October 31, 2001

Transitional small business disclosure format (check one): Yes [  ]  No [X]

HEALTHTRONICS SURGICAL SERVICES, INC.

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Part 1. Financial Information

Item 1. Financial Statements

     HealthTronics Surgical Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,533,748	$5,822,626
Trade accounts receivable, less allowance for doubtful accounts of $397,949 and $282,634 at September 30, 2001 and December 31, 2000, respectively	10,985,683	5,158,775
Income taxes receivable	—	894,763
Inventory	2,418,848	2,702,392
Due from related parties	198,071	210,157
Vendor deposits	753,954	337,151
Prepaid expenses	457,195	314,563
Deferred income taxes	278,967	278,967

Total current assets	18,626,466	15,719,394
Property and equipment, at cost:
Medical devices placed in service	18,674,758	13,123,439
Office equipment, furniture and fixtures	1,326,229	539,735
Vehicles and accessories	3,155,181	1,723,679

	23,156,168	15,386,853
Less accumulated depreciation	(7,402,215)	(4,742,163)

Net property and equipment	15,753,953	10,644,690
Partnership investments	382,262	473,757
Goodwill (net of accumulated amortization of $741,259 and $586,793 at September 30, 2001 and December 31, 2000, respectively)	3,268,024	3,422,490
Patent license (net of accumulated amortization of $62,487 and $54,990 at September 30, 2001 and December 31, 2000, respectively)	37,513	45,010
Other assets	290,306	127,477

Total assets	$38,358,524	$30,432,818

	September 30, 2001	December 31, 2000
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Trade accounts payable	$1,072,407	$1,235,435
Customer deposits	170,056	760,779
Warranty accrual	76,852	287,716
Income taxes payable	1,054,932	—
Other accrued expenses	1,191,053	841,025
Deferred profit on service contracts	—	25,417
Short-term borrowings	1,747,752	596,114
Current portion of long-term debt	1,483,691	1,521,164

Total current liabilities	6,796,743	5,267,650
Deferred income taxes	664,193	664,193
Deferral of profit on medical device sales to related parties	419,934	251,867
Long-term debt, less current portion	1,693,180	1,967,859
Minority interest	7,729,054	3,945,355
Other liabilities	239,228	151,627

Total liabilities	17,542,332	12,248,551
Shareholders' equity:
Common stock—no par value, voting:
Authorized—30,000,000 shares at September 30, 2001 and December 31, 2000
Issued and outstanding—10,993,885 and 10,971,585 shares at September 30, 2001 and December 31, 2000, respectively	13,836,704	13,744,704
Treasury stock—55,000 and 0 shares at September 30, 2001 and December 31, 2000, respectively	(282,398)	—
Retained earnings	7,261,886	4,439,563

	20,816,192	18,184,267

Total liabilities and shareholders' equity	$38,358,524	$30,432,818

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Net revenue	$10,290,933	$9,025,518	$29,505,660	$25,390,012
Cost of devices, service parts and consumables	1,949,809	1,673,477	6,064,013	6,555,222
Salaries, general and administrative expenses	4,399,924	3,076,799	12,458,945	8,264,916
Depreciation and amortization	1,147,452	737,011	3,093,123	1,975,160

	2,793,748	3,538,231	7,889,579	8,594,714
Equity in earnings of unconsolidated partnerships	49,646	48,631	126,984	125,850
Partnership distributions from cost based investments	137,873	111,240	330,796	271,743
Gain on sale of investment interest	1,160,916	—	3,725,691	—
Interest expense	(95,516)	(106,646)	(261,289)	(288,732)
Interest income	17,112	66,843	124,492	174,571

Income before minority interest and income taxes	4,063,779	3,658,299	11,936,253	8,878,146
Minority interest	(2,662,612)	(2,347,223)	(7,153,294)	(5,240,545)

Income before income taxes	1,401,167	1,311,076	4,782,959	3,637,601
Provision for income taxes	(574,101)	(542,387)	(1,960,636)	(1,527,793)

Net income	$827,066	$768,689	$2,822,323	$2,109,808

Basic and diluted income per common share:
Basic	$0.08	$0.07	$0.26	$0.20

Diluted	$0.08	$0.07	$0.25	$0.19

Weighted average common shares outstanding:
Basic	10,986,802	10,879,976	10,981,897	10,790,135

Diluted	10,990,526	11,226,825	11,259,646	11,111,914

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30
	2001	2000
Operating activities
Net income	$2,822,323	$2,109,808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,093,123	1,975,160
Provision for doubtful accounts	84,045	97,827
Deferred profit on medical device sales to related parties	168,067	31,918
Deferred profit on service contracts	(25,417)	—
Equity in earnings of unconsolidated partnerships, net of dividends	(6,695)	(125,850)
Minority interest in subsidiaries, net of distributions to minority interests	3,838,446	1,459,881
Changes in operating assets and liabilities, net of business acquired:
Trade accounts receivable	(5,629,514)	(3,468,635)
Due from related parties	12,086	(25,746)
Inventory	283,544	(1,149,156)
Vendor deposits	(416,803)	(461,274)
Prepaid expenses	(142,632)	(246,616)
Income tax receivable	894,763	—
Other assets	(162,829)	19,080
Trade accounts payable	(163,028)	198,282
Customer deposits	(590,723)	317,245
Warranty accrual	(210,864)	43,165
Income taxes payable	1,054,932	83,238
Accrued expenses and other liabilities	407,629	457,138

Net cash provided by operating activities	5,310,453	1,315,465

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended September 30
	2001	2000
Investing activities
Purchases of property and equipment, net of businesses acquired	(7,666,735)	(2,983,923)
Acquisition of businesses, net of cash acquired	(416,744)	(850,000)
Acquisition of partnership interests, net of distributions	98,190	(199,479)

Net cash used in investing activities	(7,985,289)	(4,033,402)
Financing activities
Purchase of treasury stock	(282,398)	—
Proceeds from issuance of common stock	92,000	789,169
Proceeds from issuance of long-term debt	1,239,478	2,107,617
Principal payments on long-term debt	(1,814,760)	(1,279,579)
Proceeds from issuance of short-term borrowings	11,818,194	6,160,577
Principal payments on short-term borrowings	(10,666,556)	(4,777,253)

Net cash provided by financing activities	385,958	3,000,531

Net increase (decrease) in cash and cash equivalents	(2,288,878)	282,594
Cash and cash equivalents at beginning of period	5,822,626	5,024,890

Cash and cash equivalents at end of period	$3,533,748	$5,307,484

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries
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

2. Description of Business

    HealthTronics was incorporated in the state of Georgia in 1995. The Company was founded for the purpose of providing state-of-the-art non-invasive treatment services for certain urologic and orthopaedic conditions. Physician partners are commonly involved in the entities providing these services.

    It is the Company's strategy to generate revenues from four sources: 1) fees for urologic and orthopaedic services provided to doctors, medical facilities and patients; 2) sales of medical devices including related accessories; 3) recurring revenues from licensing fees, sales of consumable products and maintenance of equipment; and 4) investment income generated from partnerships and joint ventures with physicians, surgery centers and hospitals that purchase equipment from the Company, as well as management fees from such entities.

    The Company has been providing kidney lithotripsy services with its LithoTron® lithotripter since 1997. The primary customers for the Company's lithotripsy services are hospitals and surgery centers; however the Company serves some facilities that bill third party payors directly for its services. To these facilities, the Company provides turnkey service, which includes use of the equipment, clinical technician and consumables.

    In 2000, the Company began providing orthopaedic treatments with its OssaTron®, the only FDA approved orthopaedic shock wave device. The OssaTron is currently being used for the treatment of heel spurs (plantar fasciitis). In almost all cases, the Company rents space in medical facilities to provide its orthopaedic treatment services, and the Company directly bills the third party payors. Based on the widespread use of orthopaedic shock wave treatment in Europe, the Company is very optimistic about the application of shock waves to treat a variety of musculoskeletal disorders in the United States.

    In addition to providing the above services, the Company occasionally sells urologic and orthopaedic medical devices and related post sale maintenance and consumables to independent third parties.

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

3. Business Acquisition

    On May 17, 2001, HealthTronics purchased all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. ("Heritage") and HSC of Gulf Coast, Inc. (collectively the "Corporations") for $565,000 in cash, pursuant to a Stock Purchase Agreement by HealthTronics and HEALTHSOUTH Corporation and Surgical Health Corporation. The acquisitions are given financial effect as of April 1, 2001. The Corporations own a 52.07% interest in and Heritage is the general partner of Gulf Coast Lithotripsy Associates, L.P. ("GCLA"). GCLA owns a 70% interest in and is the general partner of Lithotripsy Associates of Texas, Limited Partnership ("LAT").

    The table below represents pro forma financial information for the nine months ended September 30, 2001 and 2000 as if the Corporations had been acquired on January 1, 2001 and 2000, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

	HISTORICAL
			PRO FORMA ADJUSTMENTS	PRO FORMA COMBINED
	HEALTHTRONICS	CORPORATIONS
Net revenue	$29,505,660	$585,786	$0	$30,091,446
Income before income taxes	$4,782,959	122,023	(1,528)	4,903,454
Net income	$2,822,323	122,023	(66,148)	2,878,198

Basic income per common share	$0.26			$0.26

Diluted income per common share	$0.25			$0.26

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

	HISTORICAL
			PRO FORMA ADJUSTMENTS	PRO FORMA COMBINED
	HEALTHTRONICS	CORPORATIONS
Net revenue	$25,390,012	$3,110,202	$0	$28,500,214
Income before income taxes	$3,637,601	1,026,765	(5,425)	4,658,941
Net income	$2,109,808	1,026,765	(426,398)	2,710,175

Basic income per common share	$0.20			$0.25

Diluted income per common share	$0.19			$0.24

    These unaudited pro forma results of operations do not purport to represent what our actual results of operations would have been if the acquisition had occurred on January 1, 2001 and 2000, respectively, and should not serve as a forecast of our operating results for any future periods.

4. Inventory

    Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)
Medical devices and accessories	$2,199,308	$2,466,191
Consumables	219,540	236,201

	$2,418,848	$2,702,392

5. Gain on Sale of Investment Interest

    During the three months and the nine months ended September 30, 2001, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $1,160,916 and $3,725,691, respectively, representing the excess of the sales price over the Company's investment basis in the partnership interest.

6. Earnings Per Share Information

    The following table sets forth the computation of earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Numerator: Net income	$827,066	$768,689	$2,822,323	$2,109,808

Weighted average shares outstanding	10,986,802	10,879,976	10,981,897	10,790,135
Effect of dilutive securities:
Stock options	3,724	346,849	277,749	321,779

Denominator for diluted earnings per share	10,990,526	11,226,825	11,259,646	11,111,914
Basic earnings per share	$0.08	$0.07	$0.26	$0.20

Diluted earnings per share	$0.08	$0.07	$0.25	$0.19

7. Settlement of Lawsuit

    In May 2001, the Company settled a lawsuit which required the Company to pay attorney's fees related to the suit (approximately $86,000) and causes a reduction of revenue of either $450 or $300 per Orthotripsy treatment for the first 1,200 treatments at certain facilities. No amounts have been accrued in the accompanying financial statements for the per treatment fees relating to this settlement as the actual number of treatments that will be performed and timing of such treatments are not determinable at this time.

8. Subsequent Events

    From time to time, in the normal process of growing the Company, the Company engages in discussions with other entities regarding possible strategic acquisitions. The Company currently is engaged in such a negotiation for the possible acquisition of all the capital stock of an entity. Completion of this acquisition is subject to several conditions, including approval of the Stock Purchase Agreement and the Sale Motion and the completion of the Company's due diligence process. In conjunction with the proposed acquisition, in October 2001 the Company deposited $2,000,000 in escrow as required by a letter of intent. Under certain conditions, this amount is refundable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-QSB.

Results Of Consolidated Operations

General

    HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services. During the third quarter of 2001, 72% of the Company's revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® services. The Company, through its partnerships, provides services at 94 treatment locations. During this quarter, HealthTronics treated 5,471 patients, a 34% increase over the 4,082 treatments performed during the same period last year.

    The Company has continued to aggressively grow its core lithotripsy business. During the quarter, the number of lithotripsy procedures performed on lithotripters in which we have an equity or management interest increased 20% over the same period last year. We believe this growth trend will continue as the population ages, as more urologists become trained on new lithotripsy machines, and as patients learn of the efficacy of lithotripsy treatment.

    The Company has also introduced a new, innovative cryosurgical treatment for prostate cancer in some of its physician partnerships. We have already begun the process of training qualified urologists in the cryosurgical treatment, and we anticipate revenues to begin being generated from this treatment in the early part of 2002.

    HealthTronics placed six new OssaTron devices in the US market in the third quarter, bringing the total to 45 machines that have been placed to date. In addition, the Company announced in September that the American Medical Association CPT Code Committee issued a class 3 CPT code for extracorporeal shock wave treatment ("ESWT") of plantar fasciitis. This and other efforts in the reimbursement area are enabling HealthTronics to make continued progress in receiving payment from third party insurers for such treatments.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Net Revenue: Net revenue increased from $9,025,518 for the three months ended September 30, 2000 to $10,290,933 for the three months ended September 30, 2001, an increase of 14%. This increase is primarily attributable to the increase in clinical treatment revenue generated by the acquisition of Gulf Coast Lithotripsy and Lithotripsy Associates of Texas combined with the increase of clinical treatment procedures generated by orthopaedic and urologic partnerships over the third quarter of 2000.

    Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $1,673,477 for the three months ended September 30, 2000 to $1,949,809 for the three months ended September 30, 2001, an increase of 17%. This increase is mainly attributable to (1) service parts expense for Orthotripsy related business which had no associated costs in the same period last year and (2) increased consumable sales.

    Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $3,076,799 for the three months ended September 30, 2000 to $4,399,924 for the three months ended September 30, 2001, an increase of 43%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

    Depreciation and Amortization: Depreciation and amortization expenses increased from $737,011 for the three months ended September 30, 2000 to $1,147,452 for the three months ended September 30, 2001, an increase of 56%. This increase is attributable to the addition of orthopaedic equipment and corporate office equipment during the fourth quarter 2000 and first nine months of 2001.

    Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $48,631 for the three months ended September 30, 2000 to $49,646 for the three months ended September 30, 2001, an increase of 2%. This increase is primarily attributable to the timing of partnership distributions received from equity-based investments.

    Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $111,240 for the three months ended September 30, 2000 to $137,873 for the three months ended September 30, 2001, an increase of 24%. This increase is attributable to the timing of partnership distributions received from cost-based partnership investments.

    Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the three months ended September 30, 2000 to $1,160,916 for the three months ended September 30, 2001. This increase is due to gains recognized on the sale of Orthotripsy partnership interests during the third quarter of 2001.

    Interest Expense: Interest expense decreased from $106,646 for the three months ended September 30, 2000 to $95,516 for the three months ended September 30, 2001, a decrease of 10%. This decrease is attributable to the payoff of two term loans during the first nine months of 2001.

    Interest Income: Interest income decreased from $66,843 for the three months ended September 30, 2000 to $17,112 for the three months ended September 30, 2001, a decrease of 74%. This decrease is due to the reduction of excess cash balances available for investment during the quarter ended September 30, 2001.

    Minority Interest: Minority interest increased from $2,347,223 for the three months ended September 30, 2000 to $2,662,612 for the three months ended September 30, 2001, an increase of 13%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

    Provision for Income Taxes: Provision for income taxes increased from $542,387 for the three months ended September 30, 2000 to $574,101 for the three months ended September 30, 2001, an increase of 6%. The increase is attributable to the increase in taxable income over the third quarter of 2000.

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

    Net Revenue: Net revenue increased from $25,390,012 for the nine months ended September 30, 2000 to $29,505,660 for the nine months ended September 30, 2001, an increase of 16%. This increase is primarily attributable to the increase in clinical treatment procedures generated by orthopaedic partnerships over the comparable nine month period in 2000.

    Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables decreased from $6,555,222 for the nine months ended September 30, 2000 to $6,064,013 for the nine months ended September 30, 2001, a decrease of 7%. This decrease is mainly attributable to change in the nature of net revenue from primarily device sales in 2000 to clinical services revenues in 2001. Expenses related to clinical services revenues are included in salaries, general and administrative expenses.

    Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $8,264,916 for the nine months ended September 30, 2000 to $12,458,945 for the nine months ended September 30, 2001, an increase of 51%. This increase is primarily attributable to the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to Orthotripsy business.

    Depreciation and Amortization: Depreciation and amortization expenses increased from $1,975,160 for the nine months ended September 30, 2000 to $3,093,123 for the nine months ended September 30, 2001, an increase of 57%. This increase is attributable to the addition of orthopaedic equipment and corporate office equipment during the fourth quarter of 2000 and the first nine months of 2001.

    Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $125,850 for the nine months ended September 30, 2000 to $126,984 for the nine months ended September 30, 2001, an increase of 0.9%. This increase is attributable to the growth of the equity-based partnerships.

    Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $271,743 for the nine months ended September 30, 2000, to $330,796 for the nine months ended September 30, 2001, an increase of 22%. This increase is attributable to the growth in earnings of cost based partnerships over the first nine months of 2000.

    Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the nine months ended September 30, 2000 to $3,725,691 for the nine months ended September 30, 2001. This increase is due to gains recognized on the sale of Orthotripsy partnership interests during the first nine months of 2001.

    Interest Expense: Interest expense decreased from $288,732 for the nine months ended September 30, 2000 to $261,289 for the nine months ended September 30, 2001, a decrease of 10%. This decrease is attributable to the payoff of two term loans during the first nine months of 2001.

    Interest Income: Interest income decreased from $174,571 for the nine months ended September 30, 2000 to $124,492 for the nine months ended September 30, 2001, a decrease of 29%. This decrease is due to the reduction of excess cash balances available for investment during the third quarter of 2001.

    Minority Interest: Minority interest increased from $5,240,545 for the nine months ended September 30, 2000 to $7,153,294 for the nine months ended September 30, 2001, an increase of 36%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of the new and existing subsidiaries.

    Provision for Income Taxes: Provision for income taxes increased from $1,527,793 for the nine months ended September 30, 2000 to $1,960,636 for the nine months ended September 30, 2001, an increase of 28%. The increase is attributable to the increase in taxable income over the same period of 2000.

Liquidity and Capital Resources

    We have satisfied our working capital and capital spending needs by issuance of common stock, the use of short-term borrowings, long-term debt and cash flows from operations. The subsidiary partnership equipment financing has been provided by term bank debt secured by the related device and guarantees from the various partners, including HealthTronics Surgical Services. The Company maintains a line of credit of $5,000,000 at September 30, 2001. The line of credit matures on June 30, 2002. As of September 30, 2001, we have a balance of $1,747,752 outstanding under the line of credit.

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

Cautionary Statements

    Included in this report are forward-looking statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are inability to establish or maintain relationships with physicians and hospitals, health care regulatory developments that prevent certain transactions with healthcare professionals or facilities, inability of healthcare providers to obtain reimbursement for use of the Company's current or future products, competition or technological change that impacts the market for the Company's products, and difficulty in managing the Company's growth. Readers are cautioned that, in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None

  (b)
  Reports on Form 8-K

      One report on Form 8-K/A was filed by the Company with the SEC during the quarter ended September 30, 2001: (1) on August 3, 2001, the Company reported pro forma financial statements for its acquisition of the general partner interest in Gulf Coast Lithotripsy Associates, LP.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.
By:	/s/ Victoria W. Beck Victoria W. Beck Chief Accounting Officer
Date: November 9, 2001

QuickLinks

HEALTHTRONICS SURGICAL SERVICES, INC. INDEX TO FORM 10-QSB
  Item 1. Financial Statements
HealthTronics Surgical Services, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited)
HealthTronics Surgical Services, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
HealthTronics Surgical Services, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (continued) (Unaudited)
HealthTronics Surgical Services, Inc. and Subsidiaries Notes To Condensed Consolidated Financial Statements (Unaudited)
HealthTronics Surgical Services, Inc. and Subsidiaries Pro Forma Combined Condensed Statements of Income FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K