Form 10KSB
period 2001-12-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2002-04-01
CIK 1018871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for the most recent fiscal year.

$43,882,106

  As of February 11, 2002 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $100,531,355.

  State the number of shares outstanding of each of the issuer's classes of common stock.

  11,108,437 Shares of No Par Value Common Stock as of February 11, 2002

  Transitional Small Business Disclosure Format: YES ☐ NO ☒

  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2002 are incorporated by reference in Part III.

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

Part I

Item 1: Description of Business.

General

        HealthTronics Surgical Services, Inc. (may be referred to as, "HealthTronics", the "Company", "we", "us" or "our") is a Georgia corporation founded in 1995 for the purpose of providing state-of-the-art noninvasive treatment solutions for certain orthopaedic and urologic conditions. Through exclusive distribution agreements with HMT High Medical Technologies AG ("HMT"), the Company either forms operating partnerships with physicians or sells certain devices which are used to treat patients. These devices include the OssaTron® orthopaedic shock wave system, the LithoTron® kidney lithotripter and the LithoTron Ultra endourology workstation. In 2000, we also began to market the CystoTron™ urodiagnostic table. All of these devices have been approved by the Food and Drug Administration ("FDA") and are currently marketed throughout Europe. These products are currently manufactured by HMT of Switzerland and Philips Medical Systems of Germany.

        As part of its strategy, the Company provides Orthotripsy® extracorporeal shock wave therapy ("ESWT") and lithotripsy services to doctors, medical facilities and, increasingly, directly to patients. As a service provider, HealthTronics supplies the device, the technologist and the consumables required to perform lithotripsy or Orthotripsy ESWT treatment.

        Through the Company's acquisition of Litho Group, Inc. ("Litho Group") from Integrated Health Services, Inc. on December 11, 2001, the Company believes it provides more lithotripsy treatments on an annualized basis than any other provider in the United States. In addition, as the first mover in the fast growing Orthotripsy ESWT business, HealthTronics is currently the largest provider of this service. As of December 31, 2001, the Company had 100 lithotripsy devices and 48 OssaTron machines in operation throughout 40 states.

        The Company had 261 employees as of December 31, 2001, and management believes relations with the employees are good.

The Orthopaedic Market

  The OssaTron®

        The OssaTron is an extracorporeal (non-invasive) medical device, which uses high energy shock waves to treat chronic musculoskeletal injuries. Orthotripsy ESWT, the Company's name for this procedure, is the process by which shock waves are transmitted into the site of a chronic musculoskeletal injury. Most chronic injuries are characterized by scar and inflammatory tissue. When shock waves are applied to these tissues, controlled microscopic injuries are created within the already damaged tissues. Clinical studies by the Company and data currently available in Europe show that the resulting microscopic injuries stimulate the formation and growth of new blood vessels into the area. These new blood vessels bring with them bone-healing and tissue-healing cells which stimulate the healing process. The result is a physiologic repair of the musculoskeletal problem. The benefits to the patient are less associated pain, fewer complications, faster recovery and lower costs.

        HealthTronics' OssaTron device has been used successfully in Europe since 1995 to treat a variety of orthopaedic disorders such as plantar fasciitis (heel pain), lateral epicondylitis (tennis elbow), Achilles tendonitis, patellar tendonitis, avascular necrosis, shoulder calcification and nonunion fractures. On October 12, 2000, the FDA granted a Class III pre-market approval ("PMA") for marketing of the OssaTron for the treatment of plantar fasciitis.

  Market Overview

        HealthTronics is the first company to market orthopaedic shock wave technology in North America. Our OssaTron orthopaedic shock wave device was approved by the FDA on October 12, 2000 for the treatment of plantar fasciitis (commonly known as heel spurs or heel pain syndrome). There is no verifiable data on the number of cases of plantar fasciitis, but we estimate that about six and a half million new patients each year are afflicted with this condition. HealthTronics believes that up to 10% of these patients could be candidates for Orthotripsy ESWT with the OssaTron rather than undergo invasive surgery as a treatment.

        HealthTronics believes the OssaTron can be used to treat a variety of additional orthopaedic disorders. Other soft tissue indications for the OssaTron include lateral epicondylitis (also known as tennis elbow, for which we have completed an FDA study), Achilles tendonitis, patellar tendonitis and shoulder tendonitis. Although the Company is still compiling verifiable incidence data for these indications, we estimate that between three and four million people annually suffer from these conditions. The Company recently submitted a pre-market approval application to the FDA for the treatment of lateral epicondylitis. Future studies include the treatment of Achilles tendonitis, patellar tendonitis and shoulder tendonitis. The OssaTron has also exhibited the potential to stimulate healing of nonunion fractures and other pathologic conditions of the bone.

        Our preferred marketing strategy is to place OssaTron devices into limited partnerships of which HT Orthotripsy Management Company, LLC, a wholly owned subsidiary of the Company, is the general partner. The Company capitalizes each partnership with an OssaTron and, at times, a truck and cash. We then negotiate with hospitals and surgery centers to provide Orthotripsy ESWT services within their facilities. We pay the hospital or surgery center a fee for access to their facility. The Company then bills the third party payors for the facility fee and the technical fee. A percentage of the limited partnership interest may be sold to physicians or other partners. Our goal with this arrangement is to generate recurring revenue for the Company for as long as the device is operational.

  Competition

        On January 29, 2002, Dornier Medical Systems received FDA approval for an orthopaedic shock wave device for the treatment of plantar fasciitis. The Company does not know what Dornier's strategy is for marketing its device, however we anticipate that this product will compete against the OssaTron orthopaedic shock wave device for the treatment of heel pain. We believe that Siemens GmbH is also in the process of conducting clinical studies with an orthopaedic shock wave device for the treatment of chronic orthopaedic injuries.

The Urology Market

  LithoTron® Lithotripter

        HealthTronics' primary urology product is the LithoTron lithotripter. The LithoTron was developed by HMT of Switzerland. Since 1996, HealthTronics has had the exclusive right to market this device in the United States, Canada, and Mexico.

        A lithotripter breaks kidney and ureter stones into pieces small enough to be passed from the body through the normal flow of urine. The LithoTron does this by sending precisely focused, high-energy shock waves through the body to the kidney and ureter stones, pulverizing the stones into sandlike granules, which can be eliminated from the body normally.

        HealthTronics received FDA approval for the LithoTron on July 21, 1997, after completion of a four-site Investigational Device Exemption (IDE) study. Since that time, we believe HealthTronics has become one of the leading providers of new lithotripsy equipment in North America.

        One of the reasons for the overwhelming popularity of the LithoTron is its effectiveness. Our studies show that the LithoTron has one of the highest success rates (86.1%) and one of the lowest retreatment rates (4.1%) of any lithotripter on the market. In addition, the LithoTron is very safe for patients, easy for physicians and technologists to operate, and cost effective for healthcare facilities. These factors have also helped to make the LithoTron one of the top-selling lithotripters in North America.

        The LithoTron is small, modular and easy to move. Most LithoTrons are shared by several hospitals and surgery centers and are transported among them in small trucks. This high degree of mobility enables a LithoTron to serve multiple facilities. We estimate that approximately 50,000 patients were treated on LithoTron lithotripters in 2001.

  LithoTron Ultra Endourology Device

        The LithoTron Ultra endourology workstation was developed jointly by HMT of Switzerland and Philips Medical Systems of Germany. HealthTronics has the exclusive right to market this product in the United States, Canada and Mexico. We received supplemental approval from the FDA to begin marketing the device in 1999.

        The LithoTron Ultra was designed for fixed site installation at hospitals and large surgery centers. To date, five of the largest lithotripsy centers in North America have installed the LithoTron Ultra. This device not only has the ability to disintegrate kidney stones in the same manner as the LithoTron but also has significant diagnostic capabilities. This multifunctional device can be used to perform a variety of urologic examinations, procedures and treatments.

        Among its many features, the LithoTron Ultra has a state of the art x-ray system, which produces better images than conventional x-ray techniques. In addition to its superb imaging, the x-ray system significantly reduces the amount of radiation exposure experienced by patients and medical staff. In some cases, radiation exposure can be decreased by as much as 95%.

  CystoTron™

        The CystoTron diagnostic urology table was developed by Philips Medical Systems of Germany. HealthTronics has the exclusive right to sell this device in the United States, Canada and Mexico, and began marketing this device in 2000. The CystoTron can be used to perform various urologic examinations, procedures and treatments. Like all of HealthTronics' products, the CystoTron provides comfort and safety for patients and physicians. The CystoTron is versatile, easy to operate and has the same state of the art x-ray system as the LithoTron Ultra.

Market Overview

        It is estimated by healthcare providers that approximately 600,000 patients per year are diagnosed with kidney stones in the United States. Of these, about 250,000 will be treated with lithotripsy, a non-surgical therapy for the disintegration of kidney stones that was developed in Germany in the late 1970's and early 1980's. At the end of 2001, it is estimated that approximately 550 to 600 lithotripter systems were in operation in the United States. These lithotripters either were installed in hospitals or outpatient centers or were operating as mobile/transportable devices. The majority of these lithotripsy devices were distributed by companies other than HealthTronics.

        At the end of 2001, there were approximately 100 HealthTronics urology devices operating in North America.

  Marketing Strategy

        The kidney lithotripsy market is extremely competitive and, therefore, we have a multifaceted marketing strategy. Our primary focus is the creation of lithotripsy partnerships with urologists. Within these partnerships we may be the manager, general partner or minority partner. These partnerships generally either act as a vendor of lithotripsy services to hospitals and surgery centers on a per patient charge basis.

        The Company also leases equipment to hospitals and doctors with whom we have no affiliation. Additionally, we sell equipment directly to non-affiliates.

  Competition

        Our competitors in the field of kidney lithotripsy include companies such as Dornier Medical Systems, Siemens GmbH, Medstone International, Inc., Storz Medical Systems, Prime Medical Services, Inc. and American Kidney Stone Management. All of these companies have been operating in the kidney lithotripsy business longer than HealthTronics.

Technology Services

        HealthTronics formed its own Technology Services Division ("HTSD") in 1999. Since that time, HTSD has been providing installation, maintenance, service and technical support for our products. The service provided includes warranty work on new equipment as well as post-warranty service. Post-warranty service is provided on either a contractual or a time and materials basis.

        All HTSD service engineers meet the stringent certification prerequisites of the manufacturer HMT and HealthTronics. Their certification aids in compliance with all Good Manufacturing Practice ("GMP") requirements of HMT. Annual re-certification of our engineers ensures they have the most current knowledge of our products and that all service performed meets the manufacturer's conditions for GMP.

        Through the acquisition of Litho Group, the Company also acquired ServiceTrends, Inc. ServiceTrends provides service, maintenance, installation and technical support for many of Litho Group's devices as well as for additional machines that are not related to the Company. We will continue to operate ServiceTrends and will continue services to all parties, related and non-related, for the foreseeable future.

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

We are entirely dependent on HMT to manufacture certain products we distribute. If HMT ceased operations we might not find a suitable alternative manufacturer.

        Our main products are manufactured by HMT, a privately held company that is not required to publish any financial information. If HMT experiences financial, manufacturing or development difficulties or if there are adverse developments in our relationship with HMT, we may be required to find an alternative manufacturer or to manufacture our products on our own. We may not be able to find an alternative source to develop or manufacture our products on a timely basis or on terms acceptable to us. We do not own or operate any manufacturing facilities.

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

The failure to integrate Litho Group, Inc. and its subsidiary partnerships successfully may result in the Company not achieving the anticipated benefits of the merger.

        In integrating Litho Group, the Company will face challenges in consolidating functions, integrating its organizations, procedures, and operations in a timely and efficient manner and retaining key personnel. These challenges will result principally because Litho Group, Inc.:

  •
  maintains partnerships in geographic locations outside of our current locations;

  •
  conducts business through partnerships using retail reimbursement billing that increases collection risk;

  •
  has some partnerships that use older lithotripters that, while still functioning adequately, may need to be replaced thereby increasing costs;

  •
  has different management policies and financial software which will need to be converted to the Company's standards; and

  •
  has some different employment and compensation arrangements for its employees.

        As a result, the integration will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company's revenues, level of expenses and operating results.

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

        Our success depends greatly on our ability to attract and retain qualified management and technical personnel, as well as to retain the principal members of our existing management staff. Our Chairman, Dr. Argil Wheelock, is a urologist whose management ability and relationships with our physician partners are extremely important to the Company. The loss of services of any of these persons could adversely affect the commercialization of our current products and our ability to develop and commercialize future products. There is intense competition for qualified staff, and we cannot assure that we will be able to attract and retain the necessary qualified staff to develop our business. If we fail to attract and retain key management staff, or if we lose any of our current management team, our business, financial condition and operating results could be materially harmed.

We have incurred a significant amount of indebtedness.

        The Company has incurred debt to finance the acquisition of Litho Group, Inc. In order to comply with the debt covenants, the Company must use a significant portion of its ongoing income to meet scheduled payment terms. At December 31, 2001, we had debt outstanding of approximately $53,000,000 and shareholders' equity of $21,900,000. The Company may continue to borrow funds to finance acquisitions as well as for other purposes.

        Such a large amount of debt could have negative consequences for us, including without limitation:

  •
  restricting our ability to obtain financing in the future;

  •
  making a substantial portion of our cash flow dedicated to interest and principal obligations and unavailable for other purposes;

  •
  limiting our flexibility to deal with changing economic, business and competitive conditions; and

  •
  making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions.

        The failure to comply with the covenants in the agreement governing the terms of our indebtedness could be an event of default and could accelerate the payment obligations. Certain covenants also limit our ability to take certain actions without lender approval.

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

Item 3: Legal Proceedings.

        The Company is periodically involved as a plaintiff or defendant in various legal actions, in the ordinary course of its business. Management believes that those claims in which the Company is a defendant are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial condition.

Item 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2001.

Part II

Item 5: Market for Common Equity and Related Shareholder Matters.

        We began trading on the Nasdaq Stock Market on November 16, 1999 under the symbol HTRN. The following table sets forth the high and low sales price for our Common Stock for the quarters indicated as reported.

Fiscal Year ended December 31, 2000	High	Low
First Quarter	$20.94	$8.31
Second Quarter	$19.81	$11.38
Third Quarter	$21.00	$12.25
Fourth Quarter	$15.25	$5.00
Fiscal Year ended December 31, 2001	High	Low
First Quarter	$13.75	$6.19
Second Quarter	$11.35	$6.63
Third Quarter	$10.25	$4.45
Fourth Quarter	$9.55	$5.30

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

        At March 25, 2002, there were approximately 236 shareholders of record.

        We have not paid dividends on common stock since our inception in December 1995. Our Board of Directors does not anticipate that any cash dividends will be paid in the foreseeable future.

Item 6: Management's Discussion and Analysis or Plan of Operation.

Overview

        HealthTronics Surgical Services, Inc. was incorporated in the State of Georgia in December 1995 to address market opportunities in the fields of urology and orthopaedics. We commenced operations in May 1996. In July 1997, we received FDA approval to market the LithoTron and began selling LithoTron devices, consumables and services. The Company also began forming partnerships with physicians to treat patients with the LithoTron.

        On October 12, 2000, we received FDA approval to market the OssaTron for treatment of plantar fasciitis. We have completed our OssaTron FDA clinical trial for the treatment of lateral epicondylitis (commonly known as tennis elbow). We are establishing test sites for OssaTron FDA clinical trials for additional applications.

        In 1996, HMT granted us the right to purchase the manufacturing rights to the LithoTron and OssaTron medical devices. We also operate under the terms of a distribution agreement with HMT that grants us the exclusive right to make, use, sell and lease the LithoTron and OssaTron and related parts in the United States, Canada and Mexico. Both products are also being used outside North America.

        With each FDA approval, it is our intent to generate revenues from three sources: 1) sales of medical devices including related accessories; 2) recurring revenues from leasing, licensing fees, sales of consumable products and maintenance of equipment; and 3) investment income generated from partnerships and joint ventures with physicians, dealerships and hospitals that purchase equipment from us, as well as management fees from those entities.

        HealthTronics is the sole shareholder of Litho Management, Inc. which has a 1% general partner interest and a 39.6% limited partnership interest in U.S. Lithotripsy ("USL"), a Texas limited partnership. USL is the sole general partner in several separate partnerships with equity interests ranging from 10% to 99% (the "second tier partnerships"), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies. As sole general partner, USL consolidates the second tier partnerships.

        In December 2001, we purchased 100% of the outstanding stock of Litho Group, Inc. ("LGI"). LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from 30% to 100%, operating primarily in the northern, eastern and southern United States. As sole general partner, LGI consolidates the second and third tier partnerships.

        We are also general partner or managing partner in various separate lithotripsy partnerships, which it consolidates.

        In October 2000, with the FDA approval of the OssaTron we began establishing Orthotripsy partnerships for the purpose of purchasing, owning and operating OssaTron devices. We contributed certain assets and capital to partnerships and offered the equity interests to third parties. As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, we consolidate the second tier Orthotripsy partnerships. We have equity interests in these partnerships ranging from 14% to 100%.

        In 2001, we began sustained efforts to train physicians on the use of the OssaTron for the treatment of plantar fasciitis and also placed 45 OssaTrons into the U.S. market. The Company performed approximately 2,700 treatments on these devices.

        Management expects to continue the growth of our Orthotripsy business which could include the placement of additional machines in the U.S. market. We also plan to integrate the acquisition of Litho Group into our existing operations and continue to focus on increasing patient treatments throughout our lithotripsy business.

        The accompanying consolidated financial statements include the accounts of each of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 5 to the financial statements for discussion of minority interests.

Results of Consolidated Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Revenue:    Net revenue increased from $33,846,015 for the year ended December 31, 2000 to $43,882,106 for the year ended December 31, 2001, an increase of 30%. This increase is attributable to the increase in treatment revenues generated by lithotripsy partnerships acquired in 2001 combined with an increase in the number of clinical procedures generated by orthopaedic and urology partnerships over 2000.

        Cost of Devices, Service Parts and Consumables:    Cost of devices, service parts and consumables decreased from $9,127,915 for the year ended December 31, 2000 to $8,685,833 for the year ended December 31, 2001, a decrease of 5%. This decrease is mainly attributable to a change in the nature of net revenue from primarily device sales in 2000 to clinical services revenues in 2001. Expenses related to clinical services revenues are included in salaries, general and administrative expenses.

        Salaries, General and Administrative Expenses:    Salaries, general and administrative expenses increased from $11,508,604 for the year ended December 31, 2000 to $19,094,994 for the year ended December 31, 2001, an increase of 66%. This increase is primarily attributable to the 2001 lithotripsy partnership acquisitions as well as the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to the Orthotripsy business.

        Depreciation and Amortization:    Depreciation and amortization increased from $2,839,000 for the year ended December 31, 2000 to $4,395,956 for the year ended December 31, 2001, an increase of 55%. This increase is attributable to the 2001 addition of orthopaedic equipment and corporate office equipment.

        Equity in Earnings of Unconsolidated Partnerships:    Equity in earnings of unconsolidated partnerships increased from $164,516 for the year ended December 31, 2000 to $194,141 for the year ended December 31, 2001, an increase of 18%. This increase is attributable to the growth of the equity-based partnerships.

        Partnership Distributions from Cost Based Investments:    Partnership distributions from cost based investments increased from $387,997 for the year ended December 31, 2000 to $488,923 for the year ended December 31, 2001, an increase of 26%. This increase is attributable to the growth in earnings of cost-based partnerships over 2000.

        Gain on Sale of Investment Interest:    Gain on sale of investment interest increased from $739,851 for the year ended December 31, 2000 to $3,396,860 for the year ended December 31, 2001, an increase of 359%. This increase is due to gains recognized in 2001 on the sale of Orthotripsy partnership interests over 2000.

        Interest Expense:    Interest expense increased from $378,523 for the year ended December 31, 2000 to $509,052 for the year ended December 31, 2001, an increase of 34%. This increase is primarily attributable to the addition of debt to finance the fourth quarter acquisition of Litho Group, Inc.

        Interest Income:    Interest income decreased from $235,355 for the year ended December 31, 2000 to $173,634 for the year ended December 31, 2001, a decrease of 26%. This decrease is due to the reduction of excess cash balances available for investment during 2001.

        Minority Interest:    Minority interest increased from $7,038,613 for the year ended December 31, 2000 to $10,230,481 for the year ended December 31, 2001, an increase of 45%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of new and existing subsidiaries.

        Provision for Income Taxes:    Provision for income taxes increased from $1,860,221 for the year ended December 31, 2000 to $2,086,791 for the year ended December 31, 2001, an increase of 12%. The increase is attributable to the increase in taxable income over the prior year.

Critical Accounting Policies

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

        Revenue is recognized upon delivery at the customer's destination for sales of medical devices to unaffiliated entities. For miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company.

        During 2001 and 2000, we sold medical devices to certain limited partnerships and limited liability corporations in which we have a minority interest and have guaranteed a portion of the long-term obligations related to the purchase of the medical devices. We have accounted for these minority interests using the equity or cost basis methods of accounting (depending upon our ability to exercise significant influence over the operating and financial policies of the investment partnership). A pro-rata portion of the profit, $43,400 and $7,673, was deferred on sales of the medical devices to these entities for the years ended December 31, 2001 and 2000, respectively.

        Net revenue includes treatment fees for medical devices used in the clinical setting. Treatment revenue is primarily "wholesale" or "retail." Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retail revenue is recorded when we bill third party payors for medical facility and technical fees at the time services are rendered. These third party billings may or may not be contractual. Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reporting during the period final settlements are made.

        Revenue generated from service contracts is recognized ratably over the life of the related contract.

        An allowance for doubtful accounts is established for accounts estimated to be uncollectible. This is adjusted periodically based upon management's evaluation of current economic conditions, historical collection experience, and other relevant factors which, in management's opinion, deserve recognition in estimating the allowance.

        During 2001 and 2000, we formed wholly owned limited partnerships in which we are the general partner and then contribute an OssaTron into the partnership. We may sell interests in these partnerships to physicians or other investors. We generally recognize gain on the interest sold at the time the subscription agreement is signed. Included in other receivables on the accompanying December 31, 2001 balance sheets is $2,576,500 relating to sales of partnership interests. The gain on the sale of four partnership interests has been deferred in the accompanying 2001 financial statements due to extended payment terms of one year.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled.

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets (see Note 10 to the financial statements).

Related Party Transactions

        Transactions between related parties occur in the normal course of business. We provide services and products to our subsidiaries; our subsidiaries provide services and products to other subsidiaries. We eliminate transactions with our consolidated subsidiaries and appropriately disclose other significant related party transactions.

Recently Issued Accounting Standards

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), which is effective for all business combinations completed after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. We have adopted this accounting standard relating to the acquisition of Litho Group, Inc. (see Note 4).

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. We will adopt SFAS 142 effective January 1, 2002; however, the transition provisions of this statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001. In accordance with these transition provisions, we did not amortize the goodwill acquired through the acquisition of Litho Group, Inc. on December 11, 2001 (see Note 4).

Liquidity and Capital Resources

        We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities. In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility. At December 31, 2001, we had $46,400,000 outstanding under the credit facility and additional debt primarily at the subsidiary level. Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment. Cash and cash equivalents increased from $5,822,626 at December 31, 2000 to $9,905,210 at December 31, 2001.

        Net cash provided by operating activities for 2001 was $5,771,646 compared to $4,026,592 for 2000. This increase was primarily the result of increased earnings before depreciation and amortization and minority interest. Net cash used in investing activities was $47,292,353 in 2001 compared to $5,703,336 in 2000. The increase in 2001 was due primarily to the purchase of businesses and increased capital expenditures. Net cash provided by financing activities aggregated $45,603,291 in 2001 and $2,474,480 in 2000 and consisted primarily of proceeds from short-term borrowings and long-term debt offset by principal payments on short-term borrowings and long-term debt.

        Our capital expenditures aggregated $8,546,417 in 2001. We used those primarily for the purchase of OssaTrons and related equipment. We currently estimate that our capital expenditures will aggregate approximately $8,000,000 to $10,000,000 in 2002 and these will be used to purchase additional medical devices for partnerships. We believe that our financial position would support higher levels of capital expenditures, if justified by opportunities to increase revenue, decrease recurring costs, and continuously review new investment opportunities. Accordingly, it is possible that our capital expenditures in 2002 could be higher than anticipated. We plan to use our cash generated from operations and borrowings generated from the revolving credit facility to fund these expenditures.

        We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2002.

        We have a commitment to purchase certain machinery from HMT which expires in August 2002, but which we may renew at our discretion. Based upon current market prices, this commitment is approximately $7,000,000 in 2002. This and other significant contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$11,400,000	$11,400,000	$—	$—	$—
Long-Term Debt	40,336,767	4,883,801	12,244,749	23,153,083	55,134
Capital Lease Obligations	1,586,122	481,269	741,580	363,273	—
Operating Leases	7,126,832	1,181,344	1,988,461	1,848,576	2,108,451
Purchase Obligations	7,000,000	7,000,000	—	—	—

Total Contractual Cash Obligations	$67,449,721	$24,946,414	$14,974,790	$25,364,932	$2,163,585

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

Item 7: Financial Statements.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Financial Statements
Years ended December 31, 2001 and 2000
with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
HealthTronics Surgical Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of HealthTronics Surgical Services, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics Surgical Services, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of that Statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001.

                      /s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 8, 2002

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$9,905,210	$5,822,626
Trade accounts receivable, less allowance for doubtful accounts of $1,455,158 and $701,134 at December 31, 2001 and 2000, respectively	16,414,397	5,158,775
Other receivables	3,203,349	—
Income taxes receivable	—	894,763
Inventory	4,720,013	2,702,392
Due from affiliated equity partnerships	—	210,157
Prepaid expenses and other current assets	618,523	651,714
Deferred income taxes	—	278,967

Total current assets	34,861,492	15,719,394
Property and equipment, at cost:
Land	349,300	—
Building and leasehold improvements	752,763	—
Medical devices placed in service	22,741,182	13,123,439
Office equipment, furniture and fixtures	1,485,390	539,735
Vehicles and accessories	3,575,055	1,723,679

	28,903,690	15,386,853
Less accumulated depreciation	(8,084,541)	(4,742,163)

Net property and equipment	20,819,149	10,644,690
Partnership investments	520,981	473,757
Goodwill (net of accumulated amortization of $860,156 and $586,793 at December 31, 2001 and 2000, respectively)	43,041,811	3,422,490
Patent license (net of accumulated amortization of $64,986 and $54,990 at December 31, 2001 and 2000, respectively)	35,014	45,010
Other assets	2,290,344	127,477

Total assets	$101,568,791	$30,432,818

Liabilities and shareholders' equity
Current liabilities:
Trade accounts payable	$3,297,398	$1,235,435
Customer deposits	121,600	760,779
Income taxes payable	526,342	—
Other accrued expenses	3,799,110	1,128,741
Deferred profit on service contracts and sales of partnership interests	1,065,127	25,417
Short-term borrowings	11,400,000	596,114
Current portion of capital lease obligations	481,269	—
Current portion of long-term debt	4,883,801	1,521,164

Total current liabilities	25,574,647	5,267,650
Deferred profit on medical device sales to related parties subject to debt guarantees	411,267	251,867
Capital lease obligations, less current portion	1,104,853	—
Long-term debt, less current portion	35,452,966	1,967,859
Minority interest	14,770,327	3,945,355
Deferred income taxes	—	664,193
Other liabilities	2,379,030	151,627

Total liabilities	79,693,090	12,248,551
Shareholders' equity:
Common stock - no par value, voting:
Authorized - 30,000,000 shares at December 31, 2001 and 2000; Issued - 11,103,737 and 10,971,585 shares at December 31, 2001 and 2000, respectively; Outstanding - 11,050,737 and 10,971,585 at December 31, 2001 and 2000, respectively	14,303,581	13,744,704
Retained earnings	7,572,120	4,439,563

	21,875,701	18,184,267

Total liabilities and shareholders' equity	$101,568,791	$30,432,818

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2001	2000
Net revenue	$43,882,106	$33,846,015
Cost of devices, service parts and consumables	8,685,833	9,127,915
Salaries, general and administrative expenses	19,094,994	11,508,604
Depreciation and amortization	4,395,956	2,839,000

	11,705,323	10,370,496
Equity in earnings of unconsolidated partnerships	194,141	164,516
Partnership distributions from cost basis investments	488,923	387,997
Gain on sale of investment interest	3,396,860	739,851
Interest expense	(509,052)	(378,523)
Interest income	173,634	235,355

Income before minority interest and income taxes	15,449,829	11,519,692
Minority interest	(10,230,481)	(7,038,613)

Income before income taxes	5,219,348	4,481,079
Provision for income taxes	2,086,791	1,860,221

Net income	$3,132,557	$2,620,858

Basic and diluted net income per common share:
Basic	$0.29	$0.24

Diluted	$0.28	$0.24

Weighted average common shares outstanding:
Basic	10,981,129	10,826,228

Diluted	11,122,696	11,098,480

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock
	Number of Shares	Amount	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2000	10,716,271	$12,309,181	$1,818,705	$14,127,886
Common stock issued on exercise of stock options	252,634	1,396,625	—	1,396,625
Common stock issued to consultants	2,680	38,898	—	38,898
Net income	—	—	2,620,858	2,620,858

Balance at December 31, 2000	10,971,585	13,744,704	4,439,563	18,184,267
Common stock issued on exercise of stock options	27,500	161,103	—	161,103
Common stock issued to employees	104,652	675,006	—	675,006
Repurchase of treasury stock	(53,000)	(277,232)	—	(277,232)
Net income	—	—	3,132,557	3,132,557

Balance at December 31, 2001	11,050,737	$14,303,581	$7,572,120	$21,875,701

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000
Operating activities
Net income	$3,132,557	$2,620,858
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,395,956	2,621,743
Provision for doubtful accounts	491,274	571,897
Deferred income taxes	(385,226)	748,000
Deferred profit	1,083,864	(57,065)
Equity in earnings of unconsolidated partnerships, net of dividends	17,050	(46,805)
Minority interest in subsidiaries, net of distributions to minority interests	3,758,608	1,721,268
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(3,698,129)	(1,303,699)
Other receivables	(3,203,349)	—
Other assets	(1,214,015)	(87,012)
Income taxes receivable	894,763	(894,763)
Inventory	(1,363,115)	(1,506,649)
Due from affiliated equity partnerships	210,157	(47,634)
Prepaid expenses and other current assets	1,397,780	199,073
Trade accounts payable	(32,861)	104,293
Customer deposits	(639,179)	(142,573)
Income taxes payable	526,342	(141,652)
Other accrued expenses	(363,867)	(484,315)
Other liabilities	1,108,742	151,627

Net cash provided by operating activities	6,117,352	4,026,592
Investing activities
Purchases of property and equipment, net of businesses acquired	(8,546,417)	(4,744,534)
Dispositions of property and equipment	743,545	—
Acquisition of partnership interest, net of distributions	(64,274)	(108,802)
Acquisition of businesses, net of cash acquired	(39,770,913)	(850,000)

Net cash used in investing activities	(48,638,059)	(5,703,336)
Financing activities
Proceeds from issuance of common stock	836,109	1,435,523
Purchase of treasury stock	(277,232)	—
Proceeds from issuance of long-term debt	36,502,608	2,138,751
Principal payments on long-term debt and capital leases	(2,262,160)	(1,695,908)
Proceeds from short-term borrowings	25,066,374	8,106,128
Principal payments on short-term borrowings	(14,262,408)	(7,510,014)

Net cash provided by financing activities	45,603,291	2,474,480

Net increase in cash and cash equivalents	4,082,584	797,736
Cash and cash equivalents at beginning of year	5,822,626	5,024,890

Cash and cash equivalents at end of year	$9,905,210	$5,822,626

Supplemental disclosures of cash flow information
Cash paid for interest	$372,746	$378,523

Cash paid for income taxes	$1,286,468	$1,116,750

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001

1. Description of the Business and Basis of Presentation

        HealthTronics Surgical Services, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of obtaining approval (Pre-Market Approval—"PMA") from the Food & Drug Administration ("FDA") for certain products manufactured by HMT High Medical Technologies AG ("HMT"), a Swiss corporation, in particular, certain medical devices utilizing shock wave therapies, known as the LithoTron and the OssaTron. Both products are being used outside the United States and Canada. During 1997, the Company received FDA approval to market the LithoTron. On October 12, 2000, the Company received FDA approval to market the OssaTron for treatment of plantar fasciitis. The Company is currently establishing additional test sites for OssaTron FDA clinical trials for additional applications.

        In 1996, HMT granted to the Company the right to purchase the manufacturing rights to the LithoTron and OssaTron medical devices. The Company also operates under the terms of a distribution agreement with HMT that grants the Company the exclusive right to make, use, sell and lease the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.

        With each FDA approval, it is the Company's intent to generate revenues from three sources: 1) sales of medical devices including related accessories; 2) recurring revenues from leasing, licensing fees, sales of consumable products and maintenance of equipment; and 3) investment income generated from partnerships and joint ventures with physicians, dealerships and hospitals that purchase equipment from the Company, as well as management fees from such entities. The Company also generates gains from sales of partnership interests.

        HealthTronics is the sole shareholder of Litho Management, Inc. with a 1% general partner interest and a 39.6% limited partnership interest in U.S. Lithotripsy ("USL"), a Texas limited partnership. USL is the sole general partner in several separate partnerships with equity interests ranging from 10% to 99% (the "second-tier partnerships"), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies. As sole general partner, USL consolidates the second tier partnerships.

        In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. ("LGI") for $42,500,000 in cash. Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from 30% to 100%, operating primarily in the northern, eastern and southern United States. As sole general partner, LGI consolidates the second and third tier partnerships. The Company is continuing to evaluate the allocation of its purchase price for certain assets and liabilities acquired.

        The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates.

        In October 2000, with the FDA approval of the OssaTron the Company began establishing Orthotripsy partnerships for the purpose of purchasing, owning and operating OssaTron devices. HealthTronics contributed certain capital to partnerships and offered equity interests to third parties. As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, the Company maintains control and, therefore, consolidates the second tier Orthotripsy partnerships. The Company has equity interests in these partnerships ranging from 14% to 100%.

        The accompanying consolidated financial statements include the accounts of each of the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 5 for discussion of minority interests.

        The Company has no items that are considered to be elements of other comprehensive income and therefore net income is equal to comprehensive income.

2. Summary of Significant Accounting Policies

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Reclassifications

        Certain prior year balances have been reclassified to conform to the 2001 presentation.

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

        For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer's destination; for miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company.

        During 2001 and 2000, the Company sold medical devices to certain limited partnerships and limited liability corporations in which the Company has a minority interest and has guaranteed a portion of the long-term obligations related to the purchase of the medical devices. The Company has accounted for these minority interests using the equity or cost basis methods of accounting (depending upon the Company's ability to exercise significant influence over the operating and financial policies of the investment partnership) and deferred a pro-rata portion of the profit, $43,400 and $7,673 on sales of the medical devices to these entities for the years ended December 31, 2001 and 2000, respectively.

        Net revenue includes treatment fees for medical devices used in the clinical setting. Treatment revenue is primarily "wholesale" or "retail." Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retain revenue is recorded when the Company bills third party payors for medical facility and technical fees at the time services are rendered. These third party billings may or may not be contractual. Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made.

        Revenue generated from service contracts is recognized ratably over the life of the related contract.

        An allowance for doubtful accounts is established for accounts receivable estimated to be uncollectible and is adjusted periodically based upon management's evaluation of current economic conditions, historical collection experience, and other relevant factors which, in the opinion of management, deserve recognition in estimating such allowance.

        During 2001 and 2000, the Company formed wholly owned limited partnerships in which it is the general partner and then contributes an OssaTron into the partnership. The Company may sell interests in these partnerships to physicians or other investors. The Company generally recognizes a gain on the interest sold at the time the subscription agreement is consummated and payment is due. Included in other receivables on the accompanying December 31, 2001 balance sheets is $2,576,500 relating to sales of partnership interests. The gain on the sale of four partnership interests totaling $646,000 has been deferred in the accompanying 2001 financial statements due to extended payment terms of one year.

Inventory

        Inventory is carried at the lower of cost (first-in, first-out) or market and consists of medical devices, spare parts and consumables.

Partnership Investments

        During 2001 and 2000, the Company made a number of investments in various general and limited partnerships. The majority of these investments are consolidated (see Note 5) based upon the Company's ability to exercise control. The remaining investments totaling $520,981 and $473,757 at December 31, 2001 and 2000, respectively, were recorded using the cost or equity method of accounting, depending upon the Company's ability to exercise significant influence over the operating and financial policies of the partnership.

Patent License

        The original cost of a patent license is being amortized on a straight-line basis over a period of ten years, which approximates the life of the patent.

Property and Equipment

        Property and equipment is stated at cost. Depreciation (which includes amortization of assets under capital leases) is computed based on the straight-line method over three to seven years based on the estimated useful lives of the related equipment or over the term of the related lease or over 39 years for buildings.

Warranty Accrual

        The Company accrues service and parts warranty expense on the sale of each medical device sold with a warranty. This amount is reflected in other current liabilities in the accompanying consolidated financial statements.

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

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

        The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. The deferred tax asset arose as a result of the acquisition of Litho Group. In recording the purchase of LGI, the Company has not yet completed its analysis of the recoverability of this asset. As a result, the Company has established a full valuation allowance against its deferred tax assets. Any change as a result of further analysis of the valuation allowance tax position of the Company would be offset against goodwill (see Note 10).

Stock Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") for option grants to employees. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the employee stock option grants.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material.

Related Party Transactions

        Transactions between related parties and between different subsidiaries of the Company occur in the normal course of business. The Company eliminates transactions with its consolidated subsidiaries and appropriately discloses significant related party transactions.

Concentrations of Credit Risk

        The Company sells its products primarily in the United States, Canada and Mexico. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Accounts receivable are generally receivable from medical facilities, insurance companies or patients.

Fair Value of Financial Instruments

        The Company's financial instruments are comprised principally of cash and cash equivalents, trade accounts receivable, amounts due from affiliated partnerships, trade accounts payable, customer deposits, short-term borrowings and long-term debt. The carrying amounts of these financial instruments approximate their fair values.

Goodwill

        Goodwill represents the excess of cost over the fair value of net tangible assets and identifiable intangible assets acquired and is amortized using the straight-line method over fifteen years. The Company periodically evaluates the recoverability of non-current tangible and intangible assets. As discussed in Note 4 to the financial statements, the goodwill generated in the acquisition of LGI has not been amortized, in accordance with the transition provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Basic and Diluted Income Per Common Share

        The Company's per share amounts for all periods have been presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic and diluted net income per share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options, warrants and convertible debentures) are excluded from the computation of diluted net income per share if the effect would be antidilutive.

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives, and hedging activities and supersedes several existing standards. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 effective January 1, 2001, did not have a material impact on the Company's financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), which is effective for all business combinations completed after June 30, 2001. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The Company has adopted this accounting standard relating to the acquisition of LGI (see Note 4).

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. The Company will adopt SFAS 142 effective January 1, 2002; however, the transition provisions of this statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001. In accordance with these transition provisions, the Company did not amortize the goodwill acquired through the acquisition of LGI on December 11, 2001 (see Note 4).

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Companies are required to adopt SFAS 144 in their fiscal year beginning after December 15, 2001. SFAS 144 changes the criteria that would have to be met to classify an asset as held-for-sale, revises the rules regarding reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses were incurred. The Company does not expect there to be a material impact on its financial position, results of operations, or cash flows, as a result of adopting this accounting standard.

Segment Reporting

        The Company operates in one reportable segment, as defined in Statement of Financial Accounting Standards No. 131, Disclosures about the Segments of an Enterprise and Related Information. Substantially all of the Company's assets, revenues and income are derived from this segment.

3. Inventory

        Inventory consists of the following at December 31:

	2001	2000
Medical devices / other equipment	$3,618,346	$2,466,191
Spare parts	622,741	—
Consumables	478,926	236,201

	$4,720,013	$2,702,392

4. Business Acquisitions and Dispositions

Litho Group, Inc.

        On December 11, 2001, the Company purchased all of the issued and outstanding capital stock of Litho Group, Inc. ("LGI") for $42,500,000 in cash, pursuant to a Stock Purchase Agreement with Integrated Health Services, Inc. The results of LGI's operations have been included in the consolidated financial statements since that date. The Company also assumed certain assets and certain liabilities of LGI, which includes debt that is secured by equipment in operating partnerships and funded from the operating cash flows generated by the partnerships. The purchase was a result of the Company's bid which was approved by the United States Bankruptcy Court.

        The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by LGI. The Company financed the acquisition through a $50,000,000 senior credit facility. The Company intends to sell up to 50% of its interest in the operating partnerships of LGI to physician limited partners. The proceeds of the sale of this ownership interest will be used to reduce debt used in financing the acquisition.

4. Business Acquisitions and Dispositions (Continued)

Litho Group, Inc. (Continued)

        In connection with this acquisition, the Company paid fees totaling $450,000 to a company owned by a Board member of the Company. The Company pays $10,000 per month to this related party for ongoing consulting services.

        The following table summarizes the estimated fair value of LGI's assets acquired and liabilities assumed at the date of acquisition. The total estimated purchase price of the acquisition has been allocated on a preliminary basis to assets and liabilities based on management's estimate of their fair values. These allocations are subject to change pending the completion of the final analysis of the total purchase price and fair values of the assets acquired and liabilities assumed. The impact of any of these changes could be material.

At November 30, 2001

Current assets	$13,945,652
Property and equipment	6,150,953
Goodwill (not deductible for income tax purposes)	40,301,739
Other noncurrent assets	1,977,513

Total assets acquired	62,375,857
Current liabilities	8,975,909
Long term debt	2,660,176
Minority interest	7,121,111
Other noncurrent liabilities	1,118,661

Total liabilities assumed	19,875,857

Net assets acquired	$42,500,000

        See Note 10 for discussion of deferred tax assets acquired.

Litho Group, Inc. (Continued)

        The table below represents pro forma financial information for the years ended December 31, 2001 and 2000 as if LGI had been acquired on January 1, 2000.

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2001
(UNAUDITED)

	Historical
	HealthTronics	Litho Group, Inc.	Pro Forma Adjustments		Pro Forma Combined
Net revenues	$43,882,106	$50,420,333	$—		$94,302,439
Income before income taxes	5,219,348	1,663,444	10,274,000	(1)	17,156,792
Net income	$3,132,557	$1,602,333	$5,440,111		$10,175,001

Basic net income per common share	$0.29				$0.93

Diluted net income per common share	$0.28				$0.91

(1)
Adjustments to (a) reduce amortization expense due to the elimination of Litho Group goodwill ($2,589,889); (b) reduce interest expense due to the elimination of Litho Group's loan payable to parent which was not assumed by HealthTronics ($9,999,000); and (c) record additional interest expense related to the debt incurred for the acquisition ($2,314,889).

FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)

	Historical
			Pro Forma Adjustments		Pro Forma Combined
	HealthTronics	Litho Group, Inc.
Net revenues	$33,846,015	$57,573,000	$—		$91,419,015
Income before income taxes	4,481,079	1,823,000	11,111,000	(1)	17,415,079
Net income	$2,620,858	$1,773,000	$5,881,000		$10,274,858

Basic net income per common share	$0.24				$0.95

Diluted net income per common share	$0.24				$0.93

(1)
Adjustment to (a) reduce amortization expense due to the elimination of Litho Group goodwill ($2,727,000); (b) reduce interest expense due to the elimination of Litho Group's loan payable to parent which was not assumed by HealthTronics ($10,908,000); and (c) record additional interest expense related to debt incurred for the acquisition ($2,524,000).

Heritage Medical Services of Texas, Inc. and HSC of Gulf Coast, Inc.

        On May 17, 2001, HealthTronics purchased all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. ("Heritage") and HSC of Gulf Coast, Inc. (collectively the "Corporations") for $565,000 in cash, pursuant to a Stock Purchase Agreement with HEALTHSOUTH Corporation and Surgical Health Corporation. The acquisitions are given financial effect as of April 1, 2001. The Corporations own a 52.07% interest in and Heritage is the general partner of Gulf Coast Lithotripsy Associates, L.P. ("GCLA"). GCLA owns a 70% interest in and is the general partner of Lithotripsy Associates of Texas, Limited Partnership.

        The table below represents pro forma financial information for the years ended December 31, 2001 and 2000 as if the Corporations had been acquired on January 1, 2001 and 2000, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2001
(UNAUDITED)

	Historical
			Pro Forma Adjustments	Pro Forma Combined
	HealthTronics	Corporations
Net revenues	$43,882,106	$585,786	$—	$44,467,892
Net income before income taxes	5,219,348	122,023	(1,528)	5,339,843
Net income	$3,132,557	$122,023	$(66,148)	$3,188,432

Basic income per common share	$0.29			$0.29

Diluted income per common share	$0.28			$0.29

FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)

	Historical
			Pro Forma Adjustments	Pro Forma Combined
	HealthTronics	Corporations
Net revenues	$33,846,015	$4,146,936	$0	$37,992,951
Net income before income taxes	4,481,079	1,369,020	(7,232)	5,842,867
Net income	$2,620,858	$1,369,020	$(568,530)	$3,421,348

Basic income per common share	$0.24			$0.32

Diluted income per common share	$0.24			$0.31

        The total estimated purchase price of the acquisition has been allocated on a preliminary basis to assets and liabilities based on management's estimate of their fair values. These allocations are subject to change pending the completion of the final analysis of the total purchase price and fair values of the assets acquired and liabilities assumed. The impact of any of these changes could be material.

Health Horizons (E.S.W.L.), L.P.

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

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)

	Historical
	HealthTronics	Health Horizons (E.S.W.L.), L.P.	Pro Forma Adjustments	Pro Forma Combined
Net revenues	$33,846,015	$235,272	$—	$34,081,287
Net income before income taxes	4,481,079	78,318	(4,185)	4,555,212
Net income	$2,620,858	$78,318	$(36,436)	$2,662,740

Basic income per common share	$0.24			$0.25

Diluted income per common share	$0.24			$0.24

        The above acquisitions were accounted for using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The financial results of the acquisitions have been included in the consolidated financial statements of the Company from the date of acquisition.

5. Partnership Investments

        As discussed in Note 1, the Company is the sole general partner of certain lithotripsy and Orthotripsy entities which maintain the sole general partnership interest in second and third tier partnerships. Based upon the Company's ability to exercise control over the operating and financial policies of these entities and the second and third tier partnerships, the Company has consolidated the financial position and results of operations of the individual entities subsequent to the dates of acquisition.

        The Company maintains investments in certain other limited partnerships and limited liability corporations in which the Company has a minority interest as a limited partner. The Company has accounted for these minority interests using the equity or cost basis method of accounting depending upon the Company's ability to exercise significant influence over the operating and financial policies of the partnership.

        During 2001 and 2000, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $3,396,860 and $739,851, respectively, representing the excess of the sales price over the Company's investment basis in the partnerships. The Company has a deferred gain of $646,000 related to certain sales of partnership interests during 2001 due to extended payment terms of one year.

6. Related Party Transactions

        During the years ended December 31, 2001 and 2000, the Company recorded sales of medical devices to certain partnerships accounted for on the cost or equity basis of accounting. The partnerships obtained third party financing, payable generally over five years or less, to satisfy their obligations to the Company under these sales. The Company, as a minority partner, has guaranteed its proportionate interest in the related partnership debt based upon the Company's ownership percentage in the partnership. As a result, the Company has deferred approximately $411,267 and $251,867 of gross profit related to these sales for the years ended December 31, 2001 and 2000, respectively.

        Several of the Company's major shareholders are also officers of the Company's supplier, HMT. Other shareholders of the Company are also limited partners in USL and the second tier partnerships.

        Trade accounts payable due to the Company's supplier, HMT, totaled $422,000 and $220,000 as of December 31, 2001 and 2000, respectively. During 2001 and 2000, the Company made payments totaling $9,119,276 and $9,762,153, respectively, to HMT for purchases of medical devices, related parts and consumables.

        The Company sold interests in certain Orthotripsy partnerships totaling $2,600,000 to an entity of which a shareholder and Board member is a minority shareholder and recognized a gain of $1,500,000 in the year ended December 31, 2001. In addition, the Company acquired from this same entity certain machines totaling $1,300,000. The Company believes such transactions were carried out at arm's length.

        A subsidiary of the Company provides management and administrative services and leases equipment and facilities to a professional corporation owned through a common group of individual members. Because of the nature of this relationship, the amounts charged may have been different had the parties not been related. Total fees charged to this affiliate for all the services provided was $1,262,048 for the period from December 11, 2001 (date of acquisition of the subsidiary) through December 31, 2001. Total accounts receivable for these services are $1,262,048.

        The Company has notes receivable from a related party totaling $1,326,458 relating to the purchase of partnership interest in a Litho Group affiliate.

7. Short-Term Borrowings

        The Company obtained bank financing to fund the $42,500,000 acquisition of LGI. The funding consists of a $35,000,000 5-year term loan (see Note 8) and a $15,000,000 line of credit. The

$15,000,000 line of credit, which is renewable every 90 days and matures on December 11, 2006, is secured with the term loan by certain accounts receivables, inventory and equipment and bears interest at the stated bank rate (4.78% at December 31, 2001). As of December 31, 2001 $11,400,000 is outstanding under the line of credit.

8. Long-Term Debt

        Long-term debt consists of the following at December 31:

	2001	2000
Term note payable to bank; bearing interest at the stated bank rate (4.78% at December 31, 2001); payable in quarterly installments ranging from $1,250,000 to $2,812,500 beginning September 2002 through December 2006	$35,000,000	$—
Notes payable to various institutional lenders; bearing interest at 5.25% to 12%; payable in monthly installments of principal and interest ranging from $791 to $16,250; due at various dates through 2004	3,235,968	3,417,140
Term notes payable; bearing interest at 6% to 10.5%; payable in monthly and quarterly installments of principal and interest ranging from $2,498 to $24,414; due at various dates through 2007	1,765,033	71,883
Mortgage payable to bank; interest at 9.5%; payable in monthly installments of principal and interest of $5,083 through 2007, secured by land and buildings	335,766	—

	40,336,767	3,489,023
Less amounts due within one year	4,883,801	1,521,164

	$35,452,966	$1,967,859

        Future maturities of long-term debt at December 31, 2001 are as follows:

Fiscal Year
2002	$4,883,801
2003	6,605,045
2004	5,639,704
2005	11,635,305
2006	11,517,778
Thereafter	55,134

$40,336,767

9. Capital Leases

        During the year ended December 31, 2001, the Company entered into various capital lease agreements to finance equipment. The capital leases bear interest ranging from 8.46% to 19.84% per annum and have terms ranging from 12 to 60 months. The related equipment secures the capital leases.

        Future minimum lease payments under capital leases at December 31, 2001 are as follows:

Fiscal Year
2002	$543,676
2003	388,671
2004	428,099
2005	317,711
2006	82,394

$1,760,551
Less: imputed interest	(174,429)

Present value of minimum capital lease payments	1,586,122
Less: current portion of obligations under capital leases	(481,269)

Long-term obligations under capital lease, net of current portion	$1,104,853

        Assets under capital leases at December 31, 2001 are as follows:

Medical devices placed in service	$630,209
Vehicles and accessories	96,985

727,194
Accumulated amortization	(389,438)

$337,756

10. Income Taxes

        A reconciliation of the provision for income taxes to the federal statutory rate of 34% for 2001 and 2000 is:

	2001	2000
Statutory federal income tax expense	$5,252,942	$3,910,301
State income taxes, net of federal benefit	611,813	455,435
Other	105,527	159,203
Minority interest	(3,883,491)	(2,664,718)

	$2,086,791	$1,860,221

        Minority interest is not subject to income tax because the minority interest is attributable to entities all of which are partnerships and, as such, are not subject to income tax.

        Income tax expense consists of the following:

	2001	2000
Current federal	$2,101,214	$945,388
Current state	370,803	166,833

Total current	2,472,017	1,112,221
Deferred federal	(327,442)	635,800
Deferred state	(57,784)	112,200

Total deferred	(385,226)	748,000

Total tax expense	$2,086,791	$1,860,221

        Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2001	2000
Deferred tax assets:
Deferred revenue	$567,158	$262,254
Accrued liabilities and other	581,872	229,623
Bad debt allowance	990,557	57,365
Net operating loss carryforwards	9,082,242	—
Built in losses	36,273,580	—

	47,495,409	549,242
Deferred tax liabilities:
Property and equipment	(780,894)	(511,573)
Net partnership income	(817,371)	(418,796)
Other	(31,330)	(4,099)

	(1,629,595)	(934,468)

	45,865,814	(385,226)

Valuation allowance	(45,865,814)	—

Net deferred tax asset (liability)	$—	$(385,226)

        A valuation allowance has been provided because realization of the deferred tax assets is uncertain. The acquisition of the stock of LGI resulted in the addition of deferred tax asset of $45,355,000. A valuation allowance has been established against this asset. The Company has not completed its evaluation of this asset in connection with its evaluation of assets acquired (see Note 4).

        The Company has net operating loss carryforwards available to offset future taxable income of approximately $23,926,000 at December 31, 2001. The Company also has $96,079,000 of built-in losses. These net operating losses and built-in losses were acquired through the purchase of Litho Group and will be reflected as a reduction of goodwill when utilized. These net operating loss carryforwards expire at various dates through 2021. Previous changes in ownership, as defined by section 382 of the Internal

Revenue Code, have limited the amount of net operating loss carryforwards and built-in losses the Company can utilize in any one year.

        The Company has realized a tax benefit relating to the exercise of nonqualified employee stock options of $61,020 and $996,118 during the years ended December 31, 2001 and 2000, respectively.

11. Employee Benefit Plan

        The Company sponsors six defined contribution 401(k) plans for all eligible employees. The plans cover all employees who meet the eligibility requirements of the plans. The total expense charged to the Company's operations relating to these plans was approximately $200,000 and $150,000 for the years ended December 31, 2001 and 2000, respectively.

12. Earnings Per Share

        Basic and diluted income per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options) are excluded from the computation of diluted income per share if the effect would be antidilutive.

        The following table sets forth the computation of earnings per share:

	Year Ended December 31
	2001	2000
Numerator: Net income	$3,132,557	$2,620,858

Effect of dilutive securities:
Weighted average shares outstanding	10,981,129	10,826,228
Stock options	141,567	272,252

Denominator for diluted earnings per share	11,122,696	11,098,480

Basic earnings per share	$0.29	$0.24

Diluted earnings per share	$0.28	$0.24

13. Shareholders' Equity

        During the year ended December 31, 2000, the Company issued 2,680 shares to consultants for services rendered. The per share prices at time of issuance ranged from $5.00 per share to $21.00 per share. The Company recognized expenses of $38,898 on issuance of shares for consulting services.

        The Company issued 104,652 shares as incentives to employees during the year ended December 31, 2001. The per share price at the time of issuance was $6.45 per share. The Company recognized expenses of $675,006 on issuance of these shares.

        Stock warrants for 100,000 shares of common stock with an exercise price of $9.90 per share of common stock were issued to the placement agent for services rendered during the Company's initial public offering. The warrants are exercisable as of May 2000 and have an estimated life of five years.

14. Stock Options

        Under the HealthTronics Surgical Services, Inc. Stock Option Plan, 2,300,000 and 1,800,000 options to purchase the Company's common stock have been approved as of December 31, 2001 and 2000, respectively.

        A summary of stock option activity under the HealthTronics Surgical Services, Inc. Stock Option Plan follows:

	Shares	Price Range	Weighted Average Price
Outstanding at January 1, 2000	607,006	$1.00 – 8.50	$4.52
Granted	380,250	6.50 – 15.44	11.84
Exercised	(252,634)	1.00 – 6.00	1.46
Canceled	(51,000)	6.00 – 14.875	9.74

Outstanding at December 31, 2000	683,662	$1.00 – 15.44	8.69
Granted	890,000	5.50 – 11.00	6.95
Exercised	(27,500)	1.00 – 10.50	4.02
Canceled	(37,250)	3.00 – 14.75	7.75

Outstanding at December 31, 2001	1,508,872	$1.00 – 15.44	$7.71

        The following table summarizes information concerning outstanding and exercisable options under the HealthTronics Surgical Services, Inc. Stock Option Plan.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
1.00 – 3.00	103,200	2.99	$2.74	103,200	$2.78
5.00 – 6.50	659,422	9.40	6.40	234,264	6.24
6.55 – 10.50	519,250	8.10	9.12	352,669	9.38
10.57 – 15.44	227,000	8.45	12.13	71,339	12.18

	1,508,872			761,472

        For the Company, pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 4.47% and 6.06%, expected life of the option of three to ten years, and no dividend yield. The weighted-average fair value of options granted under the HealthTronics Surgical Services, Inc. Stock Option Plan was $5.16 and $9.01 for 2001 and 2000, respectively. Had the employee option grants been accounted for under the fair value method of FAS 123, net income would be $845,746 ($0.08 per share—basic and diluted) and $1,472,946 ($0.14 per share—basic, $0.13 per share—diluted) for the years ended December 31, 2001 and 2000, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

15. Operating Leases

        The Company leases certain of its office facilities under operating leases. Certain of the Company's office facilities are rented on a month-to-month basis. Rent expense for 2001 and 2000 was $196,458 and $140,575, respectively.

        Aggregate future minimum lease payments under operating lease agreements for terms greater than one year as of December 31, 2001 are as follows:

Fiscal Year
2002	$1,181,344
2003	1,063,392
2004	925,069
2005	915,092
2006	933,484
Thereafter	2,108,451

$7,126,832

16. Commitments and Contingencies

        In connection with the original distributorship agreements between the Company and HMT, the Company committed to purchase ten OssaTron orthopaedic shock wave and twelve LithoTron lithotripter units per year over the life of the agreement which expires in July 2002, but which the Company may renew at its discretion. Aggregate funding needed for this commitment is approximately $7,000,000 per year based upon current market prices.

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

17. Quarterly Financial Data (unaudited)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (in thousands except per share amounts).

        Year ended December 31, 2001

	Three months ended
Quarters ended	March 31	June 30 As reported	June 30 As adjusted	Sept. 30	Dec. 31
Net revenues	$10,158	$9,057	$9,057	$10,291	$14,376
Cost of devices, service parts and consumables	2,815	2,542	2,542	1,950	2,621
Net income	$943	$1,052	$671	$827	$691

Basic and diluted earnings per share:
Basic	$0.09	$0.10	$0.06	$0.08	$0.06
Diluted	$0.08	$0.09	$0.06	$0.08	$0.06

        Year ended December 31, 2000

	Three months ended
Quarters ended
	March 31	June 30	Sept. 30	Dec. 31
Net revenues	$7,624	$8,740	$9,026	$8,456
Cost of devices, service parts and consumables	2,671	2,211	1,673	2,573
Net income	$507	$834	$769	$511

Basic and diluted earnings per share:
Basic	$0.05	$0.08	$0.07	$0.05
Diluted	$0.05	$0.08	$0.07	$0.05

        In connection with its year end closing, the Company recorded an adjustment relating to the deferral of gain on sale of partnership interests which affected the previously reported quarterly financial results for the second quarter of 2001. The results for the quarter ended June 30, 2001 reflect this adjustment. Certain quarterly amounts were reclassified to conform to year-end presentation.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Part III

Item 9:  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Information about the directors of the Company is in "Election of Directors—Information Concerning the Nominees and the Incumbent Directors" of the Company's 2002 Proxy Statement and is incorporated into this report by reference. Information about the executive officers of the Company is in "Executive Officers of the Company" of the Company's 2002 Proxy Statement and is incorporated into this report by reference. Information about compliance with Section 16(a) of the Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons owning more than 10% of the Company's common stock, and their affiliates who are required to comply with such reporting requirements, is in "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2002 Proxy Statement, and is incorporated into this report by reference.

Item 10: Executive Compensation:

        Information about director compensation is in "Election of Directors—Compensation of Directors" of the Company's 2002 Proxy Statement, and information about executive compensation is in "Executive Compensation" in the Company's 2002 Proxy Statement, all of which is incorporated into this report by reference.

Item 11: Security Ownership of Certain Beneficial Owners and Management.

        Information about ownership of the Company's common stock by certain persons is in "General Information about Voting—Principal Shareholders" and "Election of Directors—Security Ownership of Directors and Officers" of the Company's 2002 Proxy Statement, all of which is incorporated into this report by reference.

Item 12: Certain Relationships and Related Transactions.

        Information about certain transactions is in "Certain Relationships and Related Transactions" of the Company's 2002 Proxy Statement, all of which is incorporated into this report by reference.

Item 13: Exhibits, List and Reports on Form 8-K.

(a)
Exhibits

Exhibit No.	Description
3.1	Amended Articles of Incorporation of HealthTronics, Inc.
3.2	Restated Bylaws of HealthTronics, Inc.
9.1	HMT Group Stock Voting Agreement, incorporated by reference to Exhibit 9.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.1	Entity Interest Agreement between HealthTronics, Inc. and USL, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.2
Distributorship Agreement between HealthTronics, Inc. and USL and amendments thereto, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3
Patent License Agreement dated June 3, 1995 between OssaTronics, Inc. and HMT High Medical Technologies GmbH along with amendments thereto, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3 (a)	Patent Purchase Agreement between VISSH Voennomedicinsky Institute and HMT, incorporated by reference to Exhibit 10.4 (a) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3 (b)
U.S. Patent Number 4,979,501 for a method and an apparatus for medical treatment of the pathological state of bones, incorporated by reference to Exhibit 10.4 (b) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3 (c)
Provisional Patent Application for the use of acoustic shock waves in the treatment of medical, dental and veterinary conditions, incorporated by reference to Exhibit 10.4 (c) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3 (d)
U.S. Patent Number 5,595,178 for a system and an apparatus for treatment of degenerative bone, incorporated by reference to Exhibit 10.4 (d) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3 (e)	Second Amendment to Patent License Agreement, incorporated by reference to Exhibit 10.4 (e) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
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
10.7	Manufacturing Agreement dated June 20, 1996 between HealthTronics and HMT, incorporated by reference to Exhibit 10.8 of Form SB-2 (Reg. No. 333-66977)
10.8	Employment Agreement with Ms. Beck, incorporated by reference to Exhibit 10.11 of Form SB-2 (Reg. No. 333-66977)
10.9	Employment Agreement with Dr. Wheelock
10.10	Employment Agreement with Mr. Brown
10.11	Employment Agreement with Mr. McGahan
10.12	Credit Agreement between HealthTronics Surgical Services, Inc. and Bank of America, N.A.
21.1	Subsidiaries
23.1	Consent of Independent Auditors

99.1	Letter from FDA dated 7/21/97 approving the PMA for the LithoTron(R) Lithotripsy System, subject to certain conditions, incorporated by reference to Exhibit 99.1 of Form SB-2 (Reg. No. 333-66977)
99.2	Letter from FDA dated 10/12/00 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave System, subject to certain conditions
(b)
Reports on Form 8-K.

        Two reports on Form 8-K were filed by the Company with the SEC during the quarter ended December 31, 2001: (1) on October 17, 2001, the Company reported its schedule for the third quarter earnings release and reported an acquisition in negotiations and (2) on December 26, 2001, the Company reported its acquisition of Litho Group, Inc.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.
By:	/s/ ARGIL J. WHEELOCK Argil J. Wheelock Chief Executive Officer

Dated: April 1, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

Signature	Title

/s/ ARGIL J. WHEELOCK Argil J. Wheelock	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ ROY S. BROWN Roy S. Brown	President, Chief Operating Officer and Director
/s/ MARTIN J. MCGAHAN Martin J. McGahan	Chief Financial Officer (Principal Financial Officer)
/s/ VICTORIA W. BECK Victoria W. Beck	Chief Accounting Officer (Principal Accounting Officer)
/s/ JAMES R. ANDREWS James R. Andrews	Director
/s/ JON BURKE Jon Burke	Director
/s/ SCOTT COCHRAN Scott Cochran	Director
Russ Maddox	Director
/s/ MICHAEL D. MARTIN Michael D. Martin	Director

QuickLinks

Part I
  Item 1: Description of Business.
  Item 2: Description of Property.
  Item 3: Legal Proceedings.
  Item 4: Submission of Matters to a Vote of Security Holders.
Part II
  Item 5: Market for Common Equity and Related Shareholder Matters.
  Item 6: Management's Discussion and Analysis or Plan of Operation.
  Item 7: Financial Statements.
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Financial Statements Years ended December 31, 2001 and 2000 with Report of Independent Auditors
Contents
Report of Independent Auditors
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Balance Sheets
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Statements of Income
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Statements of Cash Flows
HealthTronics Surgical Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2001
HealthTronics Surgical Services, Inc. and Subsidiaries Pro Forma Combined Condensed Statements of Income FOR THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)
HealthTronics Surgical Services, Inc. and Subsidiaries Pro Forma Combined Condensed Statements of Income FOR THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)
HealthTronics Surgical Services, Inc. and Subsidiaries Pro Forma Combined Condensed Statements of Income FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)
  Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Part III
  Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Item 10: Executive Compensation
  Item 11: Security Ownership of Certain Beneficial Owners and Management.
  Item 12: Certain Relationships and Related Transactions.
  Item 13: Exhibits, List and Reports on Form 8-K.
Signatures