Form 10-Q
period 2002-03-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2002-05-15
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2002

or

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

11,142,437 Shares of No Par Value Common Stock as of April 30, 2002

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.             Financial Information

Item 1.            Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$11,262,663	$9,905,210
Trade accounts receivable, less allowance for doubtful accounts of $1,372,019 and $1,455,158 at March 31, 2002 and December 31, 2001, respectively	16,362,317	16,414,397
Other receivables	2,178,576	3,203,349
Inventory	4,939,990	4,720,013
Prepaid expenses and other current assets	1,102,098	618,523
Total current assets	35,845,644	34,861,492

Property and equipment, at cost:
Land	349,300	349,300
Building and leasehold improvements	824,299	752,763
Medical devices placed in service	23,964,602	22,741,182
Office equipment, furniture and fixtures	1,738,383	1,485,390
Vehicles and accessories	3,557,841	3,575,055
	30,434,425	28,903,690
Less accumulated depreciation	(9,440,613)	(8,084,541)
Net property and equipment	20,993,812	20,819,149

Partnership investments	687,603	520,981
Goodwill	43,290,647	43,041,811
Patent license (net of accumulated amortization of $67,485 and $64,986 at March 31, 2002 and December 31, 2001, respectively)	32,515	35,014
Other assets	2,364,870	2,290,344
Total assets	$103,215,091	$101,568,791

March 31, 2002

December 31, 2001

(Unaudited)

Liabilities and shareholders’ equity

Current liabilities:

Trade accounts payable

$

4,786,773

$

3,297,398

Customer deposits

156,600

121,600

Income taxes payable

960,243

526,342

Other accrued expenses

3,212,599

3,799,110

Deferred profit on service contracts and sales of partnership interests

1,005,364

1,065,127

Short-term borrowings

10,000,000

11,400,000

Current portion of capital lease obligations

481,269

481,269

Current portion of long-term debt

4,980,801

4,883,801

Total current liabilities

25,583,649

25,574,647

Deferred profit on medical device sales to related parties subject to debt guarantees

295,267

411,267

Capital lease obligations, less current portion

1,141,209

1,104,853

Long-term debt, less current portion

35,027,010

35,452,966

Minority interest

15,405,145

14,770,327

Other liabilities

2,139,564

2,379,030

Total liabilities

79,591,844

79,693,090

Shareholders’ equity:

Common stock – no par value, voting:

Authorized – 30,000,000 shares at March 31, 2002 and December 31, 2001

Issued – 11,111,437 and 11,103,737 shares at March 31, 2002 and December 31, 2001, respectively; Outstanding – 11,057,437 and 11,050,737 shares at March 31, 2002 and December 31, 2001, respectively

14,353,568

14,303,581

Accumulated other comprehensive income

159,644

—

Retained earnings

9,110,035

7,572,120

Total shareholders’ equity

23,623,247

21,875,701

Total liabilities and shareholders’ equity

$

103,215,091

$

101,568,791

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2002	2001

Net revenue	$21,049,700	$10,157,998

Cost of devices, service parts and consumables	3,041,217	2,814,783
Salaries, general and administrative expenses	9,030,342	3,978,426
Depreciation and amortization	1,540,738	937,681
	7,437,403	2,427,108
Equity in earnings of unconsolidated partnerships	54,950	47,713
Partnership distributions from cost based investments	143,522	114,281
Gain on sale of investment interest	—	1,009,613
Gain on sale of property and equipment	157,126	—
Interest expense	(743,730)	(100,924)
Interest income	45,188	74,870
Income before minority interest and income taxes	7,094,459	3,572,661
Minority interest	(4,532,044)	(1,974,217)
Income before income taxes	2,562,415	1,598,444
Provision for income taxes	1,024,500	655,362
Net income	$1,537,915	$943,082
Basic and diluted income per common share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.08
Weighted average common shares outstanding:
Basic	11,054,163	10,973,181
Diluted	11,367,834	11,197,003

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2002	2001

Operating activities
Net income	$1,537,915	$943,082
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	159,644	—
Depreciation and amortization	1,540,738	937,681
Amortization of loan costs	70,504	—
Provision for doubtful accounts	(83,139)	(1,832)
Deferred profit on medical device sales to related parties	—	55,692
Deferred profit on service contracts	(175,763)	(25,417)
Equity in earnings of unconsolidated partnerships, net of dividends	(22,222)	(2,554)
Minority interest in subsidiaries, net of distributions to minority interests	634,818	885,040
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	135,219	(1,287,174)
Other receivables	1,024,773	74,293
Inventory	(219,977)	693,571
Prepaid expenses and other assets	(628,605)	41,843
Trade accounts payable	1,489,375	1,174,528
Customer deposits	35,000	(651,088)
Income taxes payable	433,901	655,363
Accrued expenses	(825,977)	342,008
Net cash provided by operating activities	5,106,204	3,835,036

	Three months ended March 31,
	2002	2001

Investing activities
Purchases of property and equipment, net of businesses acquired	(1,784,744)	(2,857,345)
Disposition of property and equipment	71,936	—
Acquisition of partnership interest, net of distributions	(144,494)	98,605
Acquisition of businesses, net of cash acquired	(248,836)	—
Net cash used in investing activities	(2,106,138)	(2,758,740)

Financing activities
Proceeds from issuance of common stock	49,987	11,100
Proceeds from issuance of long-term debt	320,909	466,666
Principal payments on long-term debt and capital leases	(613,509)	(475,934)
Proceeds from issuance of short-term borrowings	—	4,898,527
Principal payments on short-term borrowings	(1,400,000)	(5,494,641)
Net cash used in financing activities	(1,642,613)	(594,282)

Net increase in cash and cash equivalents	1,357,453	482,014
Cash and cash equivalents at beginning of period	9,905,210	5,822,626
Cash and cash equivalents at end of period	$11,262,663	$6,304,640

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

In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented.  The information presented in these financial statements was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

It is the Company’s strategy to generate revenues from four sources: 1) fees for urologic and orthopaedic services provided to doctors, medical facilities and patients; 2) sales of medical devices including related accessories; 3) revenues from sales of consumable products and maintenance of equipment; and 4) management fees from partnerships and joint ventures.

The Company has been providing kidney lithotripsy services with the LithoTron® lithotripter since 1997.  The primary customers for the Company’s lithotripsy services are hospitals and surgery centers; however the Company serves some facilities that bill third-party payors directly for its services.  To these facilities, the Company provides turnkey service, which includes use of the equipment, clinical technician and consumables.

In 2001, the Company began providing orthopaedic treatments with the OssaTron®, the first FDA-approved orthopaedic shock wave device.  The OssaTron is currently being used for the treatment of heel spurs (plantar fasciitis).  In almost all cases, the Company contracts for access to medical facilities to provide its orthopaedic treatment services, and the Company directly bills the third-party payors.

In addition to providing the above services, the Company occasionally sells urologic and orthopaedic medical devices and related post-sale maintenance and consumables to independent third parties.

In 1996, HMT, the third-party manufacturer from which the Company sources its equipment, granted to the Company the right to purchase the manufacturing rights to the OssaTron medical device.  The Company also operates under the terms of distribution agreements with HMT that grant the Company the exclusive right to distribute the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.

In order to appropriately reflect the nature of the Company’s operations and its relationship to its subsidiaries, the accompanying consolidated statements of income include the Company’s appropriate majority or minority equity ownership interest in the net revenues and expenses of each of its subsidiaries.

3.             Business Acquisition

On December 11, 2001, the Company purchased all of the issued and outstanding capital stock of Litho Group, Inc. (“LGI”) for $42,500,000 in cash, pursuant to a Stock Purchase Agreement with Integrated Health Services, Inc.  The results of LGI’s operations have been included in the consolidated financial statements since that date.  The Company also assumed certain assets and certain liabilities of LGI, which includes debt that is secured by equipment in operating partnerships and funded from the operating cash flows generated by the partnerships.  The purchase was a result of the Company’s bid which was approved by the United States Bankruptcy Court.

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

4.             Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	March 31, 2002	December 31, 2001

Medical devices / other equipment	$3,930,092	$3,618,346
Spare parts	690,749	622,741
Consumables	319,149	478,926
	$4,939,990	$4,720,013

5.             Gain on Sale of Investment Interest

During the three months ended March 31, 2001, the Company sold a portion of the partnership interests of certain limited liability partnerships and recognized a gain of $1,009,613, representing the excess of the sales price over the Company’s investment basis in the partnership interest.  No partnership interests were sold in the three months ended March 31, 2002.

6.                                       Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $20,000,000.  The swaps effectively convert a portion of the Company’s floating-rate debt to a 3.255% fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income.  As of December 31, 2001 the market value of the derivatives was an asset of $159,644 which is included on the accompanying balance sheet and the related comprehensive income of $159,644 has been recorded.

The counterparties to the interest rate swap agreements are major commercial banks.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparties.

7.             Goodwill and Other Intangible Assets

The Company fully adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective January 1, 2002 (the Company had implemented the transition provisions of SFAS 142 relating to its acquisition of LGI effective December 11, 2001).   Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized.  Following is a summary of the impact on the Company’s earnings relating to the adoption of SFAS 142:

	Three months ended March 31,
	2002	2001

Reported net income	$1,537,915	$943,082
Add back: goodwill amortization	—	66,822
Adjusted net income	$1,537,915	$1,009,904

Basic income per share:
Reported net income	$0.14	$0.09
Goodwill amortization	—	0.00
Adjusted net income	$0.14	$0.09

Diluted earnings per share:
Reported net income	$0.14	$0.08
Goodwill amortization	—	0.01
Adjusted net income	$0.14	$0.09

8.                                       Other Comprehensive Income

The component of other comprehensive income is as follows for the quarter ended March 31, 2002:

Net income	$1,537,915

Net change in fair value of interest rate swap	159,644

Other comprehensive income	$1,697,559

9.             Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31
	2002	2001
Numerator: Net income	$1,537,915	$943,082
Weighted average shares outstanding	11,054,163	10,973,181
Effect of dilutive securities:
Stock options	313,671	223,822
Denominator for diluted earnings per share	11,367,834	11,197,003
Basic earnings per share	$0.14	$0.09
Diluted earnings per share	$0.14	$0.08

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results Of Consolidated Operations

General

HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services.  During the first quarter of 2002, 89% of the Company’s revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® extracorporeal shock wave treatment ("ESWT").  The Company, through its partnerships, provides services at 148 treatment locations.  During this quarter, HealthTronics treated 9,528 patients, a 77% increase over the 5,374 treatments performed during the same period last year.  Much of this increase is related to our December 11, 2001 acquisition of Litho Group, Inc.

The Company has continued to aggressively grow its core lithotripsy business and has worked diligently to integrate the partnerships from the Litho Group acquisition into our organization.  During the first quarter of 2002, the Company’s primary focus was the establishment of good relations with the physicians in the Litho Group partnerships.  We believe the integration of the acquisition has gone extremely well and we are very pleased to be working with our new physician partners.

HealthTronics has also been focused on increasing utilization of the 48 OssaTron devices currently in the US market.  The Company recently announced that it has entered into a network provider contract with Blue Shield of California for Orthotripsy ESWT utilizing the OssaTron.  Blue Shield of California provides HMO and PPO products in the state of California to approximately 2.1 million members.  To date, insurance companies representing over 8 million people have negotiated a reimbursement rate with the Company for the treatment of plantar fasciitis.  This and other efforts in the reimbursement area are enabling HealthTronics to make continued progress in receiving payment from third-party insurers for such treatments.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Revenue: Net revenue increased from $10,157,998 for the three months ended March 31, 2001 to $21,049,700 for the three months ended March 31, 2002, an increase of 107%.  This increase is primarily attributable to the increase in clinical treatment revenue generated by the acquisition of Gulf Coast Lithotripsy, Lithotripsy Associates of Texas and Litho Group, Inc. and to a lesser extent to the increase of clinical treatment procedures generated by orthopaedic and urologic partnerships over the first quarter of 2001.

Cost of Devices, Service Parts and Consumables:  Cost of devices, service parts and consumables increased from $2,814,783 for the three months ended March 31, 2001 to $3,041,217 for the three months ended March 31, 2002, an increase of 8%.  This increase is mainly attributable to service parts expense for Orthotripsy ESWT related business which had no associated costs in the same period last year and increased consumable sales.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $3,978,426 for the three months ended March 31, 2001 to $9,030,342 for the three months ended March 31, 2002, an increase of 127%. This increase is primarily attributable to the 2001 acquisitions of Gulf Coast Lithotripsy, Lithotripsy Associates of Texas and Litho Group, Inc.

Depreciation and Amortization:  Depreciation and amortization expenses increased from $937,681 for the three months ended March 31, 2001 to $1,540,738 for the three months ended March 31, 2002, an increase of 64%. This increase is primarily attributable to the 2001 acquisitions of Gulf Coast Lithotripsy, Lithotripsy Associates of Texas and Litho Group, Inc.

Gain on Sale of Investment Interest: Gain on sale of investment interest decreased from $1,009,613 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002 because there were no sales of investment interests during the three months ended March 31, 2002.

Interest Expense: Interest expense increased from $100,924 for the three months ended March 31, 2001 to $743,730 for the three months ended March 31, 2002, an increase of 637%. This increase is primarily attributable to the interest relating to the new credit facility used to finance the acquisition of Litho Group, Inc.

Minority Interest:  Minority interest increased from $1,974,217 for the three months ended March 31, 2001 to $4,532,044 for the three months ended March 31, 2002, an increase of 130%. This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries primarily as a result of the acquisition of Litho Group, Inc. as well as the increase in the income growth of the new and existing subsidiaries.

Provision for Income Taxes:  Provision for income taxes increased from $655,362 for the three months ended March 31, 2001 to $1,024,500 for the three months ended March 31, 2002, an increase of 56%. The increase is attributable to the increase in taxable income over the first quarter of 2002.

Critical Accounting Policies

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

Net revenue includes treatment fees for medical devices in the clinical setting.  Treatment revenue is primarily “wholesale” or “retail”.  Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed.  Retail revenue is recorded when we bill third-party payors for medical facility and technical fees at the time services are rendered.  These third-party billings may or may not be based on pre-existing contracts.  Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered.  Differences in estimates recorded and final settlements are reported during the period final settlements are made and could be significant.

Revenue is recognized upon delivery at the customer’s destination for sales of medical devices to unaffiliated entities.  For miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company.

During the year ended December 31, 2001, we sold medical devices to certain limited partnerships and limited liability corporations in which we have a minority interest and have guaranteed a portion of the long-term obligations related to the purchase of the medical devices.  We have accounted for these minority interests using the equity or cost basis methods of accounting (depending upon our ability to exercise significant influence over the operating and financial policies of the investment partnership).  A pro-rata portion of the profit was deferred on sales of the medical devices to these entities.  There were no sales of medical devices to these entities in the three months ended March 31, 2002 or 2001

Revenue generated from service contracts is recognized ratably over the life of the related contract.

An allowance for doubtful accounts is established for accounts estimated to be uncollectible.  This allowance is adjusted periodically based upon management’s evaluation of current economic conditions, historical collection experience, and other relevant factors which, in management’s opinion, deserve recognition in estimating the allowance.

                The American Medical Association CPT Editorial Panel approved a CPT Category III Code for extracorporeal shock wave treatment of plantar fasciitis in September 2001.  The issuance of this code should enable HealthTronics to make continued progress in receiving payment from third party insurers for such treatments.  The Company believes that it has made appropriate estimates in recording amounts expected to be collected.

During 2002 and 2001, we formed wholly owned limited partnerships in which we are the general partner and then contribute an OssaTron into the partnership.  We may sell interest in these partnerships to physicians or other investors.  We generally recognize gain on the interest sold at the time the subscription agreement is signed.  Included in other receivables on the accompanying March 31, 2002 and December 31, 2001 balance sheets is $1,576,500 and $2,576,500, respectively, relating to sales of partnership interests.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences.  As a result of this review, we have established a full valuation allowance against our deferred tax assets.

Related Party Transactions

Transactions between related parties occur in the normal course of business.  We provide services and products to our subsidiaries; our subsidiaries provide services and products to other subsidiaries.  We eliminate transactions with our consolidated subsidiaries and appropriately disclose other significant related party transactions.

Recently Issued Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which is effective for all business combinations completed after June 30, 2001.  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001.  In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  We adopted this accounting standard relating to the acquisition of Litho Group, Inc. and adopted this standard for the entire Company as of January 1, 2002

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which establishes new rules on the accounting for goodwill and other intangible assets.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized; however, they are subject to annual impairment tests as prescribed by the statement.  Intangible assets with definite lives will continue to be amortized over their estimated useful lives. We have adopted SFAS 142 effective January 1, 2002; however, the transition provisions of this statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001.  In accordance with these transition provisions, we did not amortize the goodwill acquired through the acquisition of Litho Group, Inc. on December 11, 2001.

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,00,000 credit facility.  At March 31, 2002, we had $45,000,000 outstanding under the credit facility and additional debt primarily at the subsidiary level.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents was $9,905,210 at December 31, 2001 and $11,262,663 at March 31, 2002.

Net cash provided by operating activities for the three months ended March 31, 2002 was $5,106,204 compared to $3,835,036 for the three months ended March 31, 2001.  This increase was primarily the result of increased earnings before depreciation and amortization and minority interest.  Net cash used in investing activities was $2,106,138 for the three months ended March 31, 2002 compared to $2,758,740 for the three months ended March 31, 2001.  The decrease in 2002 was due primarily to decreased capital expenditures.  Net cash used in financing activities aggregated $1,642,613 in the three months ended March 31, 2002 and $594,282 in the three months ended March 31, 2001 and consisted primarily of principal payments on short-term borrowings and long-term debt offset by proceeds from short-term borrowings and long-term debt.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $1,784,744 in the three months ended March 31, 2002.  We currently estimate that our capital expenditures will aggregate approximately $8,000,000 to $10,000,000 for the year ended December 31, 2002 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2002 could be higher than anticipated.  We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

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

We have a commitment to purchase certain machinery from HMT which expires in August 2002, but which we may renew at our discretion.  Based upon current market prices, this commitment is approximately $7,000,000 in 2002.  This and other significant contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$10,000,000	$10,000,000	$—	$—	$—
Long-Term Debt	40,007,811	4,980,801	12,244,749	22,782,261	—
Capital Lease Obligations	1,622,478	481,269	741,580	399,629	—
Operating Leases	7,126,832	1,181,344	1,988,461	1,848,576	2,108,451
Purchase Obligations	7,000,000	7,000,000	—	—	—
Total Contractual Cash Obligations	$65,757,121	$23,643,414	$14,974,790	$25,030,466	$2,108,451

Derivative Financial Instruments

We have entered into two interest rate swaps to protect the Company from interest rate volatility.  The interest rate swaps effectively convert a portion of our floating-rate debt to a fixed rate for the next two years, thus reducing the impact of interest rate changes on future interest expense.

Cautionary Statements

Included in this report are forward-looking statements that reflect management’s current outlook for future periods.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with healthcare professionals or facilities; inability of healthcare providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; and difficulty in managing the Company’s growth.  Readers are cautioned that, in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Item 3.            Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Derivative Financial Instruments” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II.        OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

During the first quarter of 2002, the Company filed the following current reports on Form 8-K:

Date of Report	Description
February 25, 2002	Amendment to report pro forma financial statements for Litho Group, Inc. acquisition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck

Victoria W. Beck
Chief Accounting Officer
Date: May 14, 2002