Form 10-Q
period 2002-06-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2002-08-13
CIK 1018871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2002

or

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

11,205,904 Shares of No Par Value Common Stock as of July 31, 2002

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.               Financial Information

Item 1.              Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,402,936	$9,522,501
Trade accounts receivable, less allowance for doubtful accounts of $895,547 and $1,094,819 at June 30, 2002 and December 31, 2001, respectively	15,790,490	14,049,606
Other receivables	1,814,974	3,203,349
Inventory	6,919,681	4,720,013
Prepaid expenses and other current assets	682,175	618,523
Assets held for sale	7,129,602	7,265,284
Total current assets	42,739,858	39,379,276

Property and equipment, at cost:
Land	349,300	349,300
Building and leasehold improvements	881,832	738,519
Medical devices placed in service	20,223,881	18,544,489
Office equipment, furniture and fixtures	1,236,730	897,999
Vehicles and accessories	2,712,653	2,913,437
	25,404,396	23,443,744
Less accumulated depreciation	(7,525,098)	(5,279,276)
Net property and equipment	17,879,298	18,164,468

Partnership investments	222,030	433,482
Goodwill (net of accumulated amortization of $860,156 at June 30, 2002 and December 31, 2001)	41,517,947	41,269,111
Patent license (net of accumulated amortization of $69,984 and $64,986 at June 30, 2002 and December 31, 2001, respectively)	30,016	35,014
Other assets	2,643,306	2,287,440
Total assets	$105,032,455	$101,568,791

	June 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$3,560,725	$3,170,960
Customer deposits	66,879	121,600
Income taxes payable	2,033,979	512,379
Other accrued expenses	4,437,155	3,781,701
Deferred profit on service contracts and sales of partnership interests	685,904	1,065,127
Short-term borrowings	9,000,000	11,400,000
Current portion of capital lease obligations	623,560	481,269
Current portion of long-term debt	3,680,616	3,704,665
Liabilities held for sale	4,927,881	4,922,984
Total current liabilities	29,016,699	29,160,685

Deferred profit on medical device sales to related parties subject to debt guarantees	461,447	411,267
Capital lease obligations, less current portion	2,000,499	1,104,853
Long-term debt, less current portion	33,051,460	34,511,585
Minority interest	12,636,272	12,125,670
Other liabilities	2,222,493	2,379,030
Total liabilities	79,388,870	79,693,090

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000,000 shares at June 30, 2002 and December 31, 2001;
Issued – 11,185,070 and 11,103,737 shares at June 30, 2002 and December 31, 2001, respectively;
Outstanding – 11,132,070 and 11,050,737 at June 30, 2002 and December 31, 2001, respectively	15,060,734	14,303,581
Accumulated other comprehensive expense	(140,349)	—
Retained earnings	10,723,200	7,572,120
Total shareholders’ equity	25,643,585	21,875,701
Total liabilities and shareholders’ equity	$105,032,455	$101,568,791

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net revenue	$22,776,975	$9,056,729	$43,826,675	$19,214,727

Cost of devices, service parts and consumables	3,975,665	2,541,652	7,016,882	5,356,435
Salaries, general and administrative expenses	9,317,750	2,838,361	18,286,037	6,816,788
Depreciation and amortization	1,507,324	1,007,994	3,118,565	1,945,675
	7,976,236	2,668,722	15,405,191	5,095,829
Equity in earnings of unconsolidated partnerships	60,415	29,625	115,365	77,338
Partnership distributions from cost based investments	200,692	78,642	282,157	192,923
Gain on sale of investment interest	452,075	909,154	440,475	1,918,767
Gain on sale of property and equipment	107,504	—	276,231	—
Interest expense	(1,010,044)	(64,849)	(1,683,269)	(165,773)
Interest income	54,398	32,509	99,586	107,379
Income before minority interest and income taxes	7,841,276	3,653,803	14,935,736	7,226,463
Minority interest	(5,153,484)	(2,516,464)	(9,685,528)	(4,490,680)
Income before income taxes	2,687,792	1,137,339	5,250,208	2,735,783
Provision for income taxes	(1,074,628)	(466,308)	(2,099,128)	(1,121,670)
Net income	$1,613,164	$671,031	$3,151,080	$1,614,113
Income per common share:
Basic	$0.15	$0.06	$0.28	$0.15
Diluted	$0.14	$0.06	$0.27	$0.14
Weighted average common shares outstanding:
Basic	11,095,588	10,985,778	11,074,990	10,979,404
Diluted	11,805,852	11,469,579	11,624,245	11,351,827

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2002	2001

Operating activities
Net income	$3,151,080	$1,614,113
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	(140,349)	—
Depreciation and amortization	3,118,565	1,945,675
Amortization of loan costs	140,006	—
Provision for doubtful accounts	(199,272)	(14,398)
Deferred profit on medical device sales to related parties	50,180	784,326
Deferred profit on service contracts	(379,223)	(25,417)
Equity in earnings of unconsolidated partnerships, net of dividends	(98,529)	(10,522)
Minority interest in subsidiaries, net of distributions to minority interests	510,602	2,570,353
Gain on sale of property and equipment	(276,231)	—
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(1,541,612)	(3,326,151)
Other receivables	1,388,375	16,509
Inventory	(2,199,668)	(590,760)
Prepaid expenses and other assets	(419,518)	139,354
Assets held for sale	135,682	—
Trade accounts payable	389,765	2,149,038
Income tax receivable	—	894,763
Customer deposits	(54,721)	(463,198)
Income taxes payable	1,521,600	216,145
Accrued expenses and other liabilities	498,917	(223,431)
Liabilities held for sale	4,897	—
Net cash provided by operating activities	5,600,546	5,676,399

Investing activities
Purchases of property and equipment, net of businesses acquired	$(3,453,516)	$(6,200,317)
Proceeds from sale of property and equipment	901,352	—
Acquisition of partnership interest, net of distributions	309,981	114,645
Acquisition of businesses, net of cash acquired	(248,836)	(416,744)
Net cash used in investing activities	(2,491,019)	(6,502,416)

Financing activities
Proceeds from issuance of common stock	757,153	86,000
Proceeds from issuance of long-term debt	1,746,837	864,280
Principal payments on long-term debt and capital leases	(2,333,082)	(862,857)
Proceeds from issuance of short-term borrowings	2,000,000	8,422,343
Principal payments on short-term borrowings	(4,400,000)	(9,018,457)
Net cash used in financing activities	(2,229,092)	(508,691)

Net increase (decrease) in cash and cash equivalents	880,435	(1,334,708)
Cash and cash equivalents at beginning of period	9,522,501	5,822,626
Cash and cash equivalents at end of period	$10,402,936	$4,487,918

See accompanying notes.

HealthTronics Surgical Services, Inc and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of HealthTronics Surgical Services, Inc. (“HealthTronics” or the “Company”) and its subsidiaries.  All significant intercompany transactions have been eliminated.

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

Certain prior year balances have been reclassified to conform to the 2002 presentation.

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

The Company has been providing kidney lithotripsy services with the LithoTron® lithotripter since 1997.  The primary customers for the Company’s lithotripsy services are hospitals and surgery centers. To these facilities, the Company provides turnkey service, which includes use of the equipment, clinical technician and consumables.  The Company also operates some facilities that bill third-party payors directly for their services.

In 2001, the Company began providing orthopaedic treatments with the OssaTron®, the first FDA-approved orthopaedic shock wave device.  The OssaTron is currently being used for the treatment of heel spurs (plantar fasciitis).  In most cases, the Company contracts for access to medical facilities to provide its orthopaedic treatment services, and the Company directly bills the patient and third-party payors.  The American Medical Association CPT Editorial Panel approved a CPT Category III Code for extracorporeal shock wave treatment of plantar fasciitis in September 2001.

In addition to providing the above services, the Company sells urologic and orthopaedic medical devices and related post-sale maintenance and consumables to independent third parties.

The Company operates under the terms of distribution agreements with HMT that grant the Company the exclusive right to distribute the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.  In 1996, HMT, the third-party manufacturer from which the Company sources its equipment, granted to the Company the right to purchase the manufacturing rights to the OssaTron medical device.

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

The purchase price was determined and negotiated by the parties based on the  expected annual cash flow to be generated by LGI.  The Company financed the  acquisition through a $50,000,000 senior credit facility.  The Company may sell some of its interest in the operating partnerships of LGI to physician limited partners.  The proceeds of the sale of this ownership interest will be used to reduce debt used in financing the acquisition.

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

4.             Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	June 30, 2002	December 31, 2001

Medical devices / other equipment	$5,569,507	$3,618,346
Spare parts	584,207	622,741
Consumables	765,967	478,926
	$6,919,681	$4,720,013

5.             Gain on Sale of Investment Interest

The Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $909,154 and $1,918,767 for the three and six months ended June 30, 2001, respectively and $452,075 and $440,475 for the three and six months ended June 30, 2002, respectively.  The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.

6.                                       Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $20,000,000. The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.75%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income. As of June 30, 2002 the market value of the derivatives was a liability of $140,349 which is included on the accompanying balance sheet, and the related comprehensive expense of $140,349 has been recorded for the six months ended June 30, 2002.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Reported net income	$1,613,164	$671,031	$3,151,080	$1,614,113
Add back: goodwill amortization	—	66,822	—	133,644
Adjusted net income	$1,613,164	$737,853	$3,151,080	$1,747,757

Basic income per share:
Reported net income	$0.15	$0.06	$0.28	$0.15
Goodwill amortization	—	0.01	—	0.01
Adjusted net income	$0.15	$0.07	$0.28	$0.16

Diluted earnings per share:
Reported net income	$0.14	$0.06	$0.27	$0.14
Goodwill amortization	—	0.00	—	0.01
Adjusted net income	$0.14	$0.06	$0.27	$0.15

8.                                       Comprehensive Income

The components of comprehensive income are as follows for the three months and six months ended June 30, 2002:

	Three months ended June 30, 2002	Six months ended June 30, 2002

Net income	$1,613,164	$3,151,080

Net change in fair value of interest rate swap	(299,993)	(140,349)

Comprehensive income	$1,313,171	$3,010,731

9.             Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator: Net income	$1,613,164	$671,031	$3,151,080	$1,614,113
Weighted average shares outstanding	11,095,588	10,985,778	11,074,990	10,979,404
Effect of dilutive securities:
Stock options	710,263	483,801	549,255	372,423
Denominator for diluted earnings per share	11,805,852	11,469,579	11,624,245	11,351,827
Basic earnings per share	$0.15	$0.06	$0.28	$0.15
Diluted earnings per share	$0.14	$0.06	$0.27	$0.14

10.           Subsequent Events

In July 2002, Litho Management, Inc., a wholly owned subsidiary of the Company, sold its general and limited partnership interests in US Lithotripsy, L.P., a consolidated entity, to US Medical Development, Inc., a Nevada corporation for $6.8 million.  We anticipate this sale will generate a one-time gain on sale of assets of approximately $3 million pre-tax that will be booked in the third quarter of 2002.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Overview

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing lithotripsy and Orthotripsy® extracorporeal shock wave treatment.  We were formed in December 1995 and began offering lithotripsy services in 1996.  In October 2000, we received FDA approval to market the OssaTron orthopaedic extracorporeal shock wave treatment (“ESWT”) device, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.

Our services are provided principally through limited partnerships or other entities we manage that use lithotripsy or Orthotripsy ESWT devices.  Many of these partnerships were formed by us, and we have retained an equity interest averaging 35% to 45% while selling the remaining interests to physicians.  We generally retain the sole general partnership interest in the partnerships and manage their daily operations.  We also provide equipment maintenance services to the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy extracorporeal shock wave treatment procedures.  To date we have expanded our operations by forming partnerships in new geographic markets and by acquiring interests in partnerships from third parties, and we expect to continue to do this in the future.

As a result of the control we exert over the partnerships by virtue of our sole general partnership interest, management contract and otherwise, for financial reporting purposes we consolidate the results of operations of the partnerships with our own even though we own less than all (and in many cases less than 50%) of their outstanding equity interests.  We reflect the equity of third-party partners in the partnerships’ results of operations in our consolidated statements of income and on our consolidated balance sheet as minority interest.

In certain instances, we do not control partnerships or other entities in which we have ownership interests.  We account for our interests in these entities either on the equity or cost basis, depending on the degree of influence we exert over the entity.

We recognize revenue in our consolidated statements of income from the following three principal sources:

•                  Fees for clinical services provided by the partnerships.  A substantial majority of our consolidated revenues are derived from fees relating to treatments performed by physicians using our equipment and to related services.  We bill for these fees under two different models.  Under the “wholesale” billing model, we charge a fee to the hospital or surgery center at which the treatment is performed.  Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service per month at the facility, or set as a percentage of revenue derived.  Under the “retail” billing model, we charge the patient’s insurer, HMO or other responsible party, and we pay a fee to the health care facility for access to its premises.  Under either model, the professional fee payable to the physician performing the procedure is typically billed and collected by the physician.  The billing and collection cycle for wholesale fees is typically significantly shorter than for retail fees, although the gross margin for retail billing is moderately higher than for wholesale billing.  During 2001 on a pro forma basis assuming all of our acquisitions had been completed by January 1, 2001, approximately 30% of our lithotripsy services revenues, and substantially all of our orthopaedic services, were billed on a retail basis.

•                  Technical services, equipment maintenance and sale of consumables to unaffiliated third parties.  We charge fees for equipment maintenance, technical support and related services to unaffiliated third parties who own or operate lithotripsy devices.  We also sell a variety of consumables used in lithotripsy and orthopaedic extracorporeal shock wave treatment procedures to unaffiliated third parties.

•                  Equipment sales to third parties.  To a limited extent, we generate revenue from the sale of lithotripsy and Orthotripsy ESWT devices to third parties.

Historically, our revenue was derived primarily from equipment maintenance fees and the sale of lithotripsy devices and related consumables.  We have implemented a strategy of structuring our operations to focus on revenues from treatment fees, which generate significantly greater operating margins.  Our revenues from treatment fees as a percentage of total revenues increased from approximately 66% in fiscal year 2000 to 76% in fiscal year 2001, and from 73% for the six-month period ended June 30, 2001 to 87% for the same period in 2002.

As the percentage of our revenue attributable to treatment fees increases, we have become more dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third-party payors.  While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave treatment is a relatively new procedure in the U.S., and the reimbursement policies of third-party payors for this treatment are still developing.  Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of Orthotripsy extracorporeal shock wave treatment.

We completed several acquisitions in 2001 that significantly expanded our operations.  In May 2001 we acquired Heritage Medical Services of Texas, Inc. and HSC of Gulf Coast, Inc. for $565,000 in cash.  These entities provided lithotripsy operations similar to our own and recorded net revenues in 2000 of $4.1 million.  In December 2001 we acquired Litho Group, Inc. for $42.5 million in cash.  We financed this purchase with borrowings under a credit facility established at the time of the acquisition.  Litho Group, Inc., which also provided lithotripsy services similar to our own, had net revenues in 2000 of $57.6 million and net revenues in 2001 (through the date of acquisition) of $50.4 million.  Each of these acquisitions was accounted for as a purchase, and consequently the results of operations of the acquired companies are included in our own since the date of their respective acquisitions.

In October 2000 we received FDA approval to market our Orthotripsy extracorporeal shock wave treatment device for the treatment of plantar fasciitis.  Since then we have been engaged in an active program of forming orthopaedic services partnerships, selling interests in these partnerships to physicians, and other activities designed to promote this new orthopaedic treatment modality.  We have completed a clinical trial for the treatment of lateral epicondylitis, or tennis elbow, using Orthotripsy extracorporeal shock wave treatment and have applied to the FDA for approval for this indication.  In addition, we are establishing test sites for clinical trials of Orthotripsy extracorporeal shock wave treatment for additional indications.  We expect most of our near-term growth to come from orthopaedics.

Results of Consolidated Operations

General

HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services.  During the second quarter of 2002, approximately 85% of the Company’s revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® extracorporeal shock wave treatment (“ESWT”).  During this quarter, HealthTronics treated 10,585 patients, a 105%

increase over the 5,175 treatments performed during the same period last year.  Much of this increase is related to our December 11, 2001 acquisition of Litho Group, Inc.

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

HealthTronics has also been focused on increasing utilization of the OssaTron devices currently in the US market.  The Company recently announced that it has entered into a network provider contract with Blue Shield of California for Orthotripsy ESWT utilizing the OssaTron.  Blue Shield of California provides HMO and PPO products in the state of California to approximately 2.1 million members.  To date, insurance companies representing approximately 9.9 million people have negotiated a reimbursement rate with the Company for the treatment of plantar fasciitis.  This and other efforts in the reimbursement area are enabling HealthTronics to make continued progress in receiving payment from third-party insurers for such treatments.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Revenue: Net revenue increased from $9,056,729 for the three months ended June 30, 2001 to $22,776,975 for the three months ended June 30, 2002, an increase of 151%. This increase is primarily attributable to the increase in device sales and clinical treatment revenue generated by the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc. and, to a lesser extent, to the increase in clinical treatment procedures generated by orthopaedic and urologic partnerships over the second quarter of 2001.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $2,541,652 for the three months ended June 30, 2001 to $3,975,665 for the three months ended June 30, 2002, an increase of 56%. This increase is mainly attributable to device sales, service parts expense for Orthotripsy ESWT related business, and to increased consumable sales.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $2,838,361 for the three months ended June 30, 2001 to $9,317,750 for the three months ended June 30, 2002, an increase of 228%. This increase is primarily attributable to the 2001 lithotripsy partnership acquisitions as well as (1) the addition of personnel for corporate administration, reimbursement administration and Orthotripsy extracorporeal shock wave treatment partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to the Orthotripsy extracorporeal shock wave treatment business.

Depreciation and Amortization: Depreciation and amortization expenses increased from $1,007,994 for the three months ended June 30, 2001 to $1,507,324 for the three months ended June 30, 2002, an increase of 50%. This increase is primarily attributable to the 2001 acquisitions of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc.

Gain on Sale of Investment Interest: Gain on sale of investment interest decreased from $909,154 for the three months ended June 30, 2001 to $452,075 for the three months ended June 30, 2002, a decrease of 50%. The significant amount of gain on sale of investment interest in the 2001 quarter resulted from the sale of partnership interests in newly formed Orthotripsy extracorporeal shock wave treatment partnerships.  Subsequent to FDA approval in October 2000, we established and sold interests in a significant number of these partnerships in order to launch this new treatment and create the technical and clinical infrastructure to support it.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $78,642 for the three months ended June 30, 2001, to $200,692 for the three months ended June 30, 2002, an increase of 155%. This increase is attributable to the growth in earnings, and related distributions, of cost based partnerships over the second quarter of 2001.

Interest Expense: Interest expense increased from $64,849 for the three months ended June 30, 2001 to $1,010,044 for the three months ended June 30, 2002, an increase of 1458%. This increase is primarily attributable to the interest relating to the new credit facility used to finance the acquisition of Litho Group, Inc.

Minority Interest: Minority interest increased from $2,516,464 for the three months ended June 30, 2001 to $5,153,484 for the three months ended June 30, 2002, an increase of 105%. This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries primarily as a result of the acquisition of Litho Group, Inc. as well as the increase in the income of the new and existing subsidiaries.

Provision for Income Taxes: Provision for income taxes increased from $466,308 for the three months ended June 30, 2001 to $1,074,628 for the three months ended June 30, 2002, an increase of 130%. The increase is attributable to the increase in taxable income over the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net revenue increased from $19,214,727 for the six months ended June 30, 2001 to $43,826,675 for the six months ended June 30, 2002, an increase of 128%. This increase is primarily attributable to the increase in clinical treatment revenue generated by the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc. and, to a lesser extent, to the increase of clinical treatment procedures generated by orthopaedic and urologic partnerships over the first half of 2001.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $5,356,435 for the six months ended June 30, 2001 to $7,016,882 for the six months ended June 30, 2002, an increase of 31%.  This increase is mainly attributable to the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $6,816,788 for the six months ended June 30, 2001 to $18,286,037 for the six months ended June 30, 2002, an increase of 168%. This increase is primarily attributable to the 2001 lithotripsy partnership acquisitions as well as (1) the addition of personnel for corporate administration, reimbursement administration and Orthotripsy extracorporeal shock wave treatment partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to the Orthotripsy extracorporeal shock wave treatment business.

Depreciation and Amortization: Depreciation and amortization expenses increased from $1,945,675 for the six months ended June 30, 2001 to $3,118,565 for the six months ended June 30, 2002, an increase of 60%. This increase is primarily attributable to the 2001 acquisitions of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments increased from $192,923 for the six months ended June 30, 2001, to $282,157 for the six months ended June 30, 2002, an increase of 46%. This increase is attributable to the growth in earnings, and related distributions, of cost based partnerships over the first six months of 2001.

Gain on Sale of Investment Interest: Gain on sale of investment interest decreased from $1,918,767 for the six months ended June 30, 2001 to $440,475 for the six months ended June 30, 2002, a decrease of 77%.  The significant amount of gain on sale of investment interest in the 2001 quarter resulted from the sale of partnership interests in newly formed Orthotripsy extracorporeal shock wave treatment partnerships.  Subsequent to FDA approval in October 2000, we established and sold interests in a significant number of these partnerships in order to launch this new treatment and create the technical and clinical infrastructure to support it.

Interest Expense: Interest expense increased from $165,773 for the six months ended June 30, 2001 to $1,683,269 for the six months ended June 30, 2002, an increase of 915%. This increase is primarily attributable to the interest relating to the new credit facility used to finance the acquisition of Litho Group, Inc.

Minority Interest: Minority interest increased from $4,490,680 for the six months ended June 30, 2001 to $9,685,528 for the six months ended June 30, 2002, an increase of 116%. This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries primarily as a result of the acquisition of Litho Group, Inc. as well as the increase in the income of the new and existing subsidiaries.

Provision for Income Taxes: Provision for income taxes increased from $1,121,670 for the six months ended June 30, 2001 to $2,099,128 for the six months ended June 30, 2002, an increase of 87%. The increase is attributable to the increase in taxable income over the same period of 2001.

Critical Accounting Policies

We believe the following critical accounting policies require our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Consolidation

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consolidate our investment in certain limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%.  We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting.  Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Revenue Recognition, Allowance for Doubtful Accounts and Gain Recognition

Net revenue includes treatment fees for medical devices in the clinical setting.  Treatment revenue is derived primarily from “wholesale” or “retail” billing arrangements.  Wholesale billings are generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed.  Retail billings are recorded when we bill third-party payors for medical facility and technical fees at the time services are rendered.  These third-party billings may or may not be based on pre-existing contracts.  Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered.  Differences in estimates recorded and final settlements are reported during the period final settlements are made and could be significant.

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

We have accounted for these minority interests using the equity or cost basis methods of accounting (depending upon our ability to exercise significant influence over the operating and financial policies of the investment partnership).  A pro-rata portion of the profit was deferred on sales of the medical devices to these entities.  There were no sales of medical devices to these entities in the six months ended June 30, 2002.

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

During 2002 and 2001, we formed wholly owned limited partnerships in which we are the general partner and into which we contribute an OssaTron.  We may sell an interest in these partnerships to physicians or other unrelated investors.  We generally recognize gain on the interest sold at the time the subscription agreement is signed.  Included in other receivables on the accompanying June 30, 2002 and December 31, 2001 balance sheets is $376,500 and $2,576,500, respectively, relating to sales of partnership interests.

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

Recently Issued Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which is effective for all business combinations completed after June 30, 2001.  We adopted this accounting standard relating to the acquisition of Litho Group, Inc. and adopted this standard for the entire Company as of January 1, 2002.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes a single accounting model for the impairment of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No.  121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We do not expect adoption of SFAS 146 to have a material impact on our results of operations or financial position.

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility.  At June 30, 2002, we had approximately $43,000,000 outstanding under the credit facility plus additional debt of approximately $6,700,000 primarily at the subsidiary level.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents was $9,905,210 at December 31, 2001 and $11,573,216 at June 30, 2002.

The $50,000,000 credit facility was obtained from Bank of America, SunTrust Bank and Regions Bank.  The credit facility consists of a five-year term loan of $35,000,000 with scheduled quarterly payments of principal and interest through 2006.  There is also a $15,000,000 revolving credit facility which can be drawn down and paid in flexible increments throughout its five-year life.  Amounts may be borrowed under the credit lines either as Base Rate loans or Eurodollar loans.  The applicable interest rate is calculated by adding the rate for Eurodollar loans or Base Rate loans, both as defined in the credit facility agreement, to an applicable percentage based on the Company’s leverage ratio.  This applicable percentage is updated quarterly based on the previous quarter leverage ratio.

Net cash provided by operating activities for the six months ended June 30, 2002 was $5,600,546 compared to $5,676,399 for the six months ended June 30, 2001.  This increase was primarily the result of increased earnings before depreciation and amortization and minority interest.  Net cash used in investing activities was $2,491,019 for the six months ended June 30, 2002 compared to $6,502,416 for the six months ended June 30, 2001.  The decrease in 2002 was due primarily to decreased capital expenditures.  Net cash used in financing activities aggregated $2,229,092 in the six months ended June 30, 2002 and $508,691 in the six months ended June 30, 2001 and consisted primarily of principal payments on short-term borrowings and long-term debt offset by proceeds from short-term borrowings and long-term debt.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $3,453,516 in the six months ended June 30, 2002.  We currently estimate that our capital expenditures will aggregate approximately $8,000,000 to $10,000,000 for the year ended December 31, 2002 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2002 could be higher than anticipated.   We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2002.

We have a commitment to purchase certain machinery from HMT under our distributorship agreements.  The initial term of our LithoTron distributorship agreement expired in July 2002 and automatically renewed for an additional five-year term.  Based upon current market prices, the purchase commitments under our distributorship agreement are approximately $7,000,000 in 2002  (on an annualized basis).  This and other significant contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$9,000,000	$9,000,000	$—	$—	$—
Long-Term Debt	36,732,076	3,680,616	12,194,076	20,857,384	—
Capital Lease Obligations	2,624,059	623,560	1,267,949	732,550	—
Operating Leases	7,126,832	1,181,344	1,988,461	1,848,576	2,108,451
Purchase Obligations	7,000,000	7,000,000	—	—	—
Total Contractual Cash Obligations	$62,482,967	$21,485,520	$15,450,486	$23,438,510	$2,108,451

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002.  As of June 30, 2002, our fixed-rate debt was approximately $26.0 million, and our corresponding variable-rate debt was approximately $23.7 million.  Based on our variable-rate debt at June 30, 2002, a one-percent change in interest rates would result in an annual change in interest rate expense of approximately $237,000.

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $20,000,000.  The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.75%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income.  As of June 30, 2002 the market value of the derivatives was a liability of $140,349 which is included on the accompanying balance sheet and the related comprehensive expense of $140,349 has been recorded.

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

Item 3.              Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosure of Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II.          OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

A.            The annual meeting of shareholders was held on May 17, 2002.

B.            The following directors were elected to the board of directors:

James R. Andrews

Roy S. Brown

Jon Burke

Scott Cochran

W. Price Dunaway

Russell Maddox

Michael D. Martin

Argil J. Wheelock

C.            The following matters were voted upon at the annual meeting:

		For	Against	Abstain
1.	To elect the following directors to serve for the ensuing year:
	James R. Andrews	8,135,215	220,631	430,000
	Roy S. Brown	8,163,904	191,942	430,000
	Jon Burke	8,344,815	11,031	430,000
	Scott Cochran	8,344,815	11,031	430,000
	W. Price Dunaway	8,344,815	11,031	430,000
	Russell Maddox	8,344,815	11,031	430,000
	Michael D. Martin	8,101,815	254,031	430,000
	Argil J. Wheelock	8,164,004	191,842	430,000

2.	To approve adoption of the Company’s 2002 Employee Stock Option Plan and the reservation of 500,000 shares of common stock for issuance thereunder.	7,372,649	972,336	440,861

3.	To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002.	8,743,493	9,892	32,461

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

Date: August 13, 2002