Form 10-Q
period 2002-09-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2002-11-14
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002

or

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

11,194,904 Shares of No Par Value Common Stock as of October 31, 2002

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.     Financial Information

Item 1.    Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,258,522	$9,905,210
Trade accounts receivable, less allowance for doubtful accounts of $901,881and $1,455,158 at September 30, 2002 and December 31, 2001, respectively	13,169,682	16,414,397
Other receivables	729,115	3,203,349
Inventory	5,756,319	4,720,013
Prepaid expenses and other current assets	1,119,083	618,523
Total current assets	31,032,721	34,861,492

Property and equipment, at cost:
Land	349,300	349,300
Building and leasehold improvements	885,438	752,763
Medical devices placed in service	20,820,517	22,741,182
Office equipment, furniture and fixtures	1,323,865	1,485,390
Vehicles and accessories	2,681,302	3,575,055
	26,060,422	28,903,690
Less accumulated depreciation	(7,742,035)	(8,084,541)
Net property and equipment	18,318,387	20,819,149

Partnership investments	4,223,312	520,981
Goodwill (net of accumulated amortization of $860,156 at December 31, 2001)	41,517,947	43,041,811
Patent license (net of accumulated amortization of $72,483 and $64,986 at September 30, 2002 and December 31, 2001, respectively)	27,517	35,014
Other assets	3,742,872	2,290,344
Total assets	$98,862,756	$101,568,791

Liabilities and shareholders’ equity

Current liabilities:

Trade accounts payable	$4,170,168	$3,297,398
Customer deposits	231,405	121,600
Income taxes payable	4,084,623	526,342
Other accrued expenses	4,208,573	3,799,110
Deferred profit on service contracts and sales of partnership interests	610,112	1,065,127
Short-term borrowings	9,500,000	11,400,000
Current portion of capital lease obligations	531,060	481,269
Current portion of long-term debt	6,276,180	4,883,801
Total current liabilities	29,612,121	25,574,647

Deferred profit on medical device sales to related parties subject to debt guarantees	247,738	411,267
Capital lease obligations, less current portion	1,722,010	1,104,853
Long-term debt, less current portion	21,790,376	35,452,966
Minority interest	13,442,559	14,770,327
Other liabilities	2,303,314	2,379,030
Total liabilities	69,118,118	79,693,090

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000,000 shares at September 30, 2002 and December 31, 2001; Issued – 11,247,904 and 11,103,737 shares at September 30, 2002 and December 31, 2001, respectively; Outstanding – 11,194,904 and 11,050,737 at September 30, 2002 and December 31, 2001, respectively	15,578,851	14,303,581
Accumulated other comprehensive expense	(331,531)	—
Retained earnings	14,497,318	7,572,120
Total shareholders’ equity	29,744,638	21,875,701
Total liabilities and shareholders’ equity	$98,862,756	$101,568,791

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net revenue	$23,071,164	$10,290,933	$66,897,839	$29,505,660

Cost of devices, service parts and consumables	5,739,114	1,949,809	12,755,996	6,064,013
Salaries, general and administrative expenses	9,633,191	4,399,924	27,919,228	12,458,945
Depreciation and amortization	1,381,244	1,147,452	4,499,809	3,093,123
	6,317,615	2,793,748	21,722,806	7,889,579
Equity in earnings of unconsolidated partnerships	134,195	49,646	249,560	126,984
Partnership distributions from cost based investments	252,757	137,873	534,914	330,796
Gain on sale of subsidiary and investment interest	3,656,566	1,160,916	4,097,041	3,725,691
Gain on sale of property and equipment	180,912	—	457,143	—
Interest expense	(649,628)	(95,516)	(2,332,897)	(261,289)
Interest income	64,009	17,112	163,595	124,492
Income before minority interest and income taxes	9,956,426	4,063,779	24,892,162	11,936,253
Minority interest	(3,668,288)	(2,662,612)	(13,353,816)	(7,153,294)
Income before income taxes	6,288,138	1,401,167	11,538,346	4,782,959
Provision for income taxes	(2,514,110)	(574,101)	(4,613,238)	(1,960,636)
Net income	$3,774,028	$827,066	$6,925,108	$2,822,323
Income per common share:
Basic	$0.34	$0.08	$0.62	$0.26
Diluted	$0.32	$0.08	$0.59	$0.25
Weighted average common shares outstanding:
Basic	11,171,152	10,986,802	11,106,562	10,981,897
Diluted	11,889,491	10,990,526	11,715,150	11,259,646

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2002	2001

Operating activities
Net income	$6,925,108	$2,822,323
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	(331,531)	—
Depreciation and amortization	4,499,809	3,093,123
Amortization of loan costs	211,512	—
Provision for doubtful accounts	(226,540)	84,045
Deferred profit on medical device sales to related parties	(1,104,689)	168,067
Deferred profit on service contracts	(455,015)	(25,417)
Equity in earnings of unconsolidated partnerships, net of dividends	(104,320)	(6,695)
Minority interest in subsidiaries, net of distributions to minority interests	1,961,626	3,838,446
Gain on sale of subsidiary	(3,654,371)	—
Gain on sale of property and equipment	(457,143)	—
Changes in operating assets and liabilities, net of businesses acquired/disposed:
Trade accounts receivable	1,583,700	(5,629,514)
Other receivables	2,299,680	12,086
Inventory	(1,036,306)	283,544
Prepaid expenses and other assets	(1,995,001)	(305,461)
Trade accounts payable	872,770	(163,028)
Income tax receivable	—	894,763
Customer deposits	109,805	(590,723)
Income taxes payable	3,558,281	1,054,932
Accrued expenses and other liabilities	625,898	(220,038)
Net cash provided by operating activities	13,283,273	5,310,453

Investing activities
Purchases of property and equipment, net of businesses acquired	$(5,174,374)	$(7,666,735)
Proceeds from sale of subsidiary	5,557,610	—
Proceeds from sale of property and equipment	1,473,448	—
Acquisition of partnership interest, net of distributions	(3,725,509)	98,190
Acquisition of businesses, net of cash acquired	(248,836)	(416,744)
Net cash used in investing activities	(2,117,661)	(7,985,289)

Financing activities
Proceeds from issuance of common stock	1,275,270	(190,398)
Proceeds from issuance of long-term debt	1,765,734	1,239,478
Principal payments on long-term debt and capital leases	(11,953,304)	(1,814,760)
Proceeds from issuance of short-term borrowings	6,000,000	11,818,194
Principal payments on short-term borrowings	(7,900,000)	(10,666,556)
Net cash provided by (used in) financing activities	(10,812,300)	385,958

Net increase (decrease) in cash and cash equivalents	353,312	(2,288,878)
Cash and cash equivalents at beginning of period	9,905,210	5,822,626
Cash and cash equivalents at end of period	$10,258,522	$3,533,748

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

The Company operates under the terms of distribution agreements with HMT High Medical Technologies AG (“HMT”), the third-party manufacturer from which the Company sources its equipment, that grant the Company the exclusive right to distribute the LithoTron and OssaTron and related parts in the United States, Canada and Mexico.  In 1996, HMT granted, to the Company, the right to purchase the manufacturing rights to the OssaTron medical device.

In order to appropriately reflect the nature of the Company’s operations and its relationship to its subsidiaries, the accompanying consolidated statements of income include the Company’s appropriate majority or minority equity ownership interest in the net revenues and expenses of each of its subsidiaries.

3.             Business Acquisitions and Dispositions

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

The total estimated purchase price of the acquisition has been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values.  These allocations are subject to change pending the completion of the final analysis of the total purchase price and fair values of the assets acquired and liabilities assumed.  The impact of any of these changes could be material.

In August, 2002, the Company purchased a 49% interest in Rocky Mountain Prostate Thermotherapy LLC (“RMPT”), a Colorado limited liability corporation, for approximately $2,200,000.  RMPT provides benign prostate therapy in nine western states.  The Company accounts for its unconsolidated interest using the equity method of accounting.

On July 13, 2002, the Company, through its wholly owned subsidiary, Litho Management, Inc., sold all of its general partner and limited partnership interests in U.S. Lithotripsy, L.P., a Texas limited partnership for $6,800,000, resulting in a gain of approximately $3,600,000.  U.S. Lithotripsy, L.P. held general partnership and limited partnership interests in approximately 26 active lithotripsy partnerships.  The Company’s indirect ownership in each of the active lithotripsy partnerships in which U.S. Lithotripsy, L.P. held an interest was approximately 5%.  U.S. Medical Development, Inc. purchased the U.S. Lithotripsy, L.P. interests.  As a result of this sale, the Company recognized previously deferred profits of $1,104,689 relating to sales of medical devices to U.S. Lithotripsy and its consolidated subsidiaries.

4.             Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	September 30, 2002	December 31, 2001

Medical devices / other equipment	$4,399,592	$3,618,346
Spare parts	752,739	622,741
Consumables	603,988	478,926
	$5,756,319	$4,720,013

5.             Gain on Sale of Subsidiary and Investment Interest

In 2002, the respective gains of $3,656,566 and $4,097,041 for the three and nine months ended September 30, 2002, include the gain of $3,654,371 attributable to the sale of U.S. Lithotripsy disclosed above.  The Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $1,160,916 and $3,725,691 for the three and nine months ended September 30, 2001, respectively. The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.

6.                                       Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $18,750,000. The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.5%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income. As of September 30, 2002 the market value of the derivatives was a liability of $331,531 which is included on the accompanying balance sheet, and the related comprehensive expense has been recorded for the nine months ended September 30, 2002.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Reported net income	$3,774,028	$827,066	$6,925,108	$2,822,323
Add back: goodwill amortization	—	246,093	—	586,793
Adjusted net income	$3,774,028	$1,073,159	$6,925,108	$3,409,116

Basic income per share:
Reported net income	$0.34	$0.08	$0.62	$0.26
Goodwill amortization	—	0.02	—	0.05
Adjusted net income	$0.34	$0.10	$0.62	$0.31

Diluted earnings per share:
Reported net income	$0.32	$0.08	$0.59	$0.25
Goodwill amortization	—	0.02	—	0.05
Adjusted net income	$0.32	$0.10	$0.59	$0.30

8.                                       Other Comprehensive Income

The components of other comprehensive income are as follows for the three months and nine months ended September 30, 2002:

	Three months ended September 30, 2002	Nine months ended September 30, 2002

Net income	$3,774,028	$6,925,108
Net change in fair value of interest rate swap	(191,182)	(331,531)

Other comprehensive income	$3,582,846	$6,593,577

9.             Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator: Net income	$3,774,028	$827,066	$6,925,108	$2,822,323
Weighted average shares outstanding	11,171,152	10,986,802	11,106,562	10,981,897
Effect of dilutive securities:
Stock options	718,339	3,724	608,588	277,749
Denominator for diluted earnings per share	11,889,491	10,990,526	11,715,150	11,259,646
Basic earnings per share	$0.34	$0.08	$0.62	$0.26
Diluted earnings per share	$0.32	$0.08	$0.59	$0.25

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Overview

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing lithotripsy and Orthotripsy® extracorporeal shock wave treatment.  We were formed in December 1995 and began offering lithotripsy services in 1997.  In October 2000, we received FDA approval to market the OssaTron orthopaedic extracorporeal shock wave treatment (“ESWT”) device, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.

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

We recognize revenue in our consolidated statements of income from the following three principal sources:

•                  Fees for clinical services provided by the partnerships.  A substantial majority of our consolidated revenues are derived from fees relating to treatments performed by physicians using our equipment and to related services.  We bill for these fees under two different models.  Under the “wholesale” billing model, we charge a fee to the hospital or surgery center at which the treatment is performed.  Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service per month at the facility, or set as a percentage of revenue derived.  Under the “retail” billing model, we charge the patient’s insurer, HMO or other responsible party, and we pay a fee to the health care facility for access to its premises.  Under either model, the professional fee payable to the physician performing the procedure is typically billed and collected by the physician.  The billing and collection cycle for wholesale fees is typically significantly shorter than for retail fees, although the gross margin for retail billing is moderately higher than for wholesale billing.  During 2001 on a pro forma basis assuming all of our acquisitions had been completed by January 1, 2001, approximately 25% to 30% of our lithotripsy services revenues, and substantially all of our orthopaedic services, were billed on a retail basis.

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

Historically, our revenue was derived primarily from the sale of lithotripsy devices and related consumables and from equipment maintenance fees.  We have implemented a strategy of structuring our operations to focus on revenues from treatment fees, which generate significantly greater operating margins.  Our revenues from treatment fees as a percentage of total revenues increased from approximately 66% in fiscal year 2000 to 76% in fiscal year 2001, and from 73% for the nine-month period ended September 30, 2001 to 83% for the same period in 2002.

As the percentage of our revenue attributable to treatment fees increases, we have become more dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third-party payors.  While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave treatment is a relatively new procedure in the U.S., and the reimbursement policies of third-party payors for this treatment are still developing.  We have negotiated several orthopaedic payment contracts with insurers, and we expect future contracts to be executed.  However, these contracted rates still represent a small portion of patient treatments.  Most of the Company’s  orthopaedic treatment revenue is negotiated with a patient’s insurer on a case by case basis.  Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of Orthotripsy extracorporeal shock wave treatment.

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

In July, 2002, Litho Management, Inc., a wholly owned subsidiary of the Company, sold its general and limited partnership interests in U.S. Lithotripsy, L.P., a consolidated entity, to U.S. Medical Development, Inc. for $6.8 million, resulting in a gain of approximately $3.6 million dollars.  U.S. Lithotripsy, L.P. provided approximately $5,600,000 net revenues in 2002 through the sale date.

In August, 2002, the Company purchased a 49% interest in a Colorado limited liability company that provides benign prostate therapy in nine western states.  The Company accounts for the acquisition using the equity method of accounting.

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

Results Of Consolidated Operations

General

HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services.  During the third quarter of 2002, 75% of the Company’s revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® extracorporeal shock wave treatment (“ESWT”).  The Company, through its partnerships, provides services with 133 devices in the field.  During this quarter, HealthTronics performed 10,139 procedures, a 85% increase over the 5,485 procedures performed during the same period last year.  Much of this increase is related to our December 11, 2001 acquisition of Litho Group, Inc.

The Company has continued to aggressively grow its core lithotripsy business and has worked diligently to integrate the partnerships from the Litho Group acquisition into our organization.  During the first half of 2002, the Company’s primary focus was the establishment of good relations with the physicians in the Litho Group partnerships.  We believe the integration of the acquisition has gone extremely well and we are very pleased to be working with our new physician partners.  Additionally, in the first half of 2003, we plan to offer for sale a portion of the equity in several of the Litho Group partnerships.  Proceeds from the equity sales will be used to retire the long term debt which originated from the Litho Group acquisition.

HealthTronics has also been focused on increasing utilization of the OssaTron devices currently in the U.S. market.  To date, insurance companies representing approximately 35 million people have negotiated a reimbursement rate with the Company for the treatment of plantar fasciitis.  This and other efforts in the reimbursement area are enabling HealthTronics to make continued progress in receiving payment from third-party insurers for such treatments.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Revenue:  Net revenue increased from $10,290,933 for the three months ended September 30, 2001 to $23,071,164 for the three months ended September 30, 2002, an increase of 124%.  This increase is primarily attributable to the increase in device sales and clinical treatment revenue generated by the acquisition of Litho Group, Inc. and to the increase in clinical treatment procedures generated by orthopaedic and urologic partnerships over the third quarter of 2001.

Cost of Devices, Service Parts and Consumables:  Cost of devices, service parts and consumables increased from $1,949,809 for the three months ended September 30, 2001 to $5,739,114 for the three months ended September 30, 2002, an increase of 194%. This increase is attributable to device sales, service parts expense for Orthotripsy ESWT related business, to increased consumable sales and to the acquisition of Litho Group, Inc.

Salaries, General and Administrative Expenses:  Salaries, general and administrative expenses increased from $4,399,924 for the three months ended September 30, 2001 to $9,633,191 for the three months ended September 30, 2002, an increase of 119%.  This increase is primarily attributable to the 2001 lithotripsy partnership acquisitions as well as (1) the addition of personnel for corporate administration, reimbursement administration and Orthotripsy extracorporeal shock wave treatment partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to the Orthotripsy extracorporeal shock wave treatment business.

Depreciation and Amortization:  Depreciation and amortization expenses increased from $1,147,452 for the three months ended September 30, 2001 to $1,381,244 for the three months ended September 30, 2002, an increase of 20%. This increase is primarily attributable to the 2001 acquisitions of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc. offset by the disposition of U.S. Lithotripsy.

Gain on Sale of Subsidiary and Investment Interest: Gain on sale of subsidiary and investment interest increased from $1,160,916 for the three months ended September 30, 2001 to $3,656,566 for the three months ended September 30, 2002, an increase of 215%.  The increase is due to the $3,654,371 gain on the sale of the remaining interest in U.S. Lithotripsy L.P

Interest Expense:  Interest expense increased from $95,516 for the three months ended September 30, 2001 to $649,628 for the three months ended September 30, 2002, an increase of 580%. This increase is primarily attributable to the interest relating to the new credit facility used to finance the acquisition of Litho Group, Inc.

Minority Interest:  Minority interest increased from $2,662,612 for the three months ended September 30, 2001 to $3,668,288 for the three months ended September 30, 2002, an increase of 38%.  This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries primarily as a result of the acquisition of Litho Group, Inc. as well as the increase in the income of the new and existing partnerships.

Provision for Income Taxes: Provision for income taxes increased from $574,101 for the three months ended September 30, 2001 to $2,514,110 for the three months ended September 30, 2002, an increase of 338%. The increase is attributable to the increase in taxable income over the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Revenue:  Net revenue increased from $29,505,660 for the nine months ended September 30, 2001 to $66,897,839 for the nine months ended September 30, 2002, an increase of 127%.  This increase is primarily attributable to the increase in clinical treatment revenue generated by the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc. and, to a lesser extent, to the increase of clinical treatment procedures generated by orthopaedic and urologic partnerships over the first nine months of 2001.

Cost of Devices, Service Parts and Consumables:  Cost of devices, service parts and consumables increased from $6,064,013 for the nine months ended September 30, 2001 to $12,755,996 for the nine months ended September 30, 2002, an increase of 110%. This increase is mainly attributable to the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc.

Salaries, General and Administrative Expenses:  Salaries, general and administrative expenses increased from $12,458,945 for the nine months ended September 30, 2001 to $27,919,228 for the nine months ended September 30, 2002, an increase of 124%.  This increase is primarily attributable to the 2001 lithotripsy partnership acquisitions as well as (1) the addition of personnel for corporate administration, reimbursement administration and Orthotripsy extracorporeal shock wave treatment partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to the Orthotripsy extracorporeal shock wave treatment business.

Depreciation and Amortization:  Depreciation and amortization expenses increased from $3,093,123 for the nine months ended September 30, 2001 to $4,499,809 for the nine months ended September 30, 2002, an increase of 45%. This increase is primarily attributable to the 2001 acquisitions of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc.

Gain on Sale of Subsidiary and Investment Interest: Gain on sale of subsidiary and investment interest increased from $3,725,691 for the nine months ended September 30, 2001 to $4,097,041 for the nine months ended September 30, 2002, an increase of 10%.  The gain on sale of investment interest in 2001 resulted from the sale of partnership interests in newly formed Orthotripsy extracorporeal shock wave treatment partnerships.  Subsequent to FDA approval in October 2000, we established and sold interests in a significant number of these partnerships in order to launch this new treatment and create the technical and clinical infrastructure to support it. In 2002, the gain consists primarily of a gain of $3,654,371 on the July, 2002 sale of the remaining interest in U.S. Lithotripsy L.P.

Interest Expense:  Interest expense increased from $261,289 for the nine months ended September 30, 2001 to $2,332,897 for the nine months ended September 30, 2002, an increase of 793%. This increase is primarily attributable to the interest relating to the new credit facility used to finance the acquisition of Litho Group, Inc.

Minority Interest:  Minority interest increased from $7,153,294 for the nine months ended September 30, 2001 to $13,353,816 for the nine months ended September 30, 2002, an increase of 87%.  This increase is attributable to the increase in the number of minority investors in the Company’s consolidated subsidiaries primarily as a result of the acquisition of Litho Group, Inc. as well as the increase in the income of the new and existing partnerships.

Provision for Income Taxes: Provision for income taxes increased from $1,960,636 for the nine months ended September 30, 2001 to $4,613,238 for the nine months ended September 30, 2002, an increase of 135%. The increase is attributable to the increase in taxable income over the same period of 2001.

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

During the year ended December 31, 2001, we sold medical devices to certain limited partnerships and limited liability corporations in which we have a minority interest and have guaranteed a portion of the long-term obligations related to the purchase of the medical devices.  We have accounted for these minority interests using the equity or cost basis methods of accounting (depending upon our ability to exercise significant influence over the operating and financial policies of the investment partnership).  A pro-rata portion of the profit was deferred on sales of the medical devices to these entities.  There were no sales of medical devices to these entities in the nine months ended September 30, 2002.

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

During 2002 and 2001, we formed limited partnerships in which we are the general partner and into which we contribute an OssaTron.  We may sell an interest in these partnerships to physicians or other unrelated investors.  We generally recognize gain on the interest sold at the time the subscription agreement is signed.  Included in other receivables on the accompanying September 30, 2002 and December 31, 2001 balance sheets is $376,500 and $2,576,500, respectively, relating to sales of partnership interests.

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

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility.  At September 30, 2002, we had approximately $34,800,000 outstanding under the credit facility and additional debt primarily at the subsidiary level.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents were $9,905,210 at December 31, 2001 and $10,258,522 at September 30, 2002.

The $50,000,000 credit facility was obtained from Bank of America, SunTrust Bank and Regions Bank.  The credit facility consists of a five-year term loan of $35,000,000 with scheduled quarterly payments of principal and interest through 2006.  There is also a $15,000,000 revolving credit facility which can be drawn down and paid in flexible increments throughout its five-year life.  Amounts may be borrowed under the credit lines either as Base Rate loans or Eurodollar loans.  The applicable interest rate is calculated by adding the rate for the Eurodollar loans or Base Rate loans, both as defined in the credit facility agreement, to an applicable percentage based on the Company’s leverage ratio.  This applicable percentage is updated quarterly based on the previous quarter leverage ratio.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $13,283,273 compared to $5,310,453 for the nine months ended September 30, 2001.  This increase was primarily the result of increased earnings before depreciation and amortization and minority interest.  Net cash used in investing activities was $2,117,661 for the nine months ended September 30, 2002 compared to $7,985,289 for the nine months ended September 30, 2001.  The decrease in 2002 was due primarily to decreased capital expenditures offset by the proceeds generated from the sale of the Company’s interest in U.S. Lithotripsy.  Net cash used in financing activities aggregated $10,812,300 in the nine months ended September 30, 2002 and net cash provided by financing activities aggregated $385,958 in the nine months ended September 30, 2001, consisting primarily of principal payments on short-term borrowings and long-term debt offset by proceeds from short-term borrowings and long-term debt.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $5,174,374 in the nine months ended September 30, 2002.  We currently estimate that our capital expenditures will aggregate approximately $7,000,000 to $8,000,000 for the year ended December 31, 2002 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or

decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2002 could be higher than anticipated.   We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2002.

We had a commitment to purchase certain machinery from HMT which expired in August 2002, but which was renewed at our discretion.  This and other significant contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$9,500,000	$9,500,000	$—	$—	$—
Long-Term Debt	28,066,556	6,276,180	12,244,749	9,545,627	$—
Capital Lease Obligations	2,253,070	531,060	741,580	980,430	$—
Operating Leases	7,126,832	1,181,344	1,988,461	1,848,576	2,108,451
Purchase Obligations	4,320,000	4,320,000	—	—	—
Total Contractual Cash Obligations	$51,266,458	$21,808,584	$14,974,790	$12,374,633	$2,108,451

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002.  As of September 30, 2002, our fixed-rate debt was approximately $18.75 million, and our corresponding variable-rate debt was approximately $16 million.  Based on our variable-rate debt at September 30, 2002, a one-percent change in interest rates would result in an annual change in interest rate expense of approximately $160,000.

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $18,750,000.  The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.5%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income.  As of September  30, 2002 the market value of the derivatives was a liability of $331,531 which is included on the accompanying balance sheet and the related comprehensive expense of $331,531 has been recorded.

The counterparties to the interest rate swap agreements are major commercial banks.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.  The Company does not anticipate nonperformance of the counterparties.

Cautionary Statements

Included in this report are forward-looking statements that reflect management’s current outlook for future periods.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with healthcare professionals or facilities; inability of healthcare providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; delays in or denial of governmental approval of new treatment modalities, and difficulty in managing the Company’s growth.  Readers are cautioned that, in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Item 3.                    Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosure of Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II.                OTHER INFORMATION

Item 4.                    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

(b) Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

Item 6.                    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

2	Partnership Interest Purchase Agreement by and among HealthTronics Surgical Services, Inc., U.S. Medical Development, Inc. and Litho Management, Inc. dated June 28, 2002.

11	Statement regarding computation of per share earnings is included as Note 9 to the financial statements.

99.1	Certification of CEO Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificationof CFO Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Argil J. Wheelock

Argil J. Wheelock
Chief Executive Officer

/s/ Martin McGahan

Martin McGahan
Chief Financial Officer

/s/ Victoria W. Beck

Victoria W. Beck
Chief Accounting Officer

Date:	November 13, 2002

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Argil J. Wheelock, M.D., Chairman and Chief Executive Officer of HealthTronics Surgical Services, Inc. (the “Registrant”), certify that:

1.             I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.             Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.             Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.             The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)            Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)             Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Argil J. Wheelock, M.D.
Argil J. Wheelock, M.D.
Chairman and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Martin J. McGahan, Chief Financial Officer of HealthTronics Surgical Services, Inc. (the “Registrant”), certify that:

1.             I have reviewed this Quarterly Report on Form 10-Q of the Registrant;

2.             Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.             Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.             The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)            Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)             Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Martin J. McGahan
Martin J. McGahan
Chief Financial Officer