Form 10-K
period 2002-12-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2003-03-26
CIK 1018871

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-30406

HealthTronics Surgical Services, Inc.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction ofincorporation or organization)	58-2210668 (I.R.S. Employer Identification No.)
1841 WEST OAK PARKWAY, SUITE A MARIETTA, GEORGIA (Address of principal executive offices)	30062 (Zip Code)

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

YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐    NO ☒

As of March 20, 2003 the aggregate market value of the voting and non-voting common equity held by non-affiliates was $109,507,577.

The Registrant has 11,418,934 Shares of No Par Value Common Stock as of March 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2003 are incorporated by reference in Part III.

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

Part I

Item 1: Business.

General

        HealthTronics Surgical Services, Inc. (may be referred to as, "HealthTronics", the "Company", "we", "us" or "our") is a leading provider of non-invasive surgical treatments for the urology and orthopaedic markets. Our urology business is two-fold. The major component is lithotripsy, a process in which a device called a lithotripter transmits high energy shock waves through the body to a kidney stone. These shock waves cause the stone to break into small pieces which can then be passed from the body through the normal flow of urine. Also in the urology sector, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we use a technology called trans-urethral microwave therapy and other technologies and, on the cancer side, we use a procedure called cryosurgery of the prostate.

        In orthopaedics, we provide non-invasive surgical solutions for a wide variety of chronic orthopaedic conditions such as heel pain and tennis elbow. We provide these services with our device called the OssaTron®, which is an adaptation of the lithotripsy technology. The OssaTron is approved by the FDA for these two indications and has been demonstrated to be effective through several clinical studies.

        Much of our business is done through partnerships with urologists, orthopaedic surgeons and podiatrists. Underlying our technology is an extensive network of clinical technicians who assist doctors with the treatment and electronic technicians who maintain the medical devices in good working order.

        We were formed in December 1995 and began offering lithotripsy services in late 1996. In October 2000, we received FDA approval to market the OssaTron orthopaedic extracorporeal shock wave device for the treatment of chronic plantar fasciitis, a sometimes debilitating condition characterized by chronic heel pain. On March 14, 2003, we also received FDA approval for the treatment of lateral epicondylitis, or tennis elbow, with the OssaTron extracorporeal shock wave device. Other possible applications are under review.

        Our services are provided principally through limited partnerships or other entities that we manage. Many of these partnerships were formed by us, and we maintain an equity interest ranging from 12.5% to 100% of the partnership while selling any remaining interests to physicians. We generally retain the sole general partnership interest in the partnerships and manage their daily operations. We also provide equipment maintenance services to the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy® extracorporeal shock wave surgery procedures. To date we have expanded our operations by forming partnerships in new geographic markets and acquiring interests in partnerships from unaffiliated parties, and we expect to continue to do so in the future.

        In recent years our lithotripsy business has grown significantly. As of December 31, 2002, we had approximately 80 lithotripsy devices operating in North America. In orthopaedics, as of December 31, 2002, we had approximately 58 OssaTron® brand extracorporeal shock wave devices operating in North America.

        In December 2001, we acquired Litho Group, Inc., the second largest provider of lithotripsy services in the U.S., for a total purchase price of $46.8 million including acquisition costs. Litho Group, Inc. was a non-debtor subsidiary of Integrated Health Services, Inc. which had filed for bankruptcy.

        In July, 2002, Litho Management, Inc., a wholly owned subsidiary of the Company, sold its general and limited partnership interests in U.S. Lithotripsy, L.P., a consolidated entity, to U.S. Medical Development, Inc. for $6.8 million, resulting in a gain of approximately $3.7 million. U.S. Lithotripsy, L.P. provided us with approximately $5.6 million in net revenues in 2002 through the sale date.

        In August, 2002, and November, 2002, the Company purchased a collective 61% interest in a Colorado limited liability company that provides benign prostate therapy in nine western states for a total of $2.8 million in cash and the Company's stock. The Company has consolidated the financial statements of this new subsidiary since the date of purchase.

Industry Overview

        Health care related expenditures constitute a large and growing segment of the U.S. economy. In 2000, total health care expenditures in the United States were estimated at $1.3 trillion, representing approximately 13% of the U.S. gross domestic product, according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of health care services. As a result, total health care expenditures are projected to increase to approximately $2.8 trillion in 2011, representing a compounded annual growth rate of approximately 7%.

        Government programs, private insurance companies, managed care organizations and self-insured employees have sought to limit the growth of health care expenditures. At the same time, technological advances in areas such as endoscopy, interventional radiology and extracorporeal shock wave treatment have provided minimally invasive alternatives to open surgery for many conditions. These alternatives are less costly to perform than open surgery, typically involve fewer complications and, as a result, have a better safety profile and are more convenient for the patient because they can often be performed on an outpatient basis.

        Lithotripsy and orthopaedic shock wave devices use extracorporeal shock waves for the non-invasive surgical treatment of certain medical conditions. Extracorporeal shock wave surgery treats medical conditions by focusing shock waves on a point in the human body to break up tissue. An electrode or other energy source generates a spark to initiate the shock wave. The shock wave reflects off an elliptical surface to focus the energy to the point of treatment. These non-invasive surgical, medical treatments are more effective, and often safer and less costly, than traditional treatment alternatives that may be non-surgical and conservative or invasive in nature. Lithotripsy has been commonly performed in the U.S. for over a decade. While orthopaedic extracorporeal shock wave surgery is relatively new in the U.S., it has been performed in Europe for over five years.

Lithotripsy

        According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime. Most kidney stones occur within the 40-60 year old age group. According to the U.S. Census Bureau, this age segment should increase by 6.7 million people by the year 2010.

        The two primary forms of treatment of kidney stones are lithotripsy and endoscopic extraction, a form of invasive surgery. Of the approximate 600,000 kidney stone cases each year, 250,000 are treated with lithotripsy. Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body's urinary tract. This procedure is non-invasive and typically requires only local anesthesia. Alternative treatments include drug therapy and open surgery.

Orthopaedic Extracorporeal Shock Wave Surgery

        Based on numerous discussions with health care professionals and other evidence, we believe that 6.5-7.0 million cases of plantar fasciitis, a sometimes debilitating condition characterized by chronic heel pain, are diagnosed annually in the U.S. Of these cases, we estimate that approximately 10% of patients choose to have invasive surgery performed.

        The potential market for orthopaedic extracorporeal shock wave surgery includes all patients who have open invasive surgery to treat plantar fasciitis, tennis elbow, Achilles tendonitis, patellar (knee) tendonitis and shoulder tendonitis. The potential market for orthopaedic extracorporeal shock wave surgery may include patients who are treated for other soft tissue conditions, as well.

        Orthopaedic extracorporeal shock wave surgery uses shock waves to treat plantar fasciitis and tennis elbow. Orthotripsy extracorporeal shock wave surgery stimulates new blood vessel formation around the injury to allow tissue-healing cells to repair the condition. Alternative treatments include inactivity, massage, stretching, anti-inflammatory medication, orthotics, physical therapy and invasive surgery.

        Extracorporeal shock wave surgery offers the following advantages over current alternative treatments:

  •
  Cost effectiveness.    Lithotripsy is generally less expensive than invasive surgery because it is faster to perform and because the recovery time is shorter. Typically no overnight hospital stay is required. Orthopaedic extracorporeal shock wave surgery is less costly than invasive surgery due to fewer potential complications and a shorter recovery time.

  •
  Safety.    Both lithotripsy and orthopaedic surgeries that employ extracorporeal shock wave technology are non-invasive, resulting in fewer complications than traditional surgery. Extracorporeal shock wave surgeries are typically outpatient procedures that require only local or regional anesthesia. There are few side effects or complications.

  •
  Quick recovery.    Patients treated with lithotripsy typically return to normal activity one or two days after treatment, as compared to invasive surgery which can regularly require up to 2 weeks to return to normal activity. Patients treated with orthopaedic extracorporeal shock wave surgery typically return to normal activity in 2 to 4 weeks, compared to 8 to 11 weeks after invasive surgery. Additionally, unlike patients of invasive surgery, extracorporeal shock wave treatment patients can typically return to basic activity such as going to work or walking unassisted the day following the treatment.

  •
  Advances in technology.    Improvements in lithotripsy in recent years have made this procedure available to treat kidney stones that previously could have been removed only by invasive surgery. Clinical trials have demonstrated that Orthotripsy extracorporeal shock wave surgery provides an effective treatment for plantar fasciitis and lateral epicondylitis that has not responded to conservative treatment. Orthotripsy extracorporeal shock wave surgery presents a broad upside in the ability to safely and cost-effectively treat multiple other soft tissue indications.

        Hospitals and other providers typically choose not to buy extracorporeal shock wave devices, because of capital budget constraints and space allocation concerns, given that a device may not be needed in one location on a continuous basis. A single mobile device can serve numerous hospitals and other facilities across a large geographic area.

Our Strategy

        We believe that we are one of the leaders in providing lithotripsy services in the United States. We intend to leverage this established leadership position in lithotripsy to expand our position in orthopaedic extracorporeal shock wave surgery. The key components of our strategy are to:

  •
  Increase recognition and use of our Orthotripsy extracorporeal shock wave services.    By taking advantage of our first-mover position in the orthopaedic extracorporeal shock wave surgery market and leveraging the relationships we have established with a wide array of physicians, hospitals and surgery centers through our lithotripsy services, we intend to establish ourselves as the market leader in orthopaedic extracorporeal shock wave surgery services and increase demand accordingly.

  •
  Consolidate position as leading lithotripsy provider.    We intend to consolidate our position within the lithotripsy market and increase our market share by both developing new lithotripsy partnerships and acquiring independent lithotripsy service providers in markets we do not currently serve.

  •
  Expand our physician network.    We will continue to develop our physician network.

  •
  Expand awareness of clinical trials and outcomes.    We intend to devote additional resources to completing and publicizing our FDA studies for additional clinical applications for the OssaTron® brand extracorporeal shock wave device.

Operations

        We are one of the nation's leading providers of equipment and technical and administrative services to physicians, hospitals and surgery centers performing lithotripsy and orthopaedic extracorporeal shock wave surgery. We provide our customers with a "turnkey" solution, including trained technicians, state-of-the-art equipment and all ancillary services and supplies necessary to perform these treatments. We provide our services at pre-scheduled times to meet the health care facility's needs. By utilizing our services on a procedure-by-procedure basis, physicians and health care facilities can provide their patients with high quality clinical treatments while minimizing their investment in technology, human resources and other systems. Additionally, the ongoing need for purchasing and maintenance of equipment as well as the hiring and training of skilled technicians and other personnel is also reduced.

        We use state-of-the-art medical devices, which include lithotripsy and other extracorporeal shock wave devices, as well as x-ray equipment. As of December 31, 2002, we had 80 lithotripsy devices and 58 orthopaedic extracorporeal shock wave surgery devices in operation in approximately 40 states. Our devices have been designed to be mobile, and many of them serve multiple health care facilities. We have contributed several innovations to engineering and transporting devices to maximize convenience and ease of use.

        We source our lithotripsy machines, orthopaedic extracorporeal shock wave surgery devices and x-ray equipment from third-party manufacturers. We currently source the LithoTron® kidney lithotripter and the OssaTron® brand orthopaedic extracorporeal shock wave surgery system from HMT High Medical Technologies, AG ("HMT"), a privately owned company in Switzerland, pursuant to an agreement that grants us exclusive distribution, marketing and selling rights for these products in North America. We source our x-ray systems from Philips, a leading provider of high quality x-ray and other imaging systems. We source substantially all of our electrodes and other consumables from HMT.

        We provide our lithotripsy and orthopaedic extracorporeal shock wave surgery services through our partnership subsidiaries, which generally are owned in part by physician investors. Generally, we act as the general partner and manager of the partnerships. Pursuant to contracts with these partnerships or pursuant to partnership agreements, we manage their daily operations and also provide them with equipment, maintenance and consumables. Our physician partners acquire their partnership interests for a cash payment.

        Generally when a procedure is scheduled, we transport the device to the health care facility by specially designed vans or trucks accompanied by a trained technician and necessary consumables. At the health care facility the device is typically transported to and installed in a designated suite. The physician can then perform the procedure, assisted by our technician. Once the procedure has been completed, the device is transported back to the van and then on to the next facility. One device may service numerous health care facilities.

        Although we provide the devices and technicians to assist the physician, the physician is solely responsible for administering the treatment and separately bills the appropriate payor for the applicable professional fee. The health care facility is responsible for providing space for the physician to perform the procedure and maintaining all patient files and records.

        We contract with health care facilities to provide our services either on a "retail" or "wholesale" basis. Under a retail billing arrangement, the contract with the facility allows us access to the premises for providing our services, and we pay the facility a flat fee per procedure. Substantially all of our Orthotripsy extracorporeal shock wave contracts, and a minority of our lithotripsy contracts, provide for retail billing. Under a wholesale billing arrangement, the facility pays us a fee for providing our services. The facility then bills the third party payor or other responsible party. Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service at the facility per month, or a percentage of revenue collected by the facility from payors in respect of procedures performed using our services.

        Lithotripsy and orthopaedic extracorporeal shock wave surgery devices must be serviced regularly, and we provide this equipment maintenance to our partnerships on a periodic and "on-call" basis. We also procure and provide the electrodes and other consumables that are necessary to operate these devices. We provide these services to third party lithotripsy service companies on a fee basis as well as to our subsidiary partnerships.

        We perform billing and collection services for most of our partnerships. When billing under the retail billing model, we work with physicians and patients to obtain pre-approval of procedures by their insurance companies. We also negotiate with insurance companies and other third party payors for regional or national reimbursement contracts for our Orthotripsy extracorporeal shock wave surgery procedures.

        We have recently completed the FDA Post Approval clinical study of the HealthTronics OssaTron brand orthopaedic extracorporeal shock wave device for the treatment of chronic proximal plantar fasciitis. Post approval studies are routinely required by the FDA. This study consisted of 300 open-label treatments for this condition, obtaining occurrence of complications related to the treatment. The results of this study were filed with the FDA on February 6, 2003 and are consistent with the results of our initial pre-market approval study.

        We also recently received FDA approval for the OssaTron brand orthopaedic extracorporeal shock wave device for the treatment of chronic lateral epicondylitis or "tennis elbow". The Final Report which includes long term follow-up of 225 treated subjects for this multi-site, double blind, randomized, placebo controlled study will be filed with the FDA no later than March 28, 2003.

        The HealthTronics OssaTron brand orthopaedic extracorporeal shock wave device is also currently being studied for the treatment of nonunion or delayed healing of fractures in metatarsals. There has been a small subset of subjects treated under an FDA approved clinical study for the treatment of chronic Achilles tendonitis and chronic Supraspinatus tendonitis. These subjects will continue to be followed to a year post treatment or as outlined in the study protocols.

Seasonality

        Our results of operations have been and can be expected to be subject to quarterly fluctuations. Historically, our lithotripsy business has generated higher treatment volume in the second and third quarters because there tends to be a higher incidence of kidney stone patients in the warmer weather. Our quarterly results can also fluctuate as a result of a number of other factors including the timing and transition of new acquisitions of, or sales of interests in, partnerships or joint ventures and completion or commencement of significant contracts.

Reimbursement

        While patients occasionally pay for lithotripsy procedures, most patients depend upon third party payors, including Medicare, Medicaid, TriCare, and other federal health care programs, as well as private insurers, to pay for their procedures. Some patients also pay directly for Orthotripsy extracorporeal shock wave surgery procedures, but most patients depend upon private insurers to pay for their procedures (most federal health care programs do not yet reimburse for this new procedure). Accordingly, a significant portion of our revenue depends on third party reimbursement.

        Reimbursement for lithotripsy services is well established. Reimbursement for Medicare beneficiaries is in accordance with the Hospital Outpatient Prospective Payment System (HOPPS). Under HOPPS, reimbursement is made on a per procedure basis. The physician is paid a professional fee and the hospital, surgery center or partnership, depending on the facility contract, is paid a technical fee. The technical fee paid to the hospital, surgery center or partnership includes the per procedure share of the cost for any depreciable equipment and the provision of disposable devices, such as the NewTrodes®.

        The reimbursement for Orthotripsy extracorporeal shock wave services has not yet been established. Establishment of permanent codes for Orthotripsy extracorporeal shock wave surgery could facilitate reimbursement because the American Medical Association's issuance of permanent CPT Codes substantiates widespread usage and acceptance of the procedure by the medical community. We have dedicated several employees to monitoring and directing reimbursement strategy for our subsidiary partnerships.

        Future devices and technology that we develop would have to go through a similar process with government and private insurers as with our current technology post-FDA approval. The Medicare approval process is lengthy and there is no assurance that Medicare approval would be granted. Each insurer makes its own determination whether to cover a device or procedure and sets its own reimbursement rate.

        To date, we have worked with physicians and private insurers to gain local, individual payor approval in the United States and have obtained favorable reimbursement decisions from a number of these insurers for Orthotripsy extracorporeal shock wave services. At December 31, 2002 we had secured favorable reimbursement contracts with private insurers covering approximately 36 million lives. We have also entered into several network contracts with private insurance companies and other insurance carriers for established reimbursement rates for Orthotripsy extracorporeal shock wave services. We work with physicians, practice groups, surgery centers and hospitals to do the following with respect to efforts to receive reimbursement for Orthotripsy extracorporeal shock wave services:

  •
  Assist physicians, practice groups, surgery centers and hospitals with obtaining preauthorizations of procedures from insurers;

  •
  Provide criteria to physicians to determine whether the procedure is appropriate for the patient's condition; and

  •
  Provide insurers the necessary data in order to establish coverage for the Orthotripsy extracorporeal shock wave services for their members.

        In obtaining reimbursement for Orthotripsy extracorporeal shock wave services, we have an added challenge in that almost all of our facility contracts with hospitals and surgery centers are currently "retail" or provide that the partnership pays a set fee to the hospital or surgery center per procedure and then the partnership seeks reimbursement from the patient or third party payor. The added challenge to obtaining reimbursement for a new procedure is establishing each individual partnership as a provider recognized by the third party payors.

        To obtain favorable reimbursement decisions in the future, we will need to overcome a number of challenges. One such challenge is that managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. Another challenge is the damage caused by competing firms conducting orthopaedic shock wave services with inferior devices and billing unreasonably high or low fees to patients and third party payors.

Competition

        The lithotripsy services market is highly fragmented and competitive. We compete with other companies, private facilities and medical centers that offer lithotripsy machines and services. We compete with Prime Medical Services, Inc., a national provider of lithotripsy services, as well as with smaller regional and local lithotripsy service providers. Certain of our current and potential competitors have substantial financial resources and may compete with us for acquisitions and development of operations in markets targeted by us. Additionally, while we believe that lithotripsy has emerged as the superior treatment for kidney stone disease, we also compete with hospitals, clinics and individual medical practitioners that offer alternative treatments for kidney stones.

        The orthopaedic extracorporeal shock wave surgery services market is in its infancy, with the first device, the OssaTron, being approved in October, 2000. Two other orthopaedic extracorporeal shock wave devices have recently been approved. On January 15, 2002, Dornier Medical Systems received FDA approval for an orthopaedic shock wave device for the treatment of plantar fasciitis. On July 19, 2002, Siemens Medical Solutions USA, Inc. received FDA approval for an orthopedic shock wave device for the treatment of lateral epicondylitis (tennis elbow). We do not know what either Dornier's or Siemens' strategy is for marketing their devices, however we anticipate that these products will compete against our Orthotripsy extracorporeal shock wave surgery device for the treatment of heel pain and tennis elbow. We also expect to face competition from hospitals, clinics and individual medical practitioners offering surgical and other established treatments for orthopaedic conditions.

        We compete in the lithotripsy market on the basis of what we believe to be superior products and exceptional clinical and technical support. We compete in the orthopaedic extracorporeal shock wave surgery market on the basis of our first to market position, our superior device, training, and our quality service.

Government Regulation

        We are subject to regulation by both the federal government and the states in which we conduct our business. The following is a listing of some, but not all, of these regulations: Social Security Act's Section 1128B, or the Illegal Remuneration Statute, the Federal Self-Referral Law and the Social Security Act's Section 1877, or Stark II.

        The Illegal Remuneration Statute prohibits the referring or arranging for the referral of a patient that is paid for in whole or in part by Medicare, Medicaid or similar government programs. The federal government provides exceptions or "safe harbors" for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the Illegal Remuneration Statute. We contract with hospitals and other health care facilities under a variety of financial arrangements, and physicians have ownership interests in some entities in which we have an interest. If we were found to have failed to comply with any of these laws, we could suffer criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid or other governmental health care programs and possible license revocation. We believe that we fully comply with these regulations. However, we can give no assurances that our activities will be found to comply with these laws if scrutinized by authorities.

        The Federal Self-Referral Law prohibits a physician from referring a patient to an entity with which the physician (or a family member) has a financial relationship if the referral involves a "designated health service" reimbursable under the Medicare or Medicaid programs. Certain transactions involving lithotripsy or orthopaedic extracorporeal shock wave surgery could create a financial relationship between physicians and hospitals.

        Although the Stark II final regulations do not provide a specific exception for lithotripsy services, the regulations do provide needed clarity and certain opportunities for our lithotripsy subsidiaries to operate in compliance with Stark II. In the commentary to the final regulations, the Health Care Financing Administration ("HCFA", the predecessor to The Centers for Medicine & Medicaid Services or CMS) notes its desire to permit physician-owned lithotripsy ventures to continue if the ventures are structured such that no direct or indirect compensation arrangement is created, or the arrangement fits within a compensation arrangement exception to Stark II. The final regulations accomplish HCFA's desire in part by: (i) clarifying that physician-owned lithotripsy vendors providing services under arrangements with hospitals can comply with Stark II by either structuring the arrangements so that they are not compensation arrangements, as defined in the final regulations, or they qualify under a compensation exception (but not an ownership interest exception as well); (ii) broadening certain existing Stark II statutory exceptions by redefining standards to allow per-use lithotripsy payments, as long as such payments are at fair market value; and (iii) adding two new Stark II regulatory exceptions that are potentially available for our lithotripsy subsidiaries' operations.

        Currently, orthopaedic extracorporeal shock wave surgery generally is not covered by Medicare or Medicaid. We do not know whether it will be covered in the future.

        Some states have regulations that require facilities or devices such as mobile lithotripters or orthopaedic shock wave devices to be licensed and to have appropriate emergency care resources and qualified staff meeting specified educational and experience criteria. The motor vehicles we use to transport our mobile equipment are subject to safety regulation by the U.S. Department of Transportation and the states in which we conduct our business.

        We believe we comply in all material respects with the foregoing laws and regulations, and all other applicable regulatory requirements; however, these laws are complex and courts and enforcement agencies have broadly construed them. Thus, there can be no assurance that we will not be required to change our practices or relationships with treating physicians who are investors in our subsidiaries, or that we will not experience material adverse effects as a result of any investigations or enforcement actions by a federal or state regulatory agency.

        Title II, subtitle F, sections 261-264 of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), Public Law 104-191, titled "Administrative Simplification" was enacted to improve the efficiency and effectiveness of the health care system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, Congress required the Secretary of the United States Department of Health and Human Services ("DHHS") to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

  •
  the development of electronic transactions and code sets to be used in those transactions;

  •
  the development of unique health identifiers for employers, health plans, and health care providers;

  •
  the security of individual health information;

  •
  the transmission and authentication of electronic signatures; and

  •
  the privacy of individually identifiable health information.

        Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000 and for the privacy of individually identifiable health information on December 28, 2000, both of which apply to health plans, health care clearinghouses and health care providers who transmit any health information in electronic form in connection with certain administrative and financial health care transactions, including claims, enrollment, eligibility, payment and coordination of benefits. Final rules for the security standards were published on February 20, 2003. Compliance with the privacy regulations and with the electronic transactions and code sets regulations is required by April 14, 2003 and by October 16, 2003, respectively. Compliance with the rules for security standards is required by April 21, 2005.

        We are currently evaluating the effect of the final rules published to date and have developed a task force to address the standards set forth in these rules and their effect on our business. Given the complexity of these regulations, we cannot estimate at this time the cost of compliance.

        HIPAA also has implemented the most sweeping amendments to the federal health care fraud laws to date. Specifically, HIPAA also has created five new health care related crimes and has granted authority to the Secretary of the DHHS to impose certain civil and criminal penalties. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs, investigations, audits, and inspections to control fraud and abuse.

        New crimes under HIPAA include:

  •
  knowingly and willfully committing a federal health care offense (such as defrauding embezzling or stealing) relating to a health care benefit program; and

  •
  knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with the delivery of or claims on payment for health care benefits, items or services by a health care benefit program.

        These provisions of HIPAA criminalize situations that previously were handled exclusively civilly through repayments of overpayments, offsets and fines. We believe that our business arrangements and practices comply with HIPAA. However, a violation could subject us to penalties, fines and/or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenue or profits.

        A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such changes on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration of or interpretation of existing legislation regarding governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the results of our operations.

        Our lithotripsy, orthopaedic and other urologic equipment is subject to regulation by the FDA. The current and future preclinical and clinical testing, manufacturing, labeling, distribution and promotion of our medical devices are subject to extensive and rigorous government regulation by the FDA in the United States and by comparable regulatory bodies in other countries. Noncompliance with applicable regulatory requirements can lead to enforcement action by the FDA or comparable foreign regulatory bodies that may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal by the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution.

        Our medical devices, the LithoTron and the OssaTron, were required to obtain pre-market approval by the FDA to ensure their safety and effectiveness.

        Even after regulatory clearance or approval to market a device is obtained from the FDA, the Company may be required to make further filings with the FDA under certain circumstances. FDA regulations require agency approval for certain changes to a marketed device.

        Any products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are subject to routine inspections by the FDA and state agencies and must comply with the host of regulatory requirements that usually apply to medical devices in the United States, including labeling regulations, elaborate testing, control, documentation, and other quality assurance procedures, reporting to the FDA certain adverse events involving devices, and prohibitions against promoting products for unapproved or "off-label" uses.

        Several of our products under development will require clinical trials to determine their safety and efficacy in humans for various conditions.

        We believe we comply in all material respects with the foregoing laws and regulations, and all other applicable regulatory requirements; however, these laws are complex and courts and enforcement agencies have broadly construed them. Thus, there can be no assurance that we will not be required to change our practices or relationships with treating physicians who are investors in our subsidiaries, or that we will not experience material adverse effects as a result of any investigations or enforcement actions by a federal or state regulatory agency.

Employees

        We had 312 employees, including those employed by our consolidated subsidiaries, as of December 31, 2002. We believe that relations with the employees are good.

Risk Factors

        Each of the following risk factors could adversely affect our business, financial condition and operating results, as well as the value of an investment in our common stock.

If we are not able to establish or maintain relationships with physicians and hospitals, our ability to successfully commercialize our current or future products will be materially harmed.

        We are dependent on health care providers in two respects. First, if physicians and hospitals and other health care facilities determine that our services are not of sufficiently high quality or reliability, or if facilities determine that our services are not cost effective, they will not utilize our services. Second, physicians generally own equity interests, and in some cases majority interests, in our partnerships. We provide a variety of services to the partnerships and in general manage their day-to-day affairs. Our operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with our services or if we became involved in disputes with our partners.

Because of extensive health care regulation, we may not be able to enter into certain transactions with health care professionals or facilities to place our products in service.

        Our operations and those of health care professionals and facilities with which we do business are subject to extensive regulation by federal and state governments. Such regulations may force us to delay, modify or avoid certain transactions that would otherwise benefit us.

        The Medicare and Medicaid Anti-Kickback Statute ("Anti-Kickback Statute") prohibits certain business practices and relationships under Medicare, Medicaid and other federal health care programs. Prohibited practices include the payment, receipt, offer or solicitation of money in connection with the referral of patients for services covered by a federal or state health care program. We contract with physicians under a variety of financial arrangements, and physicians have ownership interests in some entities in which we too have an interest. If we are found to have failed to comply with any of these laws, we could suffer criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid or other governmental health care programs and possible license revocation.

        The Federal Self-Referral Law prohibits a physician from referring a patient to an entity with which he or she (or a family member) has a financial relationship if the referral involves a "designated health service" reimbursable under the Medicare or Medicaid programs. Our partnerships and their contracts may create a financial relationship between physicians and hospitals. Regulations under the Federal Self-Referral Law do provide that a rental arrangement that otherwise satisfies a lease exception may provide for payment on a per-treatment or usage basis, even if physicians own the equipment and refer their patients for treatments using the equipment.

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

        Although we typically consult with local counsel before entering a market, it is possible that based on developments or differing interpretations of state law, regulatory officials could take exception to our "retail" model facility contracts.

Third party payors could refuse to reimburse health care providers for use of our current or future products, which could make our revenues decline.

        Third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of medical procedures and treatments. In addition, significant uncertainty exists as to the reimbursement status of newly approved health care products. Lithotripsy treatments are reimbursed under various federal and state programs, including Medicare and Medicaid, as well as under private health care programs, primarily at fixed rates. Governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, and private programs are subject to policy changes and commercial considerations, all of which may have the effect of decreasing program payments, increasing costs or requiring us to modify the way in which we operate our business. These changes could have a material and adverse effect on us.

        Orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and reimbursement policies are still evolving. Medicare does not currently reimburse for this procedure, and there is no current procedural terminology, or CPT, code designated for the procedure by the American Medical Association. Reimbursement by private third party payors has been made on a case-by-case basis. We cannot assure you that third party payors will establish and maintain price levels sufficient for us to realize an appropriate return on our investment. Furthermore, physicians, hospitals and other health care providers may be reluctant to perform these procedures, and therefore may not utilize our services, if they do not receive sufficient reimbursement for the cost of the procedures. Competing orthopaedic shock wave devices that use low energy protocols and are marketed to physicians for use in office settings, or treatment use by technicians or physical therapists may also cause a material decrease in reimbursement by third party payors as a result of confusion in the market regarding high energy and low energy devices or protocols.

New federal and state legislation and regulatory initiatives relating to patient privacy could require us to expend substantial sums acquiring and implementing new information systems, which could negatively impact our financial results.

        There is recent legislation and several regulatory initiatives at the state and federal levels addressing patient privacy concerns. New federal legislation will extensively regulate the use and disclosure of individually identifiable health-related information and the security and standardization of electronically maintained or transmitted health-related information. We do not yet know the total financial or other impact of these regulations on our business. Compliance with these regulations could require us to spend substantial sums, including but not limited to purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with these privacy regulations, we could suffer civil penalties up to $25,000 per calendar year per standard (with well over fifty standards with which to comply) and criminal penalties with fines of up to $250,000 for willful and knowing violations. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These laws vary by state and could impose additional penalties.

We face intense competition and rapid technological change that could result in products that are superior to the products on which our current or proposed services are based.

        Competition in our industry is intense. We compete with national, regional and local providers of lithotripsy and orthopaedic extracorporeal shock wave surgical services. This competition could lead to a decrease in our profitability. Moreover, if our customers determine that our competitors offer better quality services or are more cost effective, we could lose business to these competitors. The medical device industry is subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than the products on which our services are based, which could render our services obsolete or noncompetitive. Our business is also impacted by competition between lithotripsy and orthopaedic extracorporeal shock wave surgery services, on the one hand, and surgical and other established methods for treating urological and orthopaedic conditions.

We may be subject to costly and time-consuming product liability actions that would materially harm our business.

        Our business exposes us to potential product liability risks that are inherent in the medical device industry, including those which may arise from misuse or malfunction of, or design flaws in, the extracorporeal shock wave treatment devices we use. We may be held liable if patients undergoing lithotripsy, orthopaedic extracorporeal shock wave or prostate surgery using our devices are injured. Treatment with the extracorporeal shock wave device may result in a variety of complications, in particular, post-treatment pain and neurological symptoms. We cannot ensure that we will be able to avoid product liability exposure. Product liability insurance is generally expensive, if available at all. We cannot ensure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

The failure to integrate Litho Group, Inc. and its subsidiary partnerships successfully may result in our not achieving the anticipated benefits of the merger.

        We acquired Litho Group, Inc. ("LGI") in December 2001. LGI had revenues in 2001 prior to its acquisition by us of approximately $50.4 million, compared to our 2001 revenues of $43.9 million and our 2002 revenues of $87.2 million. In integrating LGI, we face challenges in consolidating functions, integrating its organizations, procedures and operations in a timely and efficient manner and retaining key personnel. These challenges will result principally because LGI:

  •
  maintains partnerships in geographic locations outside of our current locations;

  •
  conducts business through partnerships using retail reimbursement billing that increases collection risk;

  •
  has some partnerships that use older lithotripters that, while still functioning adequately, may need to be replaced, thereby increasing costs;

  •
  has different management policies and financial software which will need to be converted to our standards; and

  •
  has some different employment and compensation arrangements for its employees.

        As a result, the integration will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our revenues, level of expenses and operating results. A commitment was also made to sell, and we are currently selling, additional interests in each LGI partnership to physicians, thereby diluting our ownership interest in each partnership. This ownership dilution may decrease earnings from each partnership. The term on some partnerships' purchase in the LGI transaction will also expire in the next 4 to 10 years. There is no guarantee that the physician partners will renew the partnership to include the Company as a partner or general/managing partner. Such exclusion would have a material adverse impact on continuing revenue and earnings.

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

        Our success depends greatly on our ability to attract and retain qualified management and technical personnel, as well as to retain the principal members of our existing management staff. Our Chairman, Dr. Argil Wheelock, is a urologist whose management ability and relationships with our physician partners are extremely important to us. The loss of services of any key personnel could adversely affect our current operations and our ability to implement our growth strategy. There is intense competition within our industry for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. If we fail to attract and retain key management staff, or if we lose any of our current management team, our business, financial condition and operating results could be materially harmed.

We have incurred a significant amount of indebtedness.

        We incurred debt to finance the acquisition of Litho Group, Inc. To comply with the debt covenants, we must use a significant portion of our operating cash flows to meet scheduled payment terms. At December 31, 2002, we had debt outstanding of approximately $38.0 million and shareholders' equity of $33.0 million. We may continue to borrow funds to finance acquisitions as well as for other purposes.

        Such a large amount of debt could have negative consequences for us, including without limitation:

  •
  restricting our ability to obtain financing in the future;

  •
  making a substantial portion of our cash flow dedicated to interest and principal obligations and unavailable for other purposes;

  •
  limiting our flexibility to successfully address changing economic, business and competitive conditions; and

  •
  making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions.

        The failure to comply with the covenants in the agreement governing the terms of our indebtedness could be an event of default and could accelerate the payment obligations. Certain covenants also limit our ability to take certain actions without lender approval.

We utilize a single supplier to manufacture certain products we distribute.

        We currently source our lithotripsy and orthopaedic extracorporeal shock wave devices from HMT, a privately held company that is not required to publish any financial information. If HMT experiences financial, manufacturing or development difficulties or if there are adverse developments in our relationship with HMT, we may be required to find an alternative manufacturer or to manufacture our products on our own. There are currently only two other manufacturers of FDA-approved orthopaedic extracorporeal shock wave surgery devices, and if we cannot purchase devices from these companies, we would need to obtain, either alone or with a third-party manufacturer, FDA approval before marketing and using another orthopaedic extracorporeal shock wave surgery device. We may not be able to find an alternative source to develop or manufacture our products on a timely basis or on terms acceptable to us; however, we believe we could find suitable alternatives. We do not own or operate any manufacturing facilities.

We may not be able to achieve market acceptance of extracorporeal shock wave surgery for orthopaedic indications.

        We anticipate that most of our near-term growth will come from our orthopaedic operations. However, orthopaedic extracorporeal shock wave surgery is a new medical procedure in the U.S. with no established market. There are established alternatives to treating the indications for which we intend to promote orthopaedic extracorporeal shock wave surgery. Moreover, physicians may not utilize the OssaTron device until they receive long-term clinical evidence to convince them to alter their existing treatment methods. Physicians may also resist using the OssaTron device until we have demonstrated that third party payors will reimburse them for procedures using it.

We cannot commercialize the use of the OssaTron for any additional orthopaedic indications until we have obtained regulatory approval for any such indication.

        Medical devices like the OssaTron device must be approved by the U.S. Food and Drug Administration ("FDA") prior to their marketing for commercial use. The FDA often grants approval only for a particular indication or disease, and in these cases, the device may not be marketed for use in treating other conditions unless the FDA grants additional approvals. The process of attempting to obtain regulatory approvals is unpredictable, often lengthy and requires the expenditure of substantial resources. The FDA can delay, limit or deny approval for several reasons, including:

  •
  danger or ineffectiveness of the product;

  •
  disagreements with us over interpretations of clinical data; and

  •
  new or revised approval policies.

        The FDA has granted approval for marketing the OssaTron device to treat plantar fasciitis. On March 14, 2003, the FDA granted us approval to market the OssaTron device for treatment of lateral epicondylitis or tennis elbow. Our orthopaedic business may not be successful and our long-term growth prospects may not be realized without FDA approval for the use of the OssaTron device in indications other than plantar fasciitis and lateral epicondylitis. Furthermore, any delay in receiving approval, failure to receive approval or failure to comply with existing or future regulatory requirements would harm our ability to conduct our business.

The market price of our common stock may experience substantial fluctuation for reasons over which we have little control.

        Our stock price has a history of volatility. Fluctuations have occurred even in the absence of significant developments pertaining to our business. Stock prices and trading volume of companies in the health care and health services industry have fallen and risen dramatically in recent years. Both company-specific and industry-wide developments may cause this volatility. During 2002, our stock price ranged from $6.04 to $17.75. Factors that could impact the market price of our common stock include the following:

  •
  future announcements concerning us, our competitors or the health care services market generally;

  •
  developments relating to our relationships with hospitals, surgery centers or physicians;

  •
  developments relating to our sources of supply;

  •
  claims made or litigations filed against us;

  •
  changes in, or new interpretations of, government regulations;

  •
  changes in operating results from quarter to quarter;

  •
  sales of stock by insiders;

  •
  news reports relating to trends in our markets;

  •
  acquisitions and financings in our industry; and

  •
  overall volatility of the stock market.

        Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

For More Information About Us

        As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:

  •
  annual reports on Form 10-K (such as this report);

  •
  quarterly reports on Form 10-Q;

  •
  current reports on Form 8-K;

  •
  proxy statements on Schedule 14A.

        Anyone may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also visit the internet site maintained by the SEC that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is http://www.sec.gov.

        Also, we make certain of our SEC filings available on our own internet site as reasonably practicable after we have filed with the SEC. Our internet address is http://www.healthtronics.com.

Item 2: Properties.

        In January 2000, we negotiated a seven-year lease on a 28,000 square foot facility in Marietta, Georgia. We took occupancy of the new facility in April 2000. In February 2003, we negotiated an amendment to our seven-year lease to include an additional 15,000 square feet adjacent to our current facility. The adjusted monthly rental is calculated on a graduating scale beginning at $26,800 per month for the first year and ending with $29,400 per month for the last year. The new straight-line expense is $28,000 per month for the life of the lease. The property is in good condition and is sufficient to meet our current operating needs.

        The Company's consolidated subsidiaries generally lease office or clinical space around the United States. Lease terms are typically for five to ten years. The Company believes that its current facilities are suitable and adequate to support the current level of its present operations.

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

Item 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Part II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.

        We began trading on the Nasdaq Stock Market on November 16, 1999 under the symbol HTRN. The following table sets forth the high and low sales price for our Common Stock for the quarters indicated as reported.

Fiscal Year ended December 31, 2001	High	Low
First Quarter	$13.75	$6.19
Second Quarter	$11.35	$6.63
Third Quarter	$10.25	$4.45
Fourth Quarter	$9.55	$5.30
Fiscal Year ended December 31, 2002	High	Low
First Quarter	$12.30	$7.60
Second Quarter	$17.50	$9.25
Third Quarter	$17.75	$7.41
Fourth Quarter	$9.94	$6.04

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

        At February 28, 2003, there were approximately 188 shareholders of record.

        We have not paid dividends on common stock since our inception in December 1995. Our Board of Directors does not anticipate that any cash dividends will be paid in the foreseeable future.

Item 6: Selected Financial Data

        The following table sets forth selected consolidated financial data which have been derived from our consolidated financial statements for the five years ended December 31, 2002, 2001, 2000, 1999 and 1998. All the information set forth below should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes included elsewhere herein. See "Index to Financial Statements."

	Years ended December 31,
Consolidated statement of operations data:
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Net Revenue	$87,192	$43,882	$33,846	$24,414	$14,682
Operating income	27,088	11,705	10,370	7,707	3,786
Minority interest	(16,575)	(10,230)	(7,039)	(5,076)	(2,292)
Interest expense, net	(2,767)	(335)	(143)	(261)	(145)
Net income	$8,543	$3,133	$2,621	$1,597	$1,205

Net income per common share—diluted	$0.73	$0.28	$0.24	$0.16	$0.13

Weighted average number of shares outstanding—diluted	11,739	11,123	11,098	10,238	9,446
	As of December 31,
Consolidated balance sheet data:
	2002	2001	2000	1999	1998
Cash and cash equivalents	$16,808	$9,905	$5,823	$5,025	$802
Working capital	3,345	9,287	10,452	6,870	2,624
Total assets	105,631	101,569	30,433	23,535	14,115
Long-term debt and other long-term obligations	30,436	44,302	3,641	3,046	3,441
Minority interest	12,133	14,770	3,945	2,224	1,470
Shareholders' equity	32,831	21,876	18,184	14,128	7,625

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        This prospectus contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. See "Forward-looking information". We undertake no obligation to publicly release any revisions to any forward-looking statement in this discussion to reflect events and circumstances occurring after the date of this prospectus or to reflect unanticipated events.

Overview

        We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing lithotripsy and Orthotripsy extracorporeal shock wave surgery. We were formed in December 1995 and began offering lithotripsy services in 1996. In October 2000, we received FDA approval to market an orthopaedic extracorporeal shock wave surgery device, the OssaTron, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.

        Our services are provided principally through limited partnerships or other entities that we manage which use lithotripsy devices or the OssaTron orthopaedic shock wave device. Many of these partnerships were formed by us, and we have retained an equity interest ranging from 12.5% to 100% while selling any remaining interests to physicians. We generally retain the sole general partnership interest in the partnerships and manage their daily operations. We also provide equipment maintenance services to the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy extracorporeal shock wave surgery procedures. To date we have expanded our operations by forming partnerships in new geographic markets and acquiring interests in partnerships from third parties, and we expect to continue to do so in the future.

        As a result of the control we exert over the partnerships by virtue of our sole general partnership interest, management contract and otherwise, for financial reporting purposes we consolidate the results of operations of the partnerships with our own even though we own less than all (and in many cases less than 50%) of their outstanding equity interests. We reflect the equity of third-party partners in the partnerships' results of operations in our consolidated statements of income and on our consolidated balance sheet as minority interest.

        In certain instances, we do not control partnerships or other entities in which we have ownership interests. We account for our interests in these entities either on the equity or cost basis, depending on the degree of influence we exert over the entity.

        We recognize revenue in our consolidated statements of income from the following three principal sources:

  •
  Fees for clinical services provided by the partnerships.    A substantial majority of our consolidated revenues are derived from technical fees relating to treatments performed using our equipment and related services. We bill for these fees under two different models. Under the "wholesale" billing model, we charge a fee to the hospital or other surgery center at which the treatment is performed. Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service at the facility per month, or set as a percentage of revenue derived. Under the "retail" billing model, we charge the patient's insurer, HMO or other responsible party, and we pay a fee to the health care facility for access to its premises. Under either model, the professional fee payable to the physician performing the procedure is generally billed and collected by the physician. The billing and collection cycle for wholesale fees is typically significantly shorter than for retail fees, although the gross margin for retail billing is moderately higher than for wholesale billing.

  •
  Technical services, equipment maintenance and sale of consumables to unaffiliated third parties.    We charge fees to unaffiliated third parties who own or operate lithotripsy devices for equipment maintenance, technical support and related services. We also sell a variety of consumables used in lithotripsy and orthopaedic extracorporeal shock wave surgery procedures to unaffiliated third parties.

  •
  Equipment sales to third parties.    To a limited extent, we generate revenue from the sale of shock wave devices to third parties.

        Historically, our revenue was derived primarily from service fees and the sale of lithotripsy devices and related consumables. We have implemented a strategy of structuring our operations to focus on revenues from treatment fees, which generate significantly greater operating margins.

        As the percentage of our revenue attributable to treatment fees has increased, we have become more dependent, both directly in the case of "retail" billing and indirectly in the case of "wholesale" billing, on the reimbursement policies of governmental and private third party payors. While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this treatment are still developing. Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of Orthotripsy extracorporeal shock wave surgery.

        We completed several acquisitions in 2001 that significantly expanded our operations. In May 2001 we acquired Heritage Medical Services of Texas, Inc. and HSC of Gulf Coast, Inc. for $565,000 in cash. These entities provided lithotripsy operations similar to our own and recorded net revenues in 2000 of $4.1 million. In December 2001 we acquired Litho Group, Inc. for $42.5 million in cash. We financed this purchase with borrowings under a credit facility established at the time of the acquisition. Litho Group, Inc., which also provided lithotripsy services similar to our own, had net revenues in 2000 of $57.6 million and net revenues in 2001 (through the date of acquisition) of $50.4 million. Each of these acquisitions was accounted for as a purchase, and consequently the results of operations of the acquired companies are included in our own since the date of their respective acquisitions. See Note 4 of the Notes to Consolidated Financial Statements.

        Historically our business has consisted primarily of lithotripsy equipment sales and, more recently, patient treatments. In October 2000 we received FDA approval to market our Orthotripsy extracorporeal shock wave device for the treatment of plantar fasciitis. Since then we have been engaged in an active program of forming orthopaedic services partnerships, selling interests in these partnerships to physicians and other activities designed to promote this new orthopaedic treatment modality. On March 14, 2003, we received FDA approval to market our orthopaedic shock wave device for the treatment of lateral epicondylitis or tennis elbow.

Results of Consolidated Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Revenue:    Net revenue increased from $43,882,106 for the year ended December 31, 2001 to $87,192,411 for the year ended December 31, 2002, an increase of 99%. This increase is primarily attributable to the increase in clinical treatment revenues generated as a result of the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc., and Litho Group, Inc. and, to a lesser extent, to the increase in clinical treatment revenues generated by orthopaedic and urology partnerships over 2001.

        Cost of Devices, Service Parts and Consumables:    Cost of devices, service parts and consumables increased from $8,685,833 for the year ended December 31, 2001 to $16,875,224 for the year ended December 31, 2002, an increase of 94%. This increase is mainly attributable to the acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc.

        Salaries, General and Administrative Expenses:    Salaries, general and administrative expenses increased from $19,094,994 for the year ended December 31, 2001 to $37,541,687 for the year ended December 31, 2002, an increase of 97%. This increase is primarily attributable to the lithotripsy partnership acquisitions completed in the latter part of 2001 as well as the addition of (1) personnel for corporate administration, reimbursement administration and Orthotripsy partnership operations and (2) marketing and general expenses for the expansion of reimbursement and corporate administrative functions related to the Orthotripsy business.

        Depreciation and Amortization:    Depreciation and amortization increased from $4,395,956 for the year ended December 31, 2001 to $5,687,131 for the year ended December 31, 2002, an increase of 29%. This increase is primarily attributable to the 2001 acquisition of Heritage Medical Services of Texas, Inc., HSC of Gulf Coast, Inc. and Litho Group, Inc. offset by the sale of U.S. Lithotripsy, L.P.

        Equity in Earnings of Unconsolidated Partnerships:    Equity in earnings of unconsolidated partnerships increased from $194,141 for the year ended December 31, 2001 to $608,190 for the year ended December 31, 2002, an increase of 213%. This increase is attributable to the growth of the equity-based partnerships.

        Gain on Sale of Subsidiary and Investment Interest:    Gain on sale of subsidiary and investment interest increased from $3,396,860 for the year ended December 31, 2001 to $4,362,592 for the year ended December 31, 2002, an increase of 28%. The gain on sale of subsidiary and investment interests in 2001 resulted from the sale of partnership interest in newly formed Orthotripsy extracorporeal shock wave surgery partnerships. In 2002, the gain primarily consists of a gain of $3,654,371 on the July 2002 sale of the remaining interest in U.S. Lithotripsy, L.P.

        Interest Expense:    Interest expense increased from $509,052 for the year ended December 31, 2001 to $2,963,387 for the year ended December 31, 2002, an increase of 482%. This increase is primarily attributable to the addition of debt to finance the acquisition of Litho Group, Inc.

        Minority Interest in Consolidated Subsidiaries:    Minority interest in consolidated subsidiaries increased from $10,230,481 for the year ended December 31, 2001 to $16,575,323 for the year ended December 31, 2002, an increase of 62%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries primarily as a result of the acquisition of Litho Group, Inc. as well as income growth of new and existing subsidiaries.

        Provision for Income Taxes:    Provision for income taxes increased from $2,086,791 for the year ended December 31, 2001 to $5,491,044 for the year ended December 31, 2002, an increase of 163%. The increase is attributable to the increase in taxable income over the prior year.

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

        Gain on Sale of Subsidiary and Investment Interest:    Gain on sale of subsidiary and investment interest increased from $739,851 for the year ended December 31, 2000 to $3,396,860 for the year ended December 31, 2001, an increase of 359%. This increase is due to gains recognized in 2001 on the sale of Orthotripsy partnership interests over 2000.

        Interest Expense:    Interest expense increased from $378,523 for the year ended December 31, 2000 to $509,052 for the year ended December 31, 2001, an increase of 34%. This increase is primarily attributable to the addition of debt to finance the fourth quarter acquisition of Litho Group, Inc.

        Minority Interest in consolidated subsidiaries:    Minority interest in consolidated subsidiaries increased from $7,038,613 for the year ended December 31, 2000 to $10,230,481 for the year ended December 31, 2001, an increase of 45%. This increase is attributable to the increase in the number of minority investors in the Company's consolidated subsidiaries as well as the increase in the income growth of new and existing subsidiaries.

        Provision for Income Taxes:    Provision for income taxes increased from $1,860,221 for the year ended December 31, 2000 to $2,086,791 for the year ended December 31, 2001, an increase of 12%. The increase is attributable to the increase in taxable income over the prior year.

Results of Operations

        The following table shows certain statement of operations items expressed as a percentage of revenues for the years ended December 31, 2000, 2001 and 2002:

	Year ended December 31,
	2002	2001	2000
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of devices, service parts and consumables	19.3	19.8	27.0
Salaries, general and administrative expenses	43.1	43.5	34.0
Depreciation and amortization	6.5	10.0	8.4

Total operating expenses	68.9	73.3	69.4

Operating income	31.1	26.7	30.6
Equity in earnings of unconsolidated partnerships	0.7	0.4	0.5
Partnership distributions from cost basis investments	0.6	1.1	1.1
Gain on sale of investment interest	5.0	7.7	2.2
Gain on sale of property and equipment	0.9	—	—
Interest expense	(3.4)	(1.2)	(1.1)
Interest income	0.2	0.5	0.7

Income before minority interest and income taxes	35.1	35.2	34.0
Minority interest	19.0	23.3	20.8

Income before taxes	16.1	11.9	13.2
Provision for income taxes	6.3	4.8	5.5

Net income	9.8	7.1	7.7

        The accompanying consolidated financial statements include the accounts of each of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 5 to the financial statements for discussion of minority interests.

Quarterly Statement of Earnings Data

        The following table presents certain quarterly statement of earnings data for the years ended December 31, 2001 and 2002. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

Quarterly Statement of Earnings Data

	2002				2001
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$21,050	$22,777	$23,071	$20,294	$10,158	$9,057	$10,291	$14,376
Earnings, before income taxes	2,562	2,688	6,288	2,496	1,598	1,137	1,401	1,083
Net income	1,538	1,613	3,774	1,618	943	671	827	691
Diluted earnings per common share	0.14	0.14	0.32	0.14	0.08	0.06	0.08	0.06

        Earnings per common share amounts are calculated on a quarterly basis and may not total to the annual amount.

Critical Accounting Policies

        Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Estimates and assumptions are reviewed periodically and the effects of the revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates, and any such differences may be material to the financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Consolidation

        Our consolidated financial statements include the accounts of those significant subsidiaries that we control. They also include our undivided interests in these subsidiaries' assets and liabilities. Amounts representing our percentage interest in the underlying net assets of other significant affiliates that we do not control, but over which we exercise significant influence, are included in "Investments in unconsolidated entities"; our share of the net income of these companies is included in the consolidated statement of income caption "Equity in earnings of unconsolidated entities". The accounting for these non-consolidated companies is referred to as the equity method of accounting. Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at cost or fair value, as appropriate.

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

        Net revenue includes treatment fees for medical devices in the clinical setting. Treatment revenue is primarily "wholesale" or "retail". Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retail revenue, generated when we bill third party payors for medical facility and technical fees, is recorded at the time services are rendered. These third party billings may or may not be contractual. Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made.

        We may sell medical devices to certain entities in which we have an interest and may have guaranteed a portion of the long-term obligations related to such purchases. We eliminate profits on such transactions where the purchaser is a consolidated subsidiary of ours. A pro rata portion of the profit will be deferred on sales to unconsolidated subsidiaries where we have accounted for our investment interest using the equity or cost basis methods of accounting (depending on our ability to exercise significant influence over the operating and financial policies of the joint venture).

        Revenue is recognized upon delivery at the customer's destination for sales of medical devices to unaffiliated entities. For miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company.

        Revenue generated from service contracts is recognized ratably over the life of the related contract.

        We form wholly owned limited partnerships in which we are the general partner and then contribute a medical device to the partnership. We may sell interests in these partnerships to physicians or other investors. We generally recognize a gain on the interest sold as non-operating income at the time the subscription agreement is signed. Certain gains on the sale of partnership interests are deferred when payment terms exceed one year.

        In order to record our accounts receivable at their net realizable value, we must assess their collectibility. A considerable amount of judgment is required in order to make this assessment including the analysis of historical bad debts and other adjustments, a review of the aging of our receivables and the current creditworthiness of our customers. We have recorded allowances for receivables which we feel are uncollectible, including amounts for the resolution of potential credit and other collection issues. However, depending upon how such potential issues are resolved, or if the financial condition of any of our customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required.

Inventory

        We are required to state our inventories at the lower of cost or market. Our inventories include medical devices, parts for servicing the medical equipment we sell and consumables for the medical equipment we use. We continually evaluate the inventory for excess and obsolescence. At this time we believe that no inventory reserve is required to reduce the carrying value of our inventory to its net realizable value. However, if the demand for our product were to decline we might be required to establish such reserves.

Long-Lived Assets

        We have recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization. The determination of useful lives and whether or not these assets are impaired involves significant judgment. We review long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

        We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on our continued profitability, we have determined that it is likely that we will realize a portion of the deferred tax asset. However, after consideration of several factors, including but not limited to the uncertainty and lack of visibility of future economic conditions, declining medical reimbursement and because the use of the asset will be spread over a number of future years, it is difficult for us to say with certainty that all of the asset will be realized. Therefore, we have established a valuation allowance for that portion of the deferred tax asset for which it is more likely than not that it will not be realized.

Derivative Instruments and Hedging

        We manage risks associated with interest rates and we may use derivative instruments to hedge these risks. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure and, therefore, we do not use derivative instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions based on the terms and timing of the underlying exposures. All derivative instruments are recognized in our Consolidated Balance Sheet at fair value. The fair value of our derivative instruments is generally based on quoted market prices.

Related Party Transactions

        Transactions between related parties occur in the normal course of business. We provide services and products to our subsidiaries; our subsidiaries provide services and products to other subsidiaries. We eliminate transactions with our consolidated subsidiaries and appropriately disclose other significant related party transactions.

Recently Issued Accounting Standards

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes new rules on the accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized; however, they will be subject to annual impairment tests as prescribed by the statement. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. We adopted SFAS 142 effective January 1, 2002; however, the transition provisions of this statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001. In accordance with these transition provisions, we did not amortize the goodwill acquired through the acquisition of Litho Group, Inc. on December 11, 2001 (see Note 4). We adopted the provision of SFAS 142 for our other goodwill effective January 1, 2002. SFAS 142 required companies with goodwill to complete an initial impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and did not identify an asset impairment as a result of the impairment test. Additionally, the Company completed its periodic review of its goodwill for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company will continue to review its goodwill annually for impairment.

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). We adopted this accounting standard effective January 1, 2002. There was no effect on our financial statements from this adoption.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because those transitions have been completed, SFAS No. 44 is no longer necessary. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the recision of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 is effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have an effect on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect there to be a material impact on our consolidated financial position, results of operations or cash flows as a result of adopting this accounting standard.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for this year's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We have not determined the effect of adopting this Interpretation.

Liquidity and Capital Resources

        We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities. In conjunction with the purchase of Litho Group, Inc., we obtained a $50,000,000 credit facility. At December 31, 2002 and 2001, we had $33,500,000 and $46,400,000, respectively, outstanding under the credit facility and additional debt primarily at the subsidiary level. Included in the credit facility is a $15,000,000 line of credit under which $5,500,000 was available at December 31, 2002. Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment. Cash and cash equivalents increased from $9,905,210 at December 31, 2001 to $16,808,286 at December 31, 2002.

        It is our intention to use the after tax cash proceeds received from the sales of lithotripsy partnership interests to reduce our existing debt as has been done with the proceeds from sales since January, 2002.

        Net cash provided by operating activities increased from $6,117,352 in 2001 to $22,674,157 in 2002 as a result of an increase in earnings before depreciation, amortization and minority interest. Included in the increase in accrued expenses and other liabilities is a $7,900,000 liability related to cash received pending the sale of lithotripsy partnership interests. This sale of partnership interests was completed in the first quarter of 2003. Net cash used in investing activities was $3,942,914 in 2002 compared to $47,638,059 in 2001. The investment activity in 2001 included approximately $40,000,000 used in the acquisition of Litho Group, Inc., while the 2002 investment activity included approximately $6,000,000 provided by the sale of U.S. Lithotripsy, L.P. Net cash of $45,603,291 was provided by 2001 financing activities primarily for the financing of the Litho Group, Inc. ("LGI") acquisition compared to the $11,828,167 net cash used by 2002 financing activities including approximately $16,000,000 used to pay down debt related to the 2001 purchase of LGI.

        Net cash provided by operating activities for 2001 was $6,117,352 compared to $4,026,592 for 2000. This increase was primarily the result of increased earnings before depreciation and amortization and minority interest. Net cash used in investing activities was $47,638,059 in 2001 compared to $5,703,336 in 2000. The increase in 2001 was due primarily to the purchase of businesses and increased capital expenditures. Net cash provided by financing activities aggregated $45,603,291 in 2001 and $2,474,480 in 2000 and consisted primarily of proceeds form short-term borrowings and long-term debt offset by principal payments on short-term borrowings and long-term debt.

        Our capital expenditures totaled approximately $7,500,000 in 2002, primarily for the purchase of mobile medical equipment put in service. We currently estimate that our capital expenditures will total approximately $8,000,000 to $10,000,000 in 2003 for the purchase of additional medical equipment for our consolidated subsidiaries, which may be secured by additional debt at the related partnership.

        We believe that we will more likely than not be able to realize the benefit of $1,538,769 of the total current and non-current deferred tax assets, based on our expected future income, our historical income and our understanding of current market trends. For the remaining $43,123,046 in deferred tax assets, we have established a valuation allowance. The deferred tax assets relate primarily to our acquisition of LGI. As such, future realizations of those assets will be recorded as a reduction to goodwill.

        Partnership interest sales could result in a reduction of future earnings; however, we believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2003.

        This and other significant contractual obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$9,500,000	$9,500,000	$—	$—	$—
Long-Term Debt	26,500,625	6,126,060	17,168,020	3,206,545	—
Capital Lease Obligations	2,415,391	782,814	1,295,683	336,894	—
Operating Leases	6,610,971	1,327,898	2,189,942	1,549,137	1,543,994
Purchase Obligations (1)	26,400,000	6,400,000	12,000,000	8,000,000	—

Total Contractual Cash Obligations	$71,426,987	$24,136,772	$32,653,645	$13,092,576	$1,543,994

(1)
Pursuant to our distribution agreement with HMT we have an ongoing commitment to purchase certain medical devices. Based upon current market prices, this commitment is approximately $6.4 million in 2003.

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

Item 7A: Quantitative and Qualitative Disclosure About Market Risk.

        We are subject to market risk from exposure to changes in interest rates on our variable rate debt. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003. As of December 31, 2000, 2001 and 2002, our corporate-level fixed-rate debt was $0, $0 and $17.5 million, and our corresponding corporate-level variable-rate debt was $0.6 million, $46.4 million and $16.0 million. Based on our variable-rate debt at December 31, 2002, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $160,000.

        In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements ("the swaps"), with a total notional amount of $20 million at February 12, 2002 and $17.5 million at December 31, 2002. The swaps effectively convert a portion of the Company's floating-rate debt to a 3.2525% fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004. The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income. As of December 31, 2002 the market value of the derivatives was a liability of $311,454 which is included on the accompanying balance sheet, and the related comprehensive loss of $311,454 has been recorded.

        The counterparties to the interest rate swap agreements are major commercial banks. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparties.

Item 8: Financial Statements and Supplementary Data.

         HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Financial Statements
Years ended December 31, 2002, 2001 and 2000
with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
HealthTronics Surgical Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of HealthTronics Surgical Services, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics Surgical Services, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2 and 14 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 21, 2003

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$16,808,286	$9,905,210
Trade accounts receivable, less allowance for doubtful accounts of $1,264,086 and $1,455,158 at December 31, 2002 and 2001, respectively	13,659,792	16,414,397
Other receivables	757,025	3,203,349
Inventory	5,230,741	4,720,013
Prepaid expenses and other current assets	1,395,379	618,523
Deferred income taxes	1,867,367	—

Total current assets	39,718,590	34,861,492
Property and equipment, at cost:
Land	349,300	349,300
Building and leasehold improvements	901,615	752,763
Medical devices placed in service	21,692,283	22,741,182
Office equipment, furniture and fixtures	1,316,647	1,485,390
Vehicles and accessories	3,385,206	3,575,055

	27,645,051	28,903,690
Less accumulated depreciation	(8,532,195)	(8,084,541)

Net property and equipment	19,112,856	20,819,149
Investments in unconsolidated entities	1,865,627	520,981
Goodwill	40,460,666	43,041,811
Patent license (net of accumulated amortization of $74,982 and $64,986 at December 31, 2002 and 2001, respectively)	25,018	35,014
Other assets	4,448,655	2,290,344

Total assets	$105,631,412	$101,568,791

Liabilities and shareholders' equity
Current liabilities:
Trade accounts payable	$4,072,756	$3,297,398
Income taxes payable	2,263,552	526,342
Other accrued expenses	13,301,352	3,920,710
Deferred profit on service contracts and sales of partnership interests	516,585	1,065,127
Short-term borrowings	9,500,000	11,400,000
Current portion of capital lease obligations	593,462	481,269
Current portion of long-term debt	6,126,060	4,883,801

Total current liabilities	36,373,767	25,574,647
Deferred profit on medical device sales to related parties (subject to debt guarantees)	247,738	411,267
Noncurrent deferred income taxes	328,598	—
Capital lease obligations, less current portion	1,484,053	1,104,853
Long-term debt, less current portion	20,374,565	35,452,966
Minority interest in consolidated subsidiaries	12,133,158	14,770,327
Other liabilities	1,858,035	2,379,030

Total liabilities	72,799,914	79,693,090
Shareholders' equity:
Common stock—no par value, voting:
Authorized—30,000,000 shares at December 31, 2002 and 2001; Issued—11,345,100 and 11,103,737 shares at December 31, 2002 and 2001, respectively; Outstanding—11,292,100 and 11,050,737 at December 31, 2002 and 2001, respectively	17,027,879	14,303,581
Accumulated other comprehensive loss	(311,454)	—
Retained earnings	16,115,073	7,572,120

	32,831,498	21,875,701

Total liabilities and shareholders' equity	$105,631,412	$101,568,791

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2002	2001	2000
Net revenue	$87,192,411	$43,882,106	$33,846,015
Cost of devices, service parts and consumables	16,875,224	8,685,833	9,127,915
Salaries, general and administrative expenses	37,541,687	19,094,994	11,508,604
Depreciation and amortization	5,687,131	4,395,956	2,839,000

	27,088,369	11,705,323	10,370,496
Equity in earnings of unconsolidated entities	608,190	194,141	164,516
Partnership distributions from cost basis investments	563,571	488,923	387,997
Gain on sale of subsidiary and investment interest	4,362,592	3,396,860	739,851
Gain on sale of fixed assets	753,575	—	—
Interest expense	(2,963,387)	(509,052)	(378,523)
Interest income	196,410	173,634	235,355

Income before minority interest and income taxes	30,609,320	15,449,829	11,519,692
Minority interest in consolidated subsidiaries	(16,575,323)	(10,230,481)	(7,038,613)

Income before income taxes	14,033,997	5,219,348	4,481,079
Provision for income taxes	5,491,044	2,086,791	1,860,221

Net income	$8,542,953	$3,132,557	$2,620,858

Net income per common share:
Basic	$0.77	$0.29	$0.24

Diluted	$0.73	$0.28	$0.24

Weighted average common shares outstanding:
Basic	11,141,020	10,981,129	10,826,228

Diluted	11,739,015	11,122,696	11,098,480

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock
	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2000	10,716,271	$12,309,181	$—	$1,818,705	$14,127,886
Common stock issued on exercise of stock options	252,634	1,396,625	—	—	1,396,625
Common stock issued to consultants	2,680	38,898	—	—	38,898
Net income	—	—	—	2,620,858	2,620,858

Balance at December 31, 2000	10,971,585	13,744,704	—	4,439,563	18,184,267
Common stock issued on exercise of stock options	27,500	161,103	—	—	161,103
Common stock issued to employees	104,652	675,006	—	—	675,006
Repurchase of treasury stock	(53,000)	(277,232)	—	—	(277,232)
Net income	—	—	—	3,132,557	3,132,557

Balance at December 31, 2001	11,050,737	14,303,581	—	7,572,120	21,875,701
Common stock issued on exercise of stock options	146,867	2,062,808	—	—	2,062,808
Common stock issued to employees	5,000	52,500	—	—	52,500
Common stock issued to consultants	1,000	8,990	—	—	8,990
Common stock issued for acquisition of partnership interest	88,496	600,000	—	—	600,000
Other comprehensive loss: net change in fair value of interest rate swap	—	—	(311,454)	—	(311,454)
Net income	—	—	—	8,542,953	8,542,953

Balance at December 31, 2002	11,292,100	$17,027,879	$(311,454)	$16,115,073	$32,831,498

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
Operating activities
Net income	$8,542,953	$3,132,557	$2,620,858
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	(311,454)	—	—
Depreciation and amortization	5,687,131	4,395,956	2,839,000
Amortization of loan costs	282,015	—	—
Provision for doubtful accounts	533,341	491,274	571,897
Deferred income taxes	500,634	(385,226)	748,000
Deferred profit	(1,653,231)	1,083,864	(57,065)
Equity in earnings of unconsolidated entities, net of distributions	310,356	17,050	(46,805)
Minority interest in consolidated subsidiaries, net of distributions to minority interests	652,225	3,758,608	1,721,268
Gain on sale of subsidiary	(3,654,371)	—	—
Gain on sale of property and equipment	(753,575)	—	—
Changes in operating assets and liabilities, net of businesses acquired/disposed of:
Trade accounts receivable	733,889	(3,698,129)	(1,303,699)
Other receivables	2,481,810	(2,993,192)	(47,634)
Prepaid expenses and other assets	(1,810,008)	183,765	112,061
Income taxes receivable	—	894,763	(894,763)
Inventory	269,017	(1,363,115)	(1,506,649)
Trade accounts payable	57,756	(32,861)	104,293
Income taxes payable	1,737,210	526,342	(141,652)
Accrued expenses and other liabilities	9,068,459	105,696	(692,518)

Net cash provided by operating activities	22,674,157	6,117,352	4,026,592

	Year ended December 31,
	2002	2001	2000
Investing activities
Purchases of property and equipment, net of businesses acquired	(7,498,968)	(8,546,417)	(4,744,534)
Dispositions of property and equipment	1,289,695	743,545	—
Net proceeds from sale of subsidiary	5,557,610	—	—
Acquisition of partnership interest, net of distributions	(1,782,500)	(64,274)	(108,802)
Acquisition of businesses, net of cash acquired	(1,508,751)	(39,770,913)	(850,000)

Net cash used in investing activities	(3,942,914)	(47,638,059)	(5,703,336)
Financing activities
Proceeds from issuance of common stock	2,062,808	836,109	1,435,523
Purchase of treasury stock	—	(277,232)	—
Proceeds from issuance of long-term debt	2,079,109	36,502,608	2,138,751
Principal payments on long-term debt and capital leases	(14,070,084)	(2,262,160)	(1,695,908)
Proceeds from short-term borrowings	6,000,000	25,066,374	8,106,128
Principal payments on short-term borrowings	(7,900,000)	(14,262,408)	(7,510,014)

Net cash provided by (used in) financing activities	(11,828,167)	45,603,291	2,474,480

Net increase in cash and cash equivalents	6,903,076	4,082,584	797,736
Cash and cash equivalents at beginning of year	9,905,210	5,822,626	5,024,890

Cash and cash equivalents at end of year	$16,808,286	$9,905,210	$5,822,626

Supplemental disclosures of cash flow information
Cash paid for interest	$2,979,930	$372,746	$378,523

Cash paid for income taxes	$974,543	$1,286,468	$1,116,750

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002

1. Description of the Business and Basis of Presentation

        HealthTronics Surgical Services, Inc. (the "Company") was incorporated in the State of Georgia in 1995. The Company was founded for the purpose of obtaining approval (Pre-Market Approval—"PMA") from the Food & Drug Administration ("FDA") for certain products manufactured by HMT High Medical Technologies, AG ("HMT"), a Swiss corporation, in particular, certain medical devices utilizing shock wave technology, known as the LithoTron and the OssaTron. Both products are being used outside the United States and Canada. During 1997, the Company received FDA approval to market the LithoTron. On October 12, 2000, the Company received FDA approval to market the OssaTron for treatment of plantar fasciitis. The Company is currently establishing additional test sites for OssaTron FDA clinical trials for additional applications.

        In 1996, HMT granted to the Company the right to purchase limited manufacturing rights to the OssaTron medical device. The Company also operates under the terms of distribution agreements with HMT that grants the Company the exclusive right to use, sell and lease the LithoTron and OssaTron and related devices and parts in the United States, Canada and Mexico.

        With each FDA approval, it is the Company's intent to generate revenues from four sources: 1) fees for clinical services provided by consolidated subsidiaries; 2) recurring revenues from leasing, licensing fees, sales of consumable products and maintenance of equipment; 3) sales of medical devices including related accessories; and 4) investment income generated from partnerships and joint ventures with physicians, dealerships and hospitals that purchase equipment from the Company, as well as management fees from such entities. The Company also generates gains from sales of partnership interests.

        HealthTronics was the sole shareholder of Litho Management, Inc. which held a 1% general partner interest and a 39.6% limited partnership interest in U.S. Lithotripsy, L.P. ("USL"), a Texas limited partnership through June 2002. USL is the sole general partner in several separate partnerships with equity interests ranging from 10% to 99% (the "second tier partnerships"), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies. As sole general partner, USL consolidates the second tier partnerships. In July 2002, the Company sold its interest in USL for $6.8 million (see note 4).

        In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. ("LGI") for $42.5 million in cash. Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from 30% to 100%, operating in the northern, eastern and southern United States. As sole general partner, LGI consolidates the second and third tier partnerships. The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates.

        In October 2000, with the FDA approval of the OssaTron the Company began establishing Orthotripsy partnerships for the purpose of purchasing, owning and operating OssaTron devices. HealthTronics contributed certain capital to partnerships and offered equity interests to third parties. As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, the Company maintains control and, therefore, consolidates the second tier Orthotripsy partnerships. The Company has equity interests in these partnerships ranging from 12.5% to 100%.

        The accompanying consolidated financial statements include the accounts of each of the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 6 for discussion of minority interests.

2. Summary of Significant Accounting Policies

Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Reclassifications

        Certain prior year balances have been reclassified to conform to the 2002 presentation.

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

        Net revenue includes treatment fees for medical procedures in the clinical setting. Treatment revenue is primarily "wholesale" or "retail". Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retail revenue, when we bill third party payors for medical facility and technical fees, is recorded at the time services are rendered. These third party billings may or may not be contractual. Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made.

        The Company has certain negotiated agreements with third-party payors that provide for payments to the Company or its subsidiaries. These payment arrangements may be based upon negotiated rates or per diem payments. Revenues are reported at the estimated net realizable amounts from medical facilities, contracted and non-contracted third-party payors and individual patients for services rendered.

        For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer's destination; for miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company.

        Revenue generated from service contracts is recognized ratably over the life of the related contract.

        During 2002 and 2001, the Company sold medical devices to certain limited partnerships and limited liability corporations in which the Company has a minority interest and has guaranteed a portion of the long-term obligations related to the purchase of the medical devices. The Company has accounted for these minority interests using the equity or cost basis methods of accounting (depending upon the Company's ability to exercise significant influence over the operating and financial policies of the investment partnership) and deferred a pro-rata portion of the profit, $66,472, $43,400 and $7,673 on sales of the medical devices to these entities for the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2002, 2001 and 2000, the Company formed wholly owned limited partnerships in which it is the general partner and then contributed an OssaTron into the partnership. The Company may sell interests in these partnerships to physicians or other investors. The Company generally recognizes a gain on the interest sold at the time the subscription agreement is consummated and payment is due. Included in other receivables on the accompanying December 31, 2002 and 2001 balance sheets is $750,000 and $2,576,500, respectively, relating to sales of partnership interests. Certain gains on the sale of partnership interests totaling $407,096 and $646,000 have been deferred in the accompanying 2002 and 2001 respective financial statements due to extended payment terms of greater than one year.

        Accounts receivable consist primarily of amounts due from the medical facilities or partnerships, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Changes in these estimates are charged or credited to the results of operations in the period of the change.

Inventory

        Inventory is carried at the lower of cost (first-in, first-out) or market and consists of medical devices, spare parts and consumables.

Consolidation and Partnership Investments

        Historically, the Company has made a number of investments in various entities including general and limited partnerships. The majority of these investments are consolidated (see Note 6) based upon the Company's ability to exercise control. The remaining investments are recorded using the cost or equity method of accounting, depending upon the Company's ability to exercise significant influence over the operating and financial policies of the partnership.

Patent License

        The original cost of a patent license is being amortized on a straight-line basis over a period of ten years, which approximates the life of the patent.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. The Company's impairment review process relies on management's judgment regarding the indicators of impairment, the remaining lives of assets used to generate assets' undiscounted cash flows, and the fair value of assets at a particular point in time. Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the gain or loss on the eventual disposition of the asset.

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

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. A significant portion of the deferred tax asset arose as a result of the acquisition of Litho Group.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation for option grants to employees. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the employee stock option grants.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material.

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

Goodwill

        Goodwill represents the excess of cost over the fair value of net tangible assets and identifiable intangible assets acquired and, prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002, was amortized using the straight-line method over fifteen years. The Company periodically evaluates the recoverability of non-current tangible and intangible assets. As discussed in Note 4 to the financial statements, the goodwill generated in the acquisition of LGI has not been amortized, in accordance with the transition provisions of SFAS 142. The Company adopted the provisions of SFAS 142 for its other goodwill effective January 1, 2002. See also Note 14.

Other Comprehensive Loss

        Effective February 12, 2002, the Company entered into two-year interest rate swap agreements which qualify as cash flow hedges. These hedges are effective and, thus, the changes in fair value of $311,454 are reported as other comprehensive loss.

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

Recently Issued Accounting Standards

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because those transitions have been completed, SFAS No. 44 is no longer necessary. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the recision of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 is effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have a material impact on the Company's financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the cost is incurred rather than when a plan of exit or disposal is committed to. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows as a result of adopting this accounting standard.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation will significantly change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The interpretation's disclosure requirements are effective for this year's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in years beginning after June 15, 2003. The Company does not expect there to be a material impact on its financial position, results of operations or cash flows as a result of adopting this accounting standard.

Segment Reporting

        The Company operates in one reportable segment, as defined in Statement of Financial Accounting Standards No. 131, Disclosures about the Segments of an Enterprise and Related Information. Substantially all of the Company's assets, revenues and income are derived from this segment.

3. Inventory

        Inventory consists of the following at December 31:

	2002	2001
Medical devices/other equipment	$4,010,176	$3,618,346
Spare parts	745,585	622,741
Consumables	474,980	478,926

	$5,230,741	$4,720,013

4. Business Acquisitions and Dispositions

Rocky Mountain Prostate Thermotherapy LLC

        In August 2002, the Company purchased a 49% interest in Rocky Mountain Prostate Thermotherapy LLC ("RMPT"), a Colorado limited liability corporation, for approximately $2,200,000. RMPT provides benign prostate therapy in nine western states. On November 1, 2002, the Company purchased an additional 12% interest in RMPT for 88,496 shares of Company stock valued at $600,000. As a result of the second acquisition, the Company consolidated its 61% controlling interest.

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

U.S. Lithotripsy, L.P.

        On July 13, 2002, the Company, through its wholly owned subsidiary, Litho Management, Inc., sold all of its general partner and limited partnership interests in U.S. Lithotripsy, L.P. ("USL"), a Texas limited partnership for $6.8 million, resulting in a gain of $3,654,371. USL held general partnership and limited partnership interests in approximately 26 active lithotripsy partnerships. The Company's indirect ownership in each of the active lithotripsy partnerships in which USL held an interest was approximately 5%. As a result of this sale, the Company recognized previously deferred profits of $1,055,161 relating to sales of medical devices to USL and its consolidated subsidiaries.

Litho Group, Inc.

        On December 11, 2001, the Company purchased all of the issued and outstanding capital stock of Litho Group, Inc. ("LGI") for $42.5 million in cash, pursuant to a Stock Purchase Agreement with Integrated Health Services, Inc. The results of LGI's operations have been included in the consolidated financial statements since that date. The Company also assumed certain assets and certain liabilities of LGI, which includes debt that is secured by equipment in operating partnerships and funded from the operating cash flows generated by the partnerships. The purchase was a result of the Company's bid which was approved by the United States Bankruptcy Court.

        The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by LGI. The Company financed the acquisition through a $50 million senior credit facility. The Company intends to sell up to 50% of its interest in the operating partnerships of LGI to physician limited partners. The proceeds of the sale of this ownership interest will be used to reduce debt used in financing the acquisition.

        In connection with this acquisition, the Company paid fees totaling $450,000 to a company owned by a former Board member of the Company. In 2001, the Company paid $10,000 per month to this related party for ongoing consulting services.

        In 2002, management completed its evaluation and recorded adjustments totaling $3,172,425 resulting in a net reduction of goodwill primarily related to the adjustment of the fair value of the deferred tax assets acquired. See Note 12 for discussion of deferred tax assets acquired.

        The table below represents pro forma financial information for the years ended December 31, 2001 and 2000 as if LGI had been acquired on January 1, 2000.

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2001
(UNAUDITED)

	Historical
	Healthtronics	Litho Group, Inc.	Pro Forma Adjustments		Pro Forma Combined
Net revenues	$43,882,106	$50,420,333	$—		$94,302,439
Income before income taxes	5,219,348	1,663,444	10,274,000	(1)	17,156,792
Net income	$3,132,557	$1,602,333	$5,440,111		$10,175,001

Income per common share:
Basic	$0.29				$0.93

Diluted	$0.28				$0.91

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

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)

	Historical
	Healthtronics	Litho Group, Inc.	Pro Forma Adjustments		Pro Forma Combined
Net revenues	$33,846,015	$57,573,000	$—		$91,419,015
Income before income taxes	4,481,079	1,823,000	11,111,000	(1)	17,415,079
Net income	$2,620,858	$1,773,000	$5,881,000		$10,274,858

Income per common share:
Basic	$0.24				$0.95

Diluted	$0.24				$0.93

(1)
Adjustment to (a) reduce amortization expense due to the elimination of Litho Group goodwill ($2,727,000); (b) reduce interest expense due to the elimination of Litho Group's loan payable to parent which was not assumed by HealthTronics ($10,908,000); and (c) record additional interest expense related to the debt incurred for the acquisition ($2,524,000).

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

        The tables below represent pro forma financial information for the years ended December 31, 2001 and 2000 as if the Corporations had been acquired on January 1, 2001 and 2000, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2001
(UNAUDITED)

	Historical
			Pro Forma Adjustments	Pro Forma Combined
	Healthtronics	Corporations
Net revenues	$43,882,106	$585,786	$—	$44,467,892
Net income before income taxes	5,219,348	122,023	(1,528)	5,339,843
Net income	$3,132,557	$122,023	$(66,148)	$3,188,432

Income per common share:
Basic	$0.29			$0.29

Diluted	$0.28			$0.29

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)

	Historical
			Pro Forma Adjustments	Pro Forma Combined
	Healthtronics	Corporations
Net revenues	$33,846,015	$4,146,936	$0	$37,992,951
Net income before income taxes	4,481,079	1,369,020	(7,232)	5,842,867
Net income	$2,620,858	$1,369,020	$(568,530)	$3,421,348

Income per common share:
Basic	$0.24			$0.32

Diluted	$0.24			$0.31

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

5. Gain on Sale of Subsidiary and Investment Interest

        In 2002, the gain on sale of subsidiary and investment interest of $4,362,592 includes a gain of $3,654,371 attributable to the sale of U.S. Lithotripsy, L.P. discussed in Note 4 above. The remainder of the 2002 gain is a result of the Company's sale of a portion of partnership interests in certain limited liability partnerships. The Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $3,396,860 and $739,851 in 2001 and 2000, respectively. The gains represent the excess of the sales price over the Company's investment basis in the partnership interest. At December 31, 2002 and 2001 the Company had deferred gains of $407,096 and $646,000, respectively, related to certain sales of partnership interests due to extended payment terms of one year.

6. Partnership Investments

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

        The Company maintains investments in certain other limited partnerships and limited liability corporations in which the Company has a minority interest as a limited partner. The Company has accounted for these minority interests, totaling $1,865,627 and $520,981 at December 31, 2002 and 2001, respectively, using the equity or cost basis method of accounting depending upon the Company's ability to exercise significant influence over the operating and financial policies of the partnership.

7. Related Party Transactions

        During the years ended December 31, 2002, 2001 and 2000, the Company recorded sales of medical devices to certain partnerships accounted for on the cost or equity basis of accounting. The partnerships obtained third party financing, payable generally over five years or less, to satisfy their obligations to the Company under these sales. The Company, as a minority partner, has guaranteed its proportionate interest in the related partnership debt based upon the Company's ownership percentage in the partnership. As a result, the Company has deferred approximately $247,738, $411,267 and $251,867 of gross profit related to these sales for the years ended December 31, 2002, 2001 and 2000, respectively.

        Trade accounts payable due to the Company's supplier, HMT, totaled $952,354 and $422,000 as of December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Company made payments totaling $8,091,399, $9,119,276 and $9,762,153, respectively, to HMT for purchases of medical devices, related parts and consumables.

        During the year ended December 31, 2001 the Company sold an interest in certain Orthotripsy partnerships totaling $2.6 million to an entity of which a shareholder and former Board member was a minority shareholder and recognized a gain of $1.5 million. In addition, the Company acquired from this same entity certain machines totaling $1.3 million. The Company believes such transactions were carried out at arm's length.

        A subsidiary of the Company provides management and administrative services and leases equipment and facilities to a professional corporation owned through a common group of individual members. Because of the nature of this relationship, the amounts charged may have been different had the parties not been related. Total fees charged to this affiliate for all the services provided was $14,699,336 and $1,262,048 for the year ended December 31, 2002 and for the period from December 11, 2001 (date of acquisition of the subsidiary) through December 31, 2001, respectively. Total accounts receivable for these services were $1,144,719 and $1,262,048 as of December 31, 2002 and 2001, respectively.

        As of December 31, 2002 and 2001, the Company has notes receivable from a related party totaling $1,240,141 and $1,326,458, respectively, relating to the purchase of partnership interest in a Litho Group, Inc. affiliate.

8. Short-Term Borrowings

        In December 2001, the Company obtained bank financing to fund the $42.5 million acquisition of Litho Group, Inc. The funding consists of a $35 million 5-year term loan and a $15 million line of credit. The $15 million line of credit, which is renewable every 90 days and matures on December 11, 2006, is secured with the term loan by certain accounts receivable, inventory and equipment and bears interest at the stated bank rate (3.89% at December 31, 2002). Outstanding borrowings under the line of credit was $9.5 million and $11.4 million as of December 31, 2002 and 2001, respectively.

9. Long-Term Debt

        Long-term debt consists of the following at December 31:

	2002	2001
Term note payable to bank; bearing interest at the stated bank rate (3.89% at December 31, 2002); payable in quarterly installments ranging from $1,250,000 to $2,812,500 beginning September 2002 through December 2006, secured by the assets of the Company and subject to certain debt covenants	$23,995,170	$35,000,000
Notes payable to various institutional lenders; bearing interest at 4.75% to 9.5%; payable in monthly installments of principal and interest ranging from $685 to $15,170; due at various dates through 2007, secured by medical equipment and related assets	1,223,130	3,235,968
Term notes payable; bearing interest at 7.5% to 10.5%; payable in monthly and quarterly installments of principal and interest ranging from $8,236 to $24,414; due at various dates through 2007, secured by medical equipment and related assets	1,007,556	1,765,033
Mortgage payable to bank; interest at 9.5%; payable in monthly installments of principal and interest of $5,083 through 2007, secured by land and buildings	274,769	335,766

	26,500,625	40,336,767
Less amounts due within one year	6,126,060	4,883,801

	$20,374,565	$35,452,966

        Future maturities of long-term debt at December 31, 2002 are as follows:

Fiscal Year
2003	6,126,060
2004	5,470,903
2005	11,697,117
2006	3,099,902
2007	106,643

$26,500,625

10. Interest Rate Swaps

        In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements ("the swaps"), with a total notional amount of $17.5 million at December 31, 2002. The swaps effectively convert a portion of the Company's floating rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. This fixed rate is 3.2525% plus the applicable percentage (currently 2.5%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004. The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive loss. As of December 31, 2002, the market value of the derivatives was a liability of $311,454 which is included on the accompanying balance sheet. Included in other comprehensive loss is a non-cash charge of $311,454 representing the aggregate change in the market value during 2002.

        The counterparties to the interest rate swap agreements are major commercial banks. The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparties.

11. Capital Leases

        During the year ended December 31, 2001, the Company entered into various capital lease agreements to finance equipment. The capital leases bear interest ranging from 7.68% to 19.84% per annum and have terms ranging from 38 to 72 months. The related equipment secures the capital leases.

        Future minimum lease payments under capital leases at December 31, 2002 are as follows:

Fiscal Year
2003	$782,814
2004	729,459
2005	566,224
2006	296,392
2007	40,502

2,415,391
Less: imputed interest	(337,876)

Present value of minimum capital lease payments	2,077,515
Less: current portion of obligations under capital leases	(593,462)

Long-term obligations under capital lease, net of current portion	$1,484,053

        Assets under capital leases at December 31, 2002 are as follows:

Medical devices placed in service	$2,346,632
Vehicles and accessories	184,029
Leaseholds	166,569
Office furniture and equipment	228,820

2,926,050
Accumulated depreciation and amortization	(863,702)

$2,062,348

12. Income Taxes

        A reconciliation of the provision for income taxes to the federal statutory rate for 2002, 2001 and 2000 is:

	2002	2001	2000
Statutory federal income tax expense	$4,811,899	$1,774,578	$1,523,567
State income taxes, net of federal benefit	555,746	206,686	177,451
Other	123,399	105,527	159,203

	$5,491,044	$2,086,791	$1,860,221

        Minority interest is not subject to income tax because the minority interest is attributable to entities all of which are partnerships and, as such, are not subject to income tax.

        Income tax expense consists of the following:

	2002	2001	2000
Current federal	$4,241,848	$2,101,214	$945,388
Current state	748,562	370,803	166,833

Total current	4,990,410	2,472,017	1,112,221
Deferred federal	425,539	(327,442)	635,800
Deferred state	75,095	(57,784)	112,200

Total deferred	500,634	(385,226)	748,000

Total tax expense	$5,491,044	$2,086,791	$1,860,221

        Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2002	2001
Deferred tax assets:
Deferred revenue	$290,137	$567,158
Accrued liabilities and other	337,360	581,872
Bad debt allowance	479,847	990,557
Net operating loss carryforwards	9,082,242	9,082,242
Built-in losses	35,570,213	36,273,580

	45,759,799	47,495,409
Deferred tax liabilities:
Property and equipment	(496,697)	(780,894)
Net partnership income	(601,287)	(817,371)
Other	—	(31,330)

	(1,097,984)	(1,629,595)

	44,661,815	45,865,814
Valuation allowance	(43,123,046)	(45,865,814)

Net deferred tax asset (liability)	$1,538,769	$—

        The acquisition of the stock of LGI resulted in the addition of a deferred tax asset of $45,355,000 in December 2001. A full valuation allowance was established against this asset at December 31, 2001 as the Company determined it was not more likely than not that the asset would be realized. In 2002, the Company determined that a portion of the valuation allowance should be reversed. This adjustment was reflected as an adjustment to goodwill (see Note 4).

        The Company has net operating loss carryforwards available to offset future taxable income of approximately $23,926,000 at December 31, 2002. The Company also has approximately $93,704,000 of built-in losses. These net operating losses and built-in losses were acquired through the purchase of LGI and are reflected as a reduction of goodwill when utilized. These net operating loss carryforwards expire at various dates through 2021. Previous changes in ownership, as defined by section 382 of the Internal Revenue Code, have limited the amount of net operating loss carryforwards and built-in losses the Company can utilize in any one year.

        The Company has realized a tax benefit relating to the exercise of nonqualified employee stock options of $777,425 and $61,020 during the years ended December 31, 2002 and 2001, respectively.

13. Employee Benefit Plans

        The Company sponsors six defined contribution 401(k) plans for all eligible employees. The plans cover all employees who meet the eligibility requirements of the plans. The total expense charged to the Company's operations relating to these plans was approximately $301,000, $200,000 and $150,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Goodwill and Other Intangible Assets

        The Company fully adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") effective January 1, 2002 (the Company had implemented the transition provisions of SFAS 142 relating to its acquisition of LGI effective December 11, 2001). Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized. Following is a summary of the impact on the Company's earnings relating to the adoption of SFAS 142:

	Year ended December 31,
	2001	2000
Reported net income	$3,132,557	$2,620,858
Add back: goodwill amortization	273,363	246,093

Adjusted net income	$3,405,920	$2,866,951

Basic income per share:
Reported net income	$0.29	$0.24
Goodwill amortization	0.03	0.02

Adjusted net income	$0.32	$0.26

Diluted earnings per share:
Reported net income	$0.28	$0.24
Goodwill amortization	0.03	0.02

Adjusted net income	$0.31	$0.26

        SFAS 142 required companies with goodwill to complete an initial impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and did not identify an asset impairment as a result of the impairment test. Additionally, the Company completed its periodic review of its goodwill for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company will continue to review its goodwill annually for impairment.

15. Other Comprehensive Income

        The components of comprehensive income are as follows for the year ended December 31, 2002:

Net income	$8,542,953
Net change in fair value of interest rate swap	(311,454)

Other comprehensive income	$8,231,499

16. Earnings Per Share

        Basic and diluted income per share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options) are excluded from the computation of diluted income per share if the effect would be antidilutive.

        The following table sets forth the computation of earnings per share:

	Year Ended December 31,
	2002	2001	2000
Numerator: Net income	$8,542,953	$3,132,557	$2,620,858

Effect of dilutive securities:
Weighted average shares Outstanding	11,141,020	10,981,129	10,826,228
Stock options	597,995	141,567	272,252

Denominator for diluted earnings per share	11,739,015	11,122,696	11,098,480

Basic earnings per share	$0.77	$0.29	$0.24

Diluted earnings per share	$0.73	$0.28	$0.24

17. Shareholders' Equity

        During the year ended December 31, 2000, the Company issued 2,680 shares to consultants for services rendered. The per share prices at time of issuance ranged from $5.00 per share to $21.00 per share. The Company recognized expense of $38,898 on issuance of shares for consulting services.

        The Company issued 104,652 shares as incentives to employees during the year ended December 31, 2001. The per share price at the time of issuance was $6.45 per share. The Company recognized expense of $675,006 on issuance of these shares.

        During the year ended December 31, 2002 the Company issued 5,000 shares as incentives to employees. The per share price at the time of issuance was $10.50 per share. The Company recognized expense of $52,500 on issuance of these shares. The Company also issued 1,000 shares to consultants for services rendered. The per share price at the time of issuance was $8.99 per share. The Company recognized expense of $8,990 on issuance of these shares.

        Stock warrants for 100,000 shares of common stock with an exercise price of $9.90 per share of common stock were issued to the placement agent for services rendered during the Company's initial public offering. The warrants were exercisable as of May 2000 and have an estimated life of five years.

18. Stock Options

        Under the HealthTronics Surgical Services, Inc. Stock Option Plan, 2,800,000 and 2,300,000 options to purchase the Company's common stock have been approved as of December 31, 2002 and 2001, respectively.

18. Stock Options (Continued)

        A summary of stock option activity under the HealthTronics Surgical Services, Inc. Stock Option Plan follows:

	Shares	Price Range	Weighted Average Price
Outstanding at January 1, 2000	607,006	$1.00-8.50	$4.52
Granted	380,250	6.50-15.4375	11.84
Exercised	(252,634)	1.00-6.00	1.46
Canceled	(51,000)	6.00-14.875	9.74

Outstanding at December 31, 2000	683,622	1.00-15.4375	8.69
Granted	890,000	5.50-11.00	6.95
Exercised	(27,500)	1.00-10.50	4.02
Canceled	(37,250)	3.00-14.75	7.75

Outstanding at December 31, 2001	1,508,872	1.00-15.4375	7.71
Granted	466,711	6.25-14.55	9.43
Exercised	(146,867)	1.00-14.75	8.76
Canceled	(47,430)	5.50-15.4375	9.02

Outstanding at December 31, 2002	1,781,286	$1.00-14.625	$7.35

        The following table summarizes information concerning outstanding and exercisable options under the HealthTronics Surgical Services, Inc. Stock Option Plan.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00-3.00	80,000	4.97	$2.88	80,000	$2.88
5.00-6.50	746,000	8.03	6.33	380,250	6.25
6.51-10.50	720,168	7.64	8.89	440,593	8.99
$10.85-14.63	235,118	8.40	$12.04	92,006	$12.15

	1,781,286			992,849

        For the Company, pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 2.55%, 4.47% and 6.06%, expected life of the option of three to ten years, and no dividend yield. The weighted-average fair value of options granted under the HealthTronics Surgical Services, Inc. Stock Option Plan was $6.14, $5.16 and $9.01 for 2002, 2001 and 2000, respectively. Had the employee option grants been accounted for under the fair value method of FAS 123, net income would be $6,317,397 ($0.57 per share—basic, $0.54 per share—diluted), $845,746 ($0.08 per share—basic and diluted) and $1,472,946 ($0.14 per share—basic, $0.13 per share—diluted) for the years ended December 31, 2002, 2001 and 2000, respectively.

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

19. Operating Leases

        The Company leases certain of its office facilities under operating leases. Certain of the Company's office facilities are rented on a month-to-month basis. Rent expense for 2002, 2001 and 2000 was $1,380,472, $196,458 and $140,575, respectively.

        Aggregate future minimum lease payments under operating lease agreements for terms greater than one year as of December 31, 2002 are as follows:

Fiscal Year
2003	1,327,898
2004	1,130,236
2005	1,059,706
2006	961,376
2007 and thereafter	2,131,755

$6,610,971

20. Commitments and Contingencies

        In connection with the original distributorship agreements between the Company and HMT, the Company committed to purchase medical devices over the five-year life of the agreements. Funding needed for these commitments is approximately $6,400,000, $6,400,000, $5,600,000, $4,000,000 and $4,000,000 over the next five years, respectively.

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

21. Quarterly Financial Data (unaudited)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2002, 2001 and 2000 (in thousands except per share amounts).

        Year ended December 31, 2002

	Three Months Ended
Quarters ended
	March 31	June 30	Sept. 30	Dec. 31
Net revenues	$21,050	$22,777	$23,071	$20,294
Cost of devices, service parts and consumables	3,041	3,976	5,739	4,119
Net income	$1,538	$1,613	$3,774	$1,618

Basic and diluted earnings per share:
Basic	$0.14	$0.14	$0.34	$0.14
Diluted	$0.14	$0.14	$0.32	$0.14

        Year ended December 31, 2001

	Three Months Ended
Quarters ended
	March 31	June 30	Sept. 30	Dec. 31
Net revenues	$10,158	$9,057	$10,291	$14,376
Cost of devices, service parts and consumables	2,815	2,542	1,950	2,621
Net income	$943	$671	$827	$691

Basic and diluted earnings per share:
Basic	$0.09	$0.06	$0.08	$0.06
Diluted	$0.08	$0.06	$0.08	$0.06

        Certain quarterly amounts were reclassified to conform to year-end presentation.

22. Subsequent Events (unaudited)

        In January through March of 2003, the Company sold certain equity interests in two consolidated subsidiaries originally purchased as part of the 2001 Litho Group, Inc. acquisition.

        On March 14, 2003, the Company received pre-market approval from the Food and Drug Administration to market the OssaTron for lateral epicondylitis or tennis elbow.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Part III

Item 10: Directors and Executive Officers of the Registrant.

        Information about the directors of the Company is in "Election of Directors—Information Concerning the Nominees and the Incumbent Directors" of the Company's 2003 Proxy Statement and is incorporated into this report by reference. Information about the executive officers of the Company is in "Executive Officers of the Company" of the Company's 2003 Proxy Statement and is incorporated into this report by reference. Information about compliance with Section 16(a) of the Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons owning more than 10% of the Company's common stock, and their affiliates who are required to comply with such reporting requirements, is in "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2003 Proxy Statement, and is incorporated into this report by reference.

Item 11: Executive Compensation.

        Information about director compensation is in "Election of Directors—Compensation of Directors" of the Company's 2003 Proxy Statement, and information about executive compensation is in "Executive Compensation" in the Company's 2003 Proxy Statement, all of which is incorporated into this report by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information about ownership of the Company's common stock by certain persons is in "General Information about Voting—Principal Shareholders" and "Election of Directors—Security Ownership of Directors and Officers" of the Company's 2003 Proxy Statement, all of which is incorporated into this report by reference.

Item 13: Certain Relationships and Related Transactions.

        Information about certain transactions is in "Certain Relationships and Related Transactions" of the Company's 2003 Proxy Statement, all of which is incorporated into this report by reference.

Item 14: Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions with regard to significant deficiencies and material weaknesses were required or undertaken.

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
1. Financial Statements.

        The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Auditors are included in Part II, Item 8 of this report:

2.
Financial Statement Schedule.

        The following financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves

	Balance Beginning of Period	Charged to Income	Deduction from Reserve	Other	Balance End of Period
Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$1,455,158	533,341	397,676	(326,737)	$1,264,086

Income Tax Asset Valuation Allowance	$45,865,814	—	—	(2,742,768)	$43,123,046

Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$701,134	491,274	—	262,750	$1,455,158

Income Tax Asset Valuation Allowance	$—	—	—	45,865,814	$45,865,814

Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$129,237	749,591	177,694	—	$701,134

Income Tax Asset Valuation Allowance	$—	—	—	—	$—

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3.
Exhibits.

Exhibit No.	Description
3.1	Amended Articles of Incorporation of HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)
3.2	Restated Bylaws of HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)
10.1	Entity Interest Agreement between HealthTronics, Inc. and USL, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.2	Distributorship Agreement between HealthTronics, Inc. and USL and amendments thereto, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3	Patent License Agreement dated June 3, 1995 between OssaTronics, Inc. and HMT High Medical Technologies GmbH along with amendments thereto, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3(a)	Patent Purchase Agreement between VISSH Voennomedicinsky Institute and HMT, incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3(b)	U.S. Patent Number 4,979,501 for a method and an apparatus for medical treatment of the pathological state of bones, incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3(c)	Provisional Patent Application for the use of acoustic shock waves in the treatment of medical, dental and veterinary conditions, incorporated by reference to Exhibit 10.4(c) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3(d)	U.S. Patent Number 5,595,178 for a system and an apparatus for treatment of degenerative bone, incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.3(e)	Second Amendment to Patent License Agreement, incorporated by reference to Exhibit 10.4(e) to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.4	Distributorship and Manufacturing Agreements between HealthTronics and HMT for both the OssaTron® (11/22/94) and the LithoTron® (1/24/96) and amendments to both agreements dated March 1, 1996 and August 7, 1996, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.5	HealthTronics' 401(k) plan, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.6	Agreement dated February 15, 1995 between OssaTronics, Inc., John Warlick, Argil Wheelock, MD, Karl-Heinz Restle and Scott A. Cochran, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-66977)
10.7	Manufacturing Agreement dated June 20, 1996 between HealthTronics and HMT, incorporated by reference to Exhibit 10.8 of Form SB-2 (Reg. No. 333-66977)
10.8	Employment Agreement with Ms. Beck, incorporated by reference to Exhibit 10.11 of Form SB-2 (Reg. No. 333-66977)
10.9	Employment Agreement with Dr. Wheelock, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

10.10	Employment Agreement with Mr. McGahan, incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)
10.11	Employment Agreement with Mr. Biderman
10.12	Credit Agreement between HealthTronics Surgical Services, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)
10.13	Lease Agreement between HealthTronics, Inc. and Prucrow Industrial Properties, L.P. dated January 27, 2000, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed May 15, 2000 (Reg. No. 000-30406)
10.14	First Amendment to Lease Agreement dated December 30, 2002 between HealthTronics, Inc. and LIT PC, L.P.
10.15	Second Amendment to Lease Agreement dated February 21, 2003 between HealthTronics Surgical Services, Inc. and LIT PC, L.P.
10.16	Deferred Compensation Plan for HealthTronics Surgical Services, Inc.
21.1	Subsidiaries
23.1	Consent of Independent Auditors
99.1	Letter from FDA dated 7/21/97 approving the PMA for the LithoTron® Lithotripsy System, subject to certain conditions, incorporated by reference to Exhibit 99.1 of Form SB-2 (Reg. No. 333-66977)
99.2	Letter from FDA dated 10/12/00 approving the PMA for the OssaTron® Orthopaedic Extracorporeal Shock Wave System, subject to certain conditions, incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-KSB40 filed March 28, 2001 (Reg. No. 000-30406)
99.3	Letter from FDA dated 3/14/03 approving the PMA for the OssaTron® Orthopaedic Extracorporeal Shock Wave System, for treatment of lateral epicondylitis or tennis elbow
99.4	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.5	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        No reports on Form 8-K were filed by the Company with the SEC during the quarter ended December 31, 2002.

(c)
See Item 15(A)(3) and separate Exhibit Index attached hereto.

(d)
Not applicable.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.
By:	/s/ ARGIL J. WHEELOCK Argil J. Wheelock Chief Executive Officer

Dated: March 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2003.

Signature	Title
/s/ ARGIL J. WHEELOCK Argil J. Wheelock	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MARTIN J. MCGAHAN Martin J. McGahan	Chief Financial Officer (Principal Financial Officer)
/s/ VICTORIA W. BECK Victoria W. Beck	Chief Accounting Officer (Principal Accounting Officer)
/s/ JAMES R. ANDREWS James R. Andrews	Director
/s/ SCOTT A. COCHRAN Scott A. Cochran	Director
/s/ DONNY R. JACKSON Donny R. Jackson	Director
/s/ TIMOTHY J. LINDGREN Timothy J. Lindgren	Director
/s/ RUSSELL H. MADDOX Russell H. Maddox	Director

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

        I, Argil J. Wheelock, M.D., certify that:

        1.    I have reviewed this annual report on Form 10-K of HealthTronics Surgical Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ ARGIL J. WHEELOCK Argil J. Wheelock, M.D. Chairman and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

        I, Martin J. McGahan, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of HealthTronics Surgical Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ MARTIN J. MCGAHAN Martin J. McGahan Chief Financial Officer

Exhibit No.	Description
10.11	Employment Agreement with Mr. Biderman
10.14	First Amendment to Lease Agreement dated December 30, 2002 between HealthTronics, Inc. and LIT PC, L.P.
10.15	Second Amendment to Lease Agreement dated February 21, 2003 between HealthTronics Surgical Services, Inc. and LIT PC, L.P.
10.16	Deferred Compensation Plan for HealthTronics Surgical Services, Inc.
21.1	Subsidiaries
23.1	Consent of Independent Auditors
99.3	Letter from FDA dated 3/14/03 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave System for the treatment of lateral epicondylitis or tennis elbow
99.4	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.5	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Part I
  Item 1: Business.
  Item 2: Properties.
  Item 3: Legal Proceedings.
  Item 4: Submission of Matters to a Vote of Security Holders.
Part II
  Item 5: Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6: Selected Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A: Quantitative and Qualitative Disclosure About Market Risk.
  Item 8: Financial Statements and Supplementary Data.
Report of Independent Auditors
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Balance Sheets
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Statements of Income
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity
HealthTronics Surgical Services, Inc. and Subsidiaries Consolidated Statements of Cash Flows
HealthTronics Surgical Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2002
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Part III
  Item 10: Directors and Executive Officers of the Registrant.
  Item 11: Executive Compensation.
  Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13: Certain Relationships and Related Transactions.
  Item 14: Controls and Procedures.
  Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K.
Signatures
PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
PRINCIPAL FINANCIAL OFFICER CERTIFICATION