Form 10-Q
period 2003-03-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2003-05-14
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

11,543,000 Shares of No Par Value Common Stock as of April 30, 2003

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.                                                           Financial Information

Item 1.                                                           Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(000’s omitted)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,345	$16,808
Trade accounts receivable, less allowance for doubtful accounts of $1,314 and $1,264 at March 31, 2003 and December 31, 2002, respectively	13,264	13,660
Other receivables	642	757
Inventory	5,430	5,231
Prepaid expenses and other current assets	1,703	1,395
Deferred income taxes	1,103	1,103
Total current assets	31,487	38,954

Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	902	902
Medical devices placed in service	22,981	21,692
Office equipment, furniture and fixtures	1,394	1,317
Vehicles and accessories	3,504	3,385
	29,130	27,645
Less accumulated depreciation	(9,800)	(8,532)
Net property and equipment	19,330	19,113

Investments in unconsolidated entities	1,814	1,866
Goodwill	42,788	42,755
Other assets	4,052	4,474
Total assets	$99,471	$107,162

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$3,816	$4,073
Income taxes payable	1,562	3,030
Other accrued expenses	4,392	13,301
Deferred profit on service contracts and sales of partnership interests	982	517
Short-term borrowings	8,500	9,500
Current portion of capital lease obligations	629	593
Current portion of long-term debt	5,990	6,126
Total current liabilities	25,871	37,140

Deferred profit on medical device sales to related parties (subject to debt guarantees)	248	248
Noncurrent deferred income taxes	1,093	1,093
Capital lease obligations, less current portion	1,342	1,484
Long-term debt, less current portion	12,456	20,375
Minority interest in consolidated subsidiaries	20,889	12,133
Other liabilities	2,033	1,858
Total liabilities	63,932	74,331

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000 shares at March 31, 2003 and December 31, 2002; Issued – 11,414 and 11,345 shares at March 31, 2003 and December 31, 2002, respectively; Outstanding – 11,414 and 11,292 at March 31, 2003 and December 31, 2002, respectively	17,554	17,028
Accumulated other comprehensive expense	(259)	(312)
Retained earnings	18,244	16,115
Total shareholders’ equity	35,539	32,831
Total liabilities and shareholders’ equity	$99,471	$107,162

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(000’s omitted)

	Three months ended March 31,
	2003	2002

Net revenue	$20,888	$21,050

Cost of devices, service parts and consumables	4,260	3,041
Salaries, general and administrative expenses	9,580	9,031
Depreciation and amortization	1,380	1,541
	5,668	7,437
Equity in earnings of unconsolidated partnerships	259	55
Partnership distributions from cost based investments	118	144
Gain on sale of investment interest	2,075	—
Gain on sale of property and equipment	5	157
Interest expense	(533)	(744)
Interest income	35	45
Income before minority interest and income taxes	7,627	7,094
Minority interest	(4,129)	(4,532)
Income before income taxes	3,498	2,562
Provision for income taxes	(1,369)	(1,024)
Net income	$2,129	$1,538
Income per common share:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14
Weighted average common shares outstanding:
Basic	11,328	11,054
Diluted	11,542	11,368

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(000’s omitted)

	Three months ended March 31,
	2003	2002

Operating activities
Net income	$2,129	$1,538
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	53	160
Depreciation and amortization	1,380	1,541
Amortization of loan costs	71	70
Provision for doubtful accounts	50	(83)
Deferred profit on service contracts	465	(176)
Equity in earnings of unconsolidated partnerships, net of dividends	52	(22)
Minority interest in subsidiaries, net of distributions to minority interests	(724)	635
Gain on sale of investment interest	(2,075)	—
Gain on sale of property and equipment	(5)	—
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	346	135
Other receivables	115	1,025
Inventory	(199)	(220)
Prepaid expenses and other assets	38	(629)
Trade accounts payable	(257)	1,489
Income taxes payable	(1,468)	434
Accrued expenses and other liabilities	(849)	(791)
Net cash provided by (used in) operating activities	(878)	5,106

	Three months ended March 31,
	2003	2002

Investing activities
Purchases of property and equipment, net of businesses acquired	$(1,664)	$(1,785)
Proceeds from sale of property and equipment	77	72
Proceeds from sale of investment interest	3,670	—
Acquisition of partnership interest, net of distributions	—	(144)
Acquisition of businesses, net of cash acquired	(33)	(249)
Net cash provided by (used in) investing activities	2,050	(2,106)

Financing activities
Proceeds from issuance of common stock	526	50
Proceeds from issuance of long-term debt	—	321
Principal payments on long-term debt and capital leases	(8,161)	(614)
Principal payments on short-term borrowings	(1,000)	(1,400)
Net cash used in financing activities	(8,635)	(1,643)

Net increase (decrease) in cash and cash equivalents	(7,463)	1,357
Cash and cash equivalents at beginning of period	16,808	9,905
Cash and cash equivalents at end of period	$9,345	$11,262

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

In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented.  The information presented in these financial statements was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Preparation of these interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The interim results may not be indicative of the results that may be expected for the year.

Certain prior year balances have been reclassified to conform to the 2003 presentation.

2.             Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

Net revenue includes treatment fees for medical procedures in the clinical setting.  Treatment revenue is primarily “wholesale” or “retail”.  Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed.  Retail revenue, when the Company bills third party payors for medical facility and technical fees, is recorded at the time services are rendered.  These third party billings may or may not be contractual.  Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered.  Differences in estimates recorded and final settlements are reported during the period final settlements are made.

The Company has certain negotiated agreements with third party payors that provide for payments to the Company or its subsidiaries.  These payment arrangements may be based upon negotiated rates or per diem payments.  Revenues are reported at the estimated net realizable amounts from medical facilities, contracted and non-contracted third party payors and individual patients for services rendered.

For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer’s destination; for miscellaneous sales of consumables, revenue is recognized at the time of shipment by the Company.

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

Consolidation and Partnership Investments

Historically, the Company has made a number of investments in various entities including general and limited partnerships.  The majority of these investments are consolidated based upon the Company’s financial interest and its ability to exercise control.  The remaining investments are recorded using the cost or equity method of accounting, depending upon the Company’s ability to exercise significant influence over the operating and financial policies of the partnership.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount.  If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident.  The Company’s impairment review process relies on management’s judgment regarding the indicators of impairment, the remaining lives of assets used to generate assets’ undiscounted cash flows, and the fair value of assets at a particular point in time.  Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of real estate assets.  Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the gain or loss on the eventual disposition of the asset.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) as amended by Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transitional Disclosure, an Amendment to SFAS No. 123, (“SFAS No. 148”) for option grants to employees.  The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the employee stock option grants.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148.

	Three months ended March 31,
	2003	2002
	(000’s omitted)

Net income — as reported	$2,129	$1,538
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165)	(74)
Net income — pro forma	$1,964	$1,464

Earnings per share — as reported:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14

Earnings per share — pro forma:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

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

Concentrations of Credit Risk

The Company sells its products primarily in the United States, Canada and Mexico.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.  Accounts receivable are generally receivable from medical facilities, insurance companies or patients.

Fair Value of Financial Instruments

The Company’s financial instruments are comprised principally of cash and cash equivalents, trade accounts receivable, amounts due from affiliated partnerships, trade accounts payable, customer deposits, short-term borrowings and long-term debt.  The carrying amounts of these financial instruments approximate their fair values.

Long-Lived Assets

The Company has recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  The Company reviews long-lived assets, including identifiable intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill was previously amortized on a straight line basis over the periods benefited.  Goodwill is now no longer being amortized to earnings, but instead is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.

Other Comprehensive Income

Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualify as cash flow hedges.  These hedges are effective and, thus, the change in fair values for the three months ended March 31, 2003 and 2002 are reported as other comprehensive income of $53,000 and $160,000, respectively.

3.             Description of Business

HealthTronics Surgical Services, Inc. was incorporated in the State of Georgia in 1995.  The Company was founded for the purpose of obtaining approval (Pre-Market Approval - “PMA”) from the Food & Drug Administration (“FDA”) for certain products manufactured by HMT High Medical Technologies, AG (“HMT”), a Swiss corporation, in particular, certain medical devices utilizing shock wave technology, known as the LithoTron® and the OssaTron®.  Both products were being used outside the United States and Canada.  During 1997, the Company received FDA approval to market the LithoTron.  On October 12, 2000, the Company received FDA approval to market the OssaTron for treatment of chronic proximal plantar fasciitis or heel pain.  On March 14, 2003, the Company received FDA approval to market the OssaTron for treatment of chronic lateral epicondylitis or tennis elbow.  The Company is currently establishing test sites for OssaTron FDA clinical trials for additional applications.

In 1996, HMT granted to the Company the right to purchase limited manufacturing rights to the OssaTron medical device.  The Company also operates under the terms of distribution agreements with HMT that grants the Company the exclusive right to use, sell and lease the LithoTron and OssaTron and related devices and parts in the United States, Canada and Mexico.

With each FDA approval, it is the Company’s intent to generate revenues from three sources: 1) fees for clinical services provided by consolidated subsidiaries; 2) recurring revenues from leasing, licensing fees, sales of consumable products and maintenance of equipment; and 3) sales of medical devices including related accessories.  The Company also generates gains from sales of partnership interests.

In October 2000, with the FDA approval of the OssaTron the Company began establishing Orthotripsy® partnerships for the purpose of purchasing, owning and operating OssaTron devices. HealthTronics contributed certain capital to partnerships and offered equity interests to third parties.  As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, the Company maintains control and, therefore, consolidates the second tier Orthotripsy partnerships.  The Company has equity interests in these partnerships ranging from 12.5% to 100%.

In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. (“LGI”) for $42,500,000 in cash.  Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from 30% to 100%, operating in the northern, eastern and southern United States.  As sole general partner, LGI consolidates the second and third tier partnerships. The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates.

The accompanying consolidated financial statements include the accounts of each of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

4.             Business Acquisitions and Dispositions

On July 13, 2002, the Company, through its wholly owned subsidiary, Litho Management, Inc., sold all of its general partnership and limited partnership interests in U.S. Lithotripsy, L.P. (“USL”), a Texas limited partnership for $6,800,000, resulting in a gain of approximately $3,600,000. USL held general partnership and limited partnership interests in approximately 26 active lithotripsy partnerships. The Company’s average indirect ownership in each of the active lithotripsy partnerships in which USL held an interest was approximately 5%. U.S. Medical Development, Inc. purchased the USL interests from the Company. As a result of this sale, the Company recognized previously deferred profits of $1,055,000 relating to sales of medical devices to USL and its consolidated subsidiaries.

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

5.             Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	March 31, 2003	December 31, 2002
	(000’s omitted)

Medical devices / other equipment	$4,293	$4,010
Spare parts	572	746
Consumables	565	475
	$5,430	$5,231

6.             Gain on Sale of Investment Interest

The Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $2,075,000 and $0 for the three months ended March 31, 2003 and 2002, respectively.  The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.  Proceeds of approximately $5,851,000 were used to pay down long-term debt.

7.                                       Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $17,500,000 and $16,250,000 at December 31, 2002 and March 31, 2003, respectively. The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.50%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedges are effective with changes in fair value to be reported in other comprehensive income. As of March 31, 2003 and December 31, 2002, the market value of the derivatives was a liability of approximately $259,000 and $312,000, respectively,  which is included on the accompanying balance sheet.  The related comprehensive income of approximately $53,000 and $160,000 has been recorded for the three months ended March 31, 2003 and 2002, respectively.

The counterparties to the interest rate swap agreements are major commercial banks.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparties.

8.                                       Comprehensive Income

The components of comprehensive income are as follows for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
	(000’s omitted)

Net income	$2,129	$1,538
Net change in fair value of interest rate swap	53	160
Comprehensive income	$2,182	$1,698

9.             Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2003	2002
	(000’s omitted)
Numerator: Net income	$2,129	$1,538
Weighted average shares outstanding	11,328	11,054
Effect of dilutive securities:
Stock options	214	314
Denominator for diluted earnings per share	11,542	11,368
Basic earnings per share	$0.19	$0.14
Diluted earnings per share	$0.18	$0.14

10.           Subsequent Events

During April 2003, the Company purchased controlling interests in several limited liability companies for cash and stock, the aggregate value of which is approximately $5,000,000.  The acquisitions were given financial effect as of April 1, 2003.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Overview

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing lithotripsy and Orthotripsy® extracorporeal shock wave surgery.  We were formed in December 1995 and began offering lithotripsy services in 1996.  In October 2000, we received FDA approval to market an orthopaedic extracorporeal shock wave surgery device, the OssaTron®, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.

Our services are provided principally through limited partnerships or other entities that we manage which use lithotripsy devices or the OssaTron orthopaedic shock wave device.  Many of these partnerships were formed by us, and we have retained an equity interest ranging from 12.5% to 100% while selling any remaining interests to physicians.  We generally retain the sole general partnership interest in the partnerships and manage their daily operations.  We also provide equipment maintenance services to the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy extracorporeal shock wave surgery procedures using the OssaTron device.  To date we have expanded our operations by forming partnerships in new geographic markets and acquiring interests in partnerships from third parties, and we expect to continue to do so in the future.

As a result of the control we exert over the partnerships by virtue of our sole general partnership interest, level of financial interest, management contract and otherwise, for financial reporting purposes we consolidate the results of operations of the partnerships with our own even though we own less than all (and in many cases less than 50%) of their outstanding equity interests.  We reflect the equity of third party partners in the partnerships’ results of operations in our consolidated statements of income and on our consolidated balance sheet as minority interest.

In certain instances, we do not control partnerships or other entities in which we have ownership interests.  We account for our interests in these entities either on the equity or cost basis, depending on the degree of influence we exert over the entity.

We recognize revenue in our consolidated statements of income from the following three principal sources:

•                  Fees for clinical services provided by the partnerships.  A substantial majority of our consolidated revenues are derived from technical fees relating to treatments performed using our equipment and related services.  We bill for these fees under two different models.  Under the “wholesale” billing model, we charge a fee to the hospital or surgery center at which the treatment is performed.  Our fee might be a set fee per procedure or a set fee per month based on a specified number of days of service at the facility per month. Under the “retail” billing model, we charge the patient’s insurer, HMO or other responsible party, and we pay a fee to the health care facility for access to its premises or for services.  Under either model, the professional fee payable to the physician performing the procedure is generally billed and collected by the physician.  The billing and collection cycle for wholesale fees is typically significantly shorter than for retail fees, although the gross margin for retail billing is moderately higher than for wholesale billing.

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

As the percentage of our revenue attributable to treatment fees has increased, we have become more dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third party payors.  While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this treatment are still developing.  Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of Orthotripsy extracorporeal shock wave surgery.

Historically, our business has consisted primarily of lithotripsy equipment sales and, more recently, patient treatments.  In October 2000 we received FDA approval to market our Orthotripsy extracorporeal shock wave device for the treatment of plantar fasciitis. Since then we have been engaged in an active program of forming orthopaedic services partnerships, selling interests in these partnerships to physicians and other activities designed to promote this new orthopaedic treatment modality. On March 14, 2003, we received FDA approval to market our orthopaedic shock wave device for the treatment of lateral epicondylitis or tennis elbow.

Results of Consolidated Operations

General

HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services.  During the first quarter of 2003, approximately 87% of the Company’s revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® extracorporeal shock wave surgery with the OssaTron® device.  During this quarter, HealthTronics performed 10,461 procedures, a 10% increase over the 9,528 treatments performed during the same period last year.

The Company has continued to aggressively grow its core lithotripsy business and has worked diligently to integrate the partnerships from the Litho Group acquisition into our organization.  During the first quarter of 2003, the Company sold certain equity interests in three consolidated subsidiaries originally purchased as part of the 2001 Litho Group, Inc. acquisition.  Proceeds of approximately $5,851,000 were used to pay down long-term debt.

HealthTronics has also been focused on increasing utilization of the OssaTron devices currently in the U.S. market.  On March 14, 2003, the Company received pre-market approval from the Food and Drug Administration to market the OssaTron for the treatment of lateral epicondylitis or tennis elbow.  This and other efforts in the reimbursement area are enabling HealthTronics to make continued progress in receiving payment from third party insurers for such treatments.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Revenue: Net revenue decreased from $21,050,000 for the three months ended March 31, 2002 to $20,888,000 for the three months ended March 31, 2003, a decrease of 1%. This decrease is primarily attributable to the July, 2002 disposition of U.S. Lithotripsy, L.P. and severe weather conditions.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $3,041,000 for the three months ended March 31, 2002 to $4,260,000 for the three months ended March 31, 2003, an increase of 40%. This increase is mainly attributable to an increase in the cost of equipment and related consumables.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $9,031,000 for the three months ended March 31, 2002 to $9,580,000 for the three months ended March 31, 2003, an increase of 6%. This increase is primarily attributable to the addition of personnel, increased professional fees and additional marketing and training related to the newly approved lateral epicondylitis treatment.

Depreciation and Amortization: Depreciation and amortization expenses decreased from $1,541,000 for the three months ended March 31, 2002 to $1,380,000 for the three months ended March 31, 2003, a decrease of 10%. This decrease is primarily attributable to the July, 2002 disposition of U.S. Lithotripsy, L.P.

Equity in Earnings of Unconsolidated Partnerships: Equity in Earnings of Unconsolidated Partnerships increased from $55,000 for the three months ended March 31, 2002 to $259,000 for the three months ended March 31, 2003, an increase of 371%.  This increase is attributable to the growth in existing investments and the addition of certain other equity investments.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments decreased from $144,000 for the three months ended March 31, 2002, to $118,000 for the three months ended March 31, 2003, a decrease of 18%. This decrease is primarily due to the timing of related distributions.

Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $0 for the three months ended March 31, 2002 to $2,075,000 for the three months ended March 31, 2003.  This increase is attributable to the sale of a portion of our interests in three lithotripsy partnerships during the first quarter of 2003.

Gain on Sale of Property and Equipment: Gain on sale of property and equipment decreased from $157,000 for the three months ended March 31, 2002 to $5,000 for the three months ended March 31, 2003, a decrease of 97%.  This decrease is attributable to a decrease in capital equipment sold.

Interest Expense: Interest expense decreased from $744,000 for the three months ended March 31, 2002 to $533,000 for the three months ended March 31, 2003, a decrease of 28%. This decrease is attributable to reduction of short-term borrowings and long-term debt.

Minority Interest: Minority interest decreased from $4,532,000 for the three months ended March 31, 2002 to $4,129,000 for the three months ended March 31, 2003, a decrease of 9%. This decrease is primarily attributable to the July, 2002 disposition of U.S. Lithotripsy, L.P.

Provision for Income Taxes: Provision for income taxes increased from $1,024,000 for the three months ended March 31, 2002 to $1,369,000 for the three months ended March 31, 2003, an increase of 34%. The increase is attributable to the increase in taxable income over the first quarter of 2002.

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

Consolidation

Our consolidated financial statements include the accounts of those significant subsidiaries that we control.  They also include our undivided interests in these subsidiaries’ assets and liabilities. Amounts representing our percentage interest in the underlying net assets of other significant affiliates that we do not control, but over which we exercise significant influence, are included in “Investments in unconsolidated entities”; our share of the net income of these companies is included in the consolidated statement of income caption “Equity in earnings of unconsolidated entities”.  The accounting for these non-consolidated companies is based upon the equity method of accounting.  Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at the lower of cost or fair value, as appropriate.

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

In order to record our accounts receivable at their net realizable value, we must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment including the analysis of historical bad debts and other adjustments, a review of the aging of our receivables and the current creditworthiness of our customers.  We have recorded allowances for receivables which we believe are uncollectible. However, depending upon how such potential issues are resolved, or if the financial condition of any of our customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required.

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

Long-Lived Assets

We have recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  We review long-lived assets, including identifiable intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill was previously amortized on a straight line basis over the periods benefited.  Goodwill is now no longer being amortized to earnings, but instead is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.  Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We do not believe this Interpretation will have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility.  At December 31, 2002 and March 31, 2003, we had approximately $33,495,000 and $24,869,000, respectively, outstanding under the credit facility plus additional debt of approximately $4,583,000 and $4,048,000, respectively, primarily at the subsidiary level.  Included in the credit facility is a $15,000,000 line of credit under which $6,500,000 was available at March 31, 2003.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents decreased from $16,808,000 at December 31, 2002 to $9,354,000 at March 31, 2003.

It is our intention to use the after tax cash proceeds received from the sales of lithotripsy partnership interests to reduce our existing debt as has been done with the proceeds from sales since January, 2002.

Net cash used in operating activities for the three months ended March 31, 2003 was $878,000 compared to $5,106,000 provided by operating activities for the three months ended March 31, 2002.  This decrease was primarily the result of decreased operating earnings before depreciation and amortization and minority interest.  Net cash provided by investing activities was $2,050,000 for the three months ended March 31, 2003 compared to $2,106,000 used in investing activities for the three months ended March 31, 2002.  The increase in 2003 was due primarily to proceeds from the sale of investment interests.  Net cash used in financing activities aggregated $8,635,000 in the three months ended March 31, 2003 and $1,643,000 in the three months ended March 31, 2002 and consisted primarily of principal payments on short-term borrowings and long-term debt offset by proceeds from the issuance of stock related to stock option exercises.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $1,664,000 in the three months ended March 31, 2003.  We currently estimate that our capital expenditures will aggregate approximately $8,000,000 to $10,000,000 for the year ended December 31, 2003 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2003 could be higher than anticipated.   We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2003.

Significant contractual obligations are as follows:

Contractual Obligations	Payments Due by Period (000’s omitted)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Short-Term Borrowings	$8,500	$8,500	$—	$—	$—
Long-Term Debt	18,446	5,990	12,287	169	—
Capital Lease Obligations	1,971	629	1,296	46	—
Operating Leases	6,611	1,328	2,190	1,549	1,544
Purchase Obligations (1)	26,400	6,400	12,000	8,000	—
Total Contractual Cash Obligations	$61,928	$22,847	$27,773	$9,764	$1,544

(1)                 Pursuant to our distribution agreement with HMT we have an ongoing commitment to purchase certain medical devices.  Based upon current market prices, this commitment is approximately $6.4 million in 2003.

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003.  As of December 31, 2002 and March 31, 2003, our corporate-level fixed-rate debt was approximately $17,500,000 and $16,250,000, respectively, and our corresponding corporate-level variable-rate debt was approximately $16,000,000 and $8,600,000, respectively.  Based on our variable-rate debt at December 31, 2002 and March 31, 2003, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $160,000 and $86,000, respectively.

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $17,500,000 and $16,250,000 at December 31, 2002 and March 31, 2003, respectively. The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.50%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income. As of December 31, 2002 and March 31, 2003, the market value of the derivatives was a liability of approximately $312,000 and $259,000, respectively, which is included on the accompanying balance sheet, and the related comprehensive income of approximately $53,000 has been recorded for the three months ended March 31, 2003.

The counterparties to the interest rate swap agreements are major commercial banks.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.  The Company does not anticipate nonperformance of the counterparties.

Cautionary Statements

Included in this report are forward-looking statements that reflect management’s current outlook for future periods.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with healthcare professionals or facilities; inability of healthcare providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; and difficulty in managing the Company’s growth.  Readers are cautioned that, in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3.                                                             Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosure of Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                                                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART II.                OTHER INFORMATION

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)          Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

99.1                           Certification of CEO Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Certification of CFO Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

During the first quarter of 2003, the Company filed the following current reports on Form 8-K:

Date of Report	Description
February 10, 2003	Furnished text of presentation made to the investment community.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck

Victoria W. Beck Chief Accounting Officer
Date: May 14, 2003

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Argil J. Wheelock, M.D., Chairman and Chief Executive Officer of HealthTronics Surgical Services, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of HealthTronics Surgical Services, Inc.;

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

Date: May 14, 2003	/s/ Argil J. Wheelock
Argil J. Wheelock, M.D.
Chairman and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Martin J. McGahan, Chief Financial Officer of HealthTronics Surgical Services, Inc. (the “Registrant”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of HealthTronics Surgical Services, Inc.;

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

Date: May 14, 2003	/s/ Martin J. McGahan
Martin J. McGahan
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002