Form 10-Q
period 2003-06-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2003-08-13
CIK 1018871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003

or

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

11,565,000 Shares of No Par Value Common Stock as of July 31, 2003

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.               Financial Information

Item 1.           Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(000’s omitted)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,879	$16,808
Trade accounts receivable, less allowance for doubtful accounts of $1,308 and $1,264 at June 30, 2003 and December 31, 2002, respectively	12,469	13,660
Other receivables	346	757
Inventory	6,256	5,231
Prepaid expenses and other current assets	1,816	1,395
Deferred income taxes	1,109	1,103
Total current assets	30,875	38,954

Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	916	902
Medical devices placed in service	23,606	21,692
Office equipment, furniture and fixtures	1,463	1,317
Vehicles and accessories	3,641	3,385
	29,975	27,645
Less accumulated depreciation	(10,798)	(8,532)
Net property and equipment	19,177	19,113

Investments in unconsolidated entities	2,151	1,866
Goodwill	47,754	42,755
Other assets	3,951	4,474
Total assets	$103,908	$107,162

	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$4,033	$4,073
Income taxes payable	1,159	3,030
Other accrued expenses	4,027	13,301
Deferred profit on service contracts and sales of partnership interests	1,035	517
Short-term borrowings	12,500	9,500
Current portion of capital lease obligations	630	593
Current portion of long-term debt	6,006	6,126
Total current liabilities	29,390	37,140

Deferred profit on medical device sales to related parties (subject to debt guarantees)	248	248
Noncurrent deferred income taxes	831	1,093
Capital lease obligations, less current portion	1,241	1,484
Long-term debt, less current portion	11,380	20,375
Minority interest in consolidated subsidiaries	21,154	12,133
Other liabilities	2,040	1,858
Total liabilities	66,284	74,331

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000 shares at June 30, 2003 and December 31, 2002;
Issued – 11,563 and 11,345 shares at June 30, 2003 and December 31, 2002, respectively;
Outstanding – 11,561 and 11,292 at June 30, 2003 and December 31, 2002, respectively	18,873	17,028
Accumulated other comprehensive expense	(191)	(312)
Retained earnings	18,942	16,115
Total shareholders’ equity	37,624	32,831
Total liabilities and shareholders’ equity	$103,908	$107,162

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(000’s omitted except per share information)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenue	$21,455	$22,777	$42,343	$43,827

Cost of devices, service parts and consumables	4,553	3,976	8,813	7,017
Salaries, general and administrative expenses	9,792	9,318	19,372	18,286
Depreciation and amortization	1,424	1,507	2,804	3,119
	5,686	7,976	11,354	15,405
Equity in earnings of unconsolidated partnerships	221	60	479	115
Partnership distributions from cost based investments	160	201	278	282
Gain on sale of investment interest	142	452	2,216	441
Gain on sale of property and equipment	9	108	15	276
Interest expense	(511)	(1,010)	(1,044)	(1,683)
Interest income	40	54	75	100
Income before minority interest and income taxes	5,747	7,841	13,373	14,936
Minority interest	(4,600)	(5,153)	(8,729)	(9,686)
Income before income taxes	1,147	2,688	4,644	5,250
Provision for income taxes	(449)	(1,075)	(1,817)	(2,099)
Net income	$698	$1,613	$2,827	$3,151
Income per common share:
Basic	$0.06	$0.15	$0.25	$0.28
Diluted	$0.06	$0.14	$0.24	$0.27
Weighted average common shares outstanding:
Basic	11,539	11,096	11,434	11,075
Diluted	11,842	11,806	11,715	11,624

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(000’s omitted)

	Six months ended June 30,
	2003	2002

Operating activities
Net income	$2,827	$3,151
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	121	(140)
Depreciation and amortization	2,804	3,119
Amortization of loan costs	142	140
Provision for doubtful accounts	44	(199)
Deferred income taxes	(268)	—
Deferred profit on medical device sales to related parties	—	50
Deferred profit on service contracts	518	(379)
Equity in earnings of unconsolidated partnerships, net of dividends	479	(99)
Minority interest in subsidiaries, net of distributions to minority interests	(606)	510
Gain on sale of investment interest	(2,216)	—
Gain on sale of property and equipment	(15)	(276)
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	1,147	(1,542)
Other receivables	411	1,388
Inventory	(1,025)	(2,200)
Prepaid expenses and other assets	(50)	(420)
Assets held for sale	—	136
Trade accounts payable	(40)	390
Income taxes payable	(1,871)	1,522
Accrued expenses and other liabilities	(1,207)	444
Liabilities held for sale	—	5
Net cash provided by operating activities	$1,195	$5,600

	Six months ended June 30,
	2003	2002

Investing activities
Purchases of property and equipment, net of businesses acquired	$(3,479)	$(3,454)
Proceeds from sale of property and equipment	636	902
Proceeds from sale of investment interest	3,958	—
Acquisition of partnership interest, net of distributions	(764)	310
Acquisition of businesses, net of cash acquired	(3,923)	(249)
Net cash used in investing activities	(3,572)	(2,491)

Financing activities
Proceeds from issuance of common stock	769	757
Proceeds from issuance of long-term debt	524	1,747
Principal payments on long-term debt and capital leases	(9,845)	(2,333)
Proceeds from issuance of short-term borrowings	4,300	2,000
Principal payments on short-term borrowings	(1,300)	(4,400)
Net cash used in financing activities	(5,552)	(2,229)

Net (decrease) increase in cash and cash equivalents	(7,929)	880
Cash and cash equivalents at beginning of period	16,808	9,523
Cash and cash equivalents at end of period	$8,879	$10,403

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

In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented.  The information presented in these financial statements was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Preparation of these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The interim results may not be indicative of the results that may be expected for the year.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(000’s omitted except per share information)

Net income – as reported	$698	$1,613	$2,827	$3,151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(194)	(47)	(359)	(121)
Net income – pro forma	$504	$1,566	$2,468	$3,030

Earnings per share – as reported:
Basic	$0.06	$0.15	$0.25	$0.28
Diluted	$0.06	$0.14	$0.24	$0.27

Earnings per share – pro forma:
Basic	$0.04	$0.14	$0.22	$0.27
Diluted	$0.04	$0.13	$0.21	$0.26

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

Long-Lived Assets

The Company has recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  The Company reviews long-lived assets, including identifiable intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill was previously amortized on a straight-line basis over the periods benefited.  Goodwill is now no longer being amortized to earnings, but instead is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.

Other Comprehensive Income or Expense

Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualify as cash flow hedges.  These hedges are effective and, thus, the change in fair values for the three and six months ended June 30, 2003 are reported as other comprehensive income of $68,000 and $121,000, respectively, and for the three and six months ended June 30, 2002 are reported as other comprehensive loss of $300,000 and $140,000, respectively.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003.  For transactions entered into after January 1, 2003, this Interpretation did not have a material impact on the Company’s consolidated operations or cash flow.  The Company is currently evaluating the effect that this Interpretation will have on its results of operations and financial position for any transaction entered into prior to February 1, 2003.  Until the evaluation is complete, the Company does not know whether this Interpretation will have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect the requirements of SFAS 149 to have a material impact on its results of operations or its financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.   This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

3.                                       Description of Business

HealthTronics Surgical Services, Inc. was incorporated in the State of Georgia in 1995.  The Company was founded for the purpose of obtaining approval (Pre-Market Approval - “PMA”) from the Food & Drug Administration (“FDA”) and marketing certain products manufactured by HMT High Medical Technologies, AG (“HMT”), a Swiss corporation, in particular, certain medical devices utilizing shock wave technology, known as the LithoTron® and the OssaTron®.  Both products were being used outside the United States and Canada.  During 1997, the Company received FDA approval to market the LithoTron.  On October 12, 2000, the Company received FDA approval to market the OssaTron for treatment of chronic proximal plantar fasciitis commonly known as heel pain.  On March 14, 2003, the Company received FDA approval to market the OssaTron for treatment of chronic lateral epicondylitis commonly known as tennis elbow.

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

In October 2000, with the FDA approval of the OssaTron the Company began establishing Orthotripsy® partnerships for the purpose of purchasing, owning and operating OssaTron devices. HealthTronics contributed certain capital to partnerships and offered equity interests to third parties.  As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, the Company maintains control and, therefore, consolidates the second tier Orthotripsy partnerships.  The Company has equity interests in these partnerships ranging from 5% to 100%.

In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. (“LGI”) for $42,500,000 in cash.  Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from approximately 20% to 100%, operating in the northern, eastern and southern United States.  As sole general partner, LGI consolidates the second and third tier partnerships. The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates.

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

During the three months ended June 30, 2003, the Company separately and individually purchased controlling interests ranging from 25.0% to 56.4% in two lithotripsy partnerships, two prostate thermotherapy partnerships and one cryosurgery partnership for aggregate purchase prices totaling $5,521,000 which included cash and issuance of 125,304 shares of common stock.  The results of operations for these entities have been included since the dates of acquisition.

The estimated purchase price of each acquisition has been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values.  These allocations are subject to change pending the completion of the final analysis of the total purchase price and fair values of the assets acquired and liabilities assumed.  The impact of any of these changes could be material.

5.                                       Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	June 30, 2003	December 31, 2002
	(000’s omitted)

Medical devices / other equipment	$5,109	$4,010
Spare parts	628	746
Consumables	519	475
	$6,256	$5,231

6.                                       Gain on Sale of Investment Interest

The Company sold a portion of the partnership interests of certain limited partnerships and recognized gains of $142,000 and $2,216,000 for the three and six months ended June 30, 2003, respectively and $452,000 and $441,000 for the three and six months ended June 30, 2002, respectively.  The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.

7.                                       Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $15,000,000 and $17,500,000 at June 30, 2003 and December 31, 2002, respectively. The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed rate is 3.2525% plus the applicable percentage (currently 2.00%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedges are effective with changes in fair value to be reported in other comprehensive income. As of June 30, 2003 and December 31, 2002, the market value of the derivatives was a liability of approximately $191,000 and $312,000, respectively, which is included on the accompanying balance sheet.  The change in fair values for the three and six months ended June 30, 2003 are reported as other comprehensive income of $68,000 and $121,000, respectively, and for the three and six months ended June 30, 2002 are reported as other comprehensive loss of $300,000 and $140,000, respectively.

The counterparties to the interest rate swap agreements are major commercial banks.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparties.

8.                                       Comprehensive Income

The components of comprehensive income are as follows for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(000’s omitted)

Net income	$698	$1,613	$2,827	$3,151
Net change in fair value of interest rate swap	68	(300)	121	(140)
Comprehensive income	$766	$1,313	$2,948	$3,011

9.                                       Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(000’s omitted except per share amounts)

Numerator: Net income	$698	$1,613	$2,827	$3,151
Weighted average shares outstanding	11,539	11,096	11,434	11,075
Effect of dilutive securities:
Stock options	303	710	281	549
Denominator for diluted earnings per share	11,842	11,806	11,715	11,624
Basic earnings per share	$0.06	$0.15	$0.25	$0.28
Diluted earnings per share	$0.06	$0.14	$0.24	$0.27

10.                                 Segment Information

The Company applies the disclosure provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  Effective April 1, 2003, the Company internally reorganized its operating structure and as a result the Company’s business units have been aggregated into two reportable operating segments: Lithotripsy and Orthotripsy.  The factors for determining the reportable segments were based on the distinct nature of their operations.  They are disclosed as separate operating segments because these business units each have different marketing strategies due to differences in types of consumers, different market conditions and different capital requirements.  Asset information by segment, including capital expenditures, and net income beyond operating margins are not provided to the Company's chief operating decision maker.

The Lithotripsy segment provides lithotripsy services to doctors and medical facilities.  The Orthotripsy segment provides non-invasive surgical solutions for a variety of orthopedic conditions.  The “Other” category includes the Company’s non-reportable segments.

The Company primarily evaluates segment performance based on the income or loss before income taxes from its operating segments, which do not include unallocated corporate overhead and intersegment eliminations.

	Three Months Ended June 30,
	2003			2002
	(000’s omitted)			(000’s omitted)

	Lithotripsy	Orthotripsy	Other	Lithotripsy	Orthotripsy	Other

Revenue from external customers	$13,700	$4,463	$3,292	$17,813	$1,581	$3,383
Intersegment revenue	302	—	827	263	—	778
Segment income (loss) before income taxes	$2,653	$(130)	$78	$4,237	$(767)	$326

	Six Months Ended June 30,
	2003			2002
	(000’s omitted)			(000’s omitted)

	Lithotripsy	Orthotripsy	Other	Lithotripsy	Orthotripsy	Other

Revenue from external customers	$26,990	$8,599	$6,754	$34,887	$3,641	$5,299
Intersegment revenue	550	—	1,575	446	—	1,412
Segment income (loss) before income taxes	$7,382	$(244)	$236	$8,915	$(1,369)	$5

The following is a reconciliation of the measure of segment income before income taxes as shown above to consolidated income before income taxes per the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(000’s omitted)		(000’s omitted)

Total segment income before income taxes	$2,601	$3,796	$7,374	$7,551
Unallocated corporate expenses	(1,454)	(1,108)	(2,730)	(2,301)
Total company income before income taxes	$1,147	$2,688	$4,644	$5,250

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

Our services are provided principally through limited partnerships or other entities that we manage which use lithotripsy devices or the OssaTron orthopaedic shock wave device.  Many of these partnerships were formed by us, and we have retained an equity interest ranging from approximately 5% to 100% while selling any remaining interests to physicians.  We generally retain the sole general partnership interest in the partnerships and manage their daily operations.  We also provide equipment maintenance services to the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy extracorporeal shock wave surgery procedures using the OssaTron device.  To date we have expanded our operations by forming partnerships in new geographic markets and acquiring interests in partnerships from third parties, and we expect to continue to do so in the future.

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

Historically, our business has consisted primarily of lithotripsy equipment sales and, more recently, patient treatments.  In October 2000, we received FDA approval to market our Orthotripsy extracorporeal shock wave device for the treatment of chronic plantar fasciitis. Since then we have been engaged in an active program of forming orthopaedic services partnerships, selling interests in these partnerships to physicians and other activities designed to promote this new orthopaedic treatment modality. On March 14, 2003, we received FDA approval to market our orthopaedic shock wave device for the treatment of chronic lateral epicondylitis commonly known as tennis elbow.

Results of Consolidated Operations

General

HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services.  During the second quarter of 2003, approximately 88.7% of the Company’s revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® extracorporeal shock wave surgery with the OssaTron® device.  During this quarter, HealthTronics performed 11,593 procedures, a 9.7% increase over the 10,565 treatments performed during the same period last year.

The Company provides clinical services such as patient scheduling, staffing, training, quality assurance, maintenance and contracting with hospitals, surgery centers and third-party payors.  The Company has continued to grow its lithotripsy business through increased utilization of existing machines and through the acquisition of new lithotripsy partnerships.   In December 2001, the Company completed an acquisition of Litho Group, Inc.  During 2003, the Company sold certain equity interests in three consolidated subsidiaries originally purchased as part of the Litho Group, Inc. acquisition.  Proceeds of approximately $6 million were used to pay down long-term debt.  The Company anticipates selling equity interest in two additional Litho Group consolidated subsidiaries in the latter half of 2003.

HealthTronics has focused on increasing utilization of the OssaTron devices currently in the U.S. market.  On March 14, 2003, the Company received pre-market approval from the Food and Drug Administration to market the OssaTron for the treatment of chronic lateral epicondylitis commonly known as tennis elbow.  This and other efforts in the reimbursement area are enabling HealthTronics to make continued progress in receiving payment from third party insurers for such treatments.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenue: Net revenue decreased from $22,777,000 for the three months ended June 30, 2002 to $21,455,000 for the three months ended June 30, 2003, a decrease of 6%. This decrease is attributable to lower lithotripsy revenue due to the July, 2002 disposition of U.S. Lithotripsy, L.P. and lower device sales.  This reduction was offset in part by an increase in Orthotripsy treatment revenues and revenues related to certain acquisitions.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $3,976,000 for the three months ended June 30, 2002 to $4,553,000 for the three months ended June 30, 2003, an increase of 15%. This increase is attributable to an increase in the cost of equipment and related consumables from our suppliers and higher direct costs from increased Orthotripsy treatment revenues.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $9,318,000 for the three months ended June 30, 2002 to $9,792,000 for the three months ended June 30, 2003, an increase of 5%. This increase is attributable to 1) increased costs related to growing the Orthotripsy business and 2) increased expenses related to acquisitions.  This impact is offset by a reduction of cost as a result of the July, 2002 disposition of U.S. Lithotripsy, L.P.

Depreciation and Amortization: Depreciation and amortization expenses decreased from $1,507,000 for the three months ended June 30, 2002 to $1,424,000 for the three months ended June 30, 2003, a decrease of 6%.  This decrease is primarily attributable to the July, 2002 disposition of U.S. Lithotripsy, L.P., offset in part by the increase in equipment due to the acquisitions of businesses.

Equity in Earnings of Unconsolidated Partnerships: Equity in Earnings of Unconsolidated Partnerships increased from $60,000 for the three months ended June 30, 2002 to $221,000 for the three months ended June 30, 2003, an increase of 268%.  This increase is primarily attributable to income related to the addition of certain equity investments.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments decreased from $201,000 for the three months ended June 30, 2002, to $160,000 for the three months ended June 30, 2003, a decrease of 20%. This decrease is attributable to the timing of the payment of the related distributions.

Gain on Sale of Investment Interest: Gain on sale of investment interest decreased from $452,000 for the three months ended June 30, 2002 to $142,000 for the three months ended June 30, 2003, a decrease of 69%. This decrease is attributable to fewer sales of investment interests compared to the second quarter of 2002.

Gain on Sale of Property and Equipment: Gain on sale of property and equipment decreased from $108,000 for the three months ended June 30, 2002 to $9,000 for the three months ended June 30, 2003, a decrease of 92%.  This decrease is attributable to fewer sales of capital equipment in the second quarter of 2003 compared to the second quarter of 2002.

Interest Expense: Interest expense decreased from $1,010,000 for the three months ended June 30, 2002 to $511,000 for the three months ended June 30, 2003, a decrease of 49%. This decrease is attributable to reduction of total debt.

Minority Interest: Minority interest decreased from $5,153,000 for the three months ended June 30, 2002 to $4,600,000 for the three months ended June 30, 2003, a decrease of 11%. This decrease is attributable to lower net income before minority interest and the July, 2002 disposition of U.S. Lithotripsy, L.P., offset in part by increased minority participation in the Company’s lithotripsy and Orthotripsy partnerships.

Provision for Income Taxes: Provision for income taxes decreased from $1,075,000 for the three months ended June 30, 2002 to $449,000 for the three months ended June 30, 2003, a decrease of 58%. The decrease is attributable to the decrease in taxable income compared to the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net revenue decreased from $43,827,000 for the six months ended June 30, 2002 to $42,343,000 for the six months ended June 30, 2003, a decrease of 3%. This decrease is attributable to lower lithotripsy revenue due to the July, 2002 disposition of U.S. Lithotripsy, L.P. and lower device sales.  This reduction was offset in part by an increase in Orthotripsy treatment revenues and revenues related to certain acquisitions.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $7,017,000 for the six months ended June 30, 2002 to $8,813,000 for the six months ended June 30, 2003, an increase of 26%.  This increase is attributable to an increase in the cost of equipment and related consumables from our suppliers and higher direct costs from increased Orthotripsy treatment revenues.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $18,286,000 for the six months ended June 30, 2002 to $19,372,000 for the six months ended June 30, 2003, an increase of 6%.  This increase is attributable to 1) increased costs related to growing the Orthotripsy business and 2) increased expenses related to acquisitions.  This impact is offset by a reduction of cost as a result of the July, 2002 disposition of U.S. Lithotripsy, L.P.

Depreciation and Amortization: Depreciation and amortization expenses decreased from $3,119,000 for the six months ended June 30, 2002 to $2,804,000 for the six months ended June 30, 2003, a decrease of 10%. This decrease is primarily attributable to the July, 2002 disposition of U.S. Lithotripsy, L.P., offset in part by the increase in equipment due to the acquisitions of businesses.

Equity in Earnings of Unconsolidated Partnerships: Equity in Earnings of Unconsolidated Partnerships increased from $115,000 for the six months ended June 30, 2002 to $479,000 for the six months ended June 30, 2003, an increase of 317%.  This increase is attributable to the addition of certain equity investments.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments decreased from $282,000 for the six months ended June 30, 2002, to $278,000 for the six months ended June 30, 2003, a decrease of 1%. This decrease is primarily due to the timing of the related distributions.

Gain on Sale of Investment Interest: Gain on sale of investment interest increased from $441,000 for the six months ended June 30, 2002 to $2,216,000 for the six months ended

June 30, 2003, an increase of 402%.  This increase is primarily attributable to the sale of a portion of our interests in several partnerships during the first six months of 2003.

Gain on Sale of Property and Equipment: Gain on sale of property and equipment decreased from $276,000 for the six months ended June 30, 2002 to $15,000 for the six months ended June 30, 2003, a decrease of 95%.  This decrease is attributable to fewer sales of capital equipment in the first six months of 2003 compared to the first six months of 2002.

Interest Expense: Interest expense decreased from $1,683,000 for the six months ended June 30, 2002 to $1,044,000 for the six months ended June 30, 2003, a decrease of 38%. This decrease is attributable to reduction in total debt.

Minority Interest: Minority interest decreased from $9,686,000 for the six months ended June 30, 2002 to $8,729,000 for the six months ended June 30, 2003, a decrease of 10%. This decrease is attributable to lower net income before minority interest and the July, 2002 disposition of U.S. Lithotripsy, L.P., offset in part by increased minority participation in the Company’s lithotripsy and Orthotripsy partnerships.

Provision for Income Taxes: Provision for income taxes decreased from $2,099,000 for the six months ended June 30, 2002 to $1,817,000 for the six months ended June 30, 2003, a decrease of 13%. The decrease is attributable to the decrease in taxable income over the first six months of 2002.

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

Consolidation

Our consolidated financial statements include the accounts of those significant subsidiaries that we control.  They also include our undivided interests in these subsidiaries’ assets and liabilities.  Amounts representing our percentage interest in the underlying net assets of other significant affiliates that we do not control, but over which we exercise significant influence, are included in “Investments in unconsolidated entities”; our share of the net income of these companies is included in the consolidated statement of income caption “Equity in earnings of unconsolidated partnerships”.  The accounting for these non-consolidated companies is based upon the equity method of accounting.  Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at the lower of cost or fair value, as appropriate.

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

We form wholly owned limited partnerships in which we are the general partner and then contribute a medical device to the partnership.  We may sell interests in these partnerships to other investors.  We generally recognize a gain on the interest sold as non-operating income at the time the subscription agreement is signed.  Certain gains on the sale of partnership interests are deferred when payment terms exceed one year.

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

Long-Lived Assets

We have recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  We review long-lived assets, including identifiable intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill was previously amortized on a straight-line basis over the periods benefited.  Goodwill is now no longer being amortized to earnings, but instead is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.  Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but this Interpretation applies to a larger population of entities. In general, a variable interest entity is any legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This Interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this Interpretation apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003.  For transactions entered into after January 1, 2003, this Interpretation did not have a material impact on our consolidated operations or cash flow.  We are currently evaluating the effect that this Interpretation will have on our results of operations and financial position for any transaction entered into prior to February 1, 2003.  Until the evaluation is complete, we do not know whether this Interpretation will have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  We do not expect the requirements of SFAS 149 to have a material impact on our results of operations or our financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classifies as liabilities.   This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the provisions of this statement to have a significant impact on the statement of financial position.

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility.  At June 30, 2003 and December 31, 2002, we had approximately $27,485,000 and $33,495,000, respectively, outstanding under the credit facility plus additional debt of approximately $4,271,000 and $4,583,000, respectively, primarily at the subsidiary level.  Included in the credit facility is a $15,000,000 line of credit under which $2,500,000 was available at June 30, 2003.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents decreased from $16,808,000 at December 31, 2002 to $8,879,000 at June 30, 2003.

It is our intention to use the after tax cash proceeds received from the sales of lithotripsy partnership interests to reduce our existing debt as has been done with the proceeds from sales since January, 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 was $1,195,000 compared to $5,600,000 for the six months ended June 30, 2002.  This decrease was primarily the result of decreased operating earnings before depreciation and amortization and minority interest and the timing of income tax payments.  Net cash used in investing activities was $3,572,000 for the six months ended June 30, 2003 compared to $2,491,000 for the six months ended June 30, 2002.  The increase in 2003 was due primarily to increased acquisition costs of consolidated entities.  Net cash used in financing activities aggregated $5,552,000 in the six months ended June 30, 2003 and $2,229,000 in the six months ended June 30, 2002 and consisted primarily of principal payments on short-term borrowings and long-term debt offset by proceeds from the issuance of stock related to stock option exercises.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $3,479,000 in the six months ended June 30, 2003.  We currently estimate that our capital expenditures will aggregate approximately $7,000,000 to $9,000,000 for the year ended December 31, 2003 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2003 could be higher than anticipated.  We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2003.

Significant contractual obligations are as follows:

	Payments Due by Period
	(000’s omitted)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$12,500	$12,500	$—	$—	$—
Long-Term Debt	17,386	6,006	11,211	169	—
Capital Lease Obligations	1,871	630	1,192	49	—
Operating Leases	6,615	1,331	2,191	1,549	1,544
Purchase Obligations (1)	26,400	6,400	12,000	8,000	—
Total Contractual Cash Obligations	$64,772	$26,867	$26,594	$9,767	$1,544

(1)          Pursuant to our distribution agreement with HMT we have an ongoing commitment to purchase certain medical devices. Based upon current market prices, this commitment is approximately $6.4 million in 2003.

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003.  As of June 30, 2003 and December 31, 2002, our corporate-level fixed-rate debt was approximately $15,000,000 and $17,500,000, respectively, and our corresponding corporate-level variable-rate debt was approximately $12,485,000 and $15,995,000, respectively.  Based on our variable-rate debt at June 30, 2003 and December 31, 2002, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $125,000 and $160,000, respectively.

In order to protect us from interest rate volatility, effective February 12, 2002, we entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $15,000,000 and $17,500,000 at June 30, 2003 and December 31, 2002, respectively. The swaps effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.00%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  We believe that our hedge is effective with changes in fair value to be reported in other comprehensive income. As of June 30, 2003 and December 31, 2002, the market value of the derivatives was a liability of approximately $191,000 and $312,000, respectively, which is included on the accompanying balance sheet.  Comprehensive income of approximately $121,000 has been recorded for the six months ended

June 30, 2003 and comprehensive expense of approximately $140,000 was recorded for the six months ended June 30, 2002.

The counterparties to the interest rate swap agreements are major commercial banks.  We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.  We do not anticipate nonperformance of the counterparties.

Cautionary Statements

Included in this report are forward-looking statements that reflect management’s current outlook for future periods.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with healthcare professionals or facilities; inability of the Company or healthcare providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; and difficulty in managing the Company’s growth.  Readers are cautioned that, in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed risk factors found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

A.                                   The annual meeting of shareholders was held on May 16, 2003.

B.                                     The following directors were elected to the board of directors:

James R. Andrews

Scott A. Cochran

Donny R. Jackson

Timothy J. Lindgren

Russell H. Maddox

Argil J. Wheelock

C.                                     The following matters were voted upon at the annual meeting:

	For	Against	Abstain
1. To elect the following directors to serve for the ensuing year:
James R. Andrews	8,765,345	282,865	100
Scott A. Cochran	7,922,193	1,126,017	100
Donny R. Jackson	8,946,697	101,513	100
Timothy J. Lindgren	8,959,275	88,935	100
Russell H. Maddox	7,749,918	1,298,292	100
Argil J. Wheelock	8,958,345	89,865	100

Item 6.                                                        Exhibits and Reports on Form 8-K

(a)          Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

31.1                           Principal Executive Officer Certification of Argil J. Wheelock Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Principal Executive Officer Certification of Martin J. McGahan Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of CEO Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of CFO Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the second quarter of 2003, the Company filed the following current reports on Form 8-K:

Date of Report	Description
April 7, 2003	Furnished text of presentation made to the investment community.

May 13, 2003	Furnished text of press release reporting the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck

Victoria W. Beck
Chief Accounting Officer

Date: August 13, 2003

Exhibit Index

Exhibit No.	Description

31.1	Principal Executive Officer Certification of Argil J. Wheelock, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Executive Officer Certification of Martin J. McGahan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002