Form 10-Q
period 2003-09-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2003-11-13
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

or

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

11,579,000 Shares of No Par Value Common Stock as of October 31, 2003

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.               Financial Information

Item 1.             Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(000’s omitted)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,313	$16,808
Trade accounts receivable, less allowance for doubtful accounts of $1,374 and $1,264 at September 30, 2003 and December 31, 2002, respectively	14,424	13,660
Other receivables	82	757
Inventory	7,118	5,231
Prepaid expenses and other current assets	1,998	1,395
Deferred income taxes	1,221	1,103
Total current assets	34,156	38,954

Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	1,181	902
Medical devices placed in service	23,340	21,692
Office equipment, furniture and fixtures	1,604	1,317
Vehicles and accessories	3,577	3,385
	30,051	27,645
Less accumulated depreciation	(11,655)	(8,532)
Net property and equipment	18,396	19,113

Investments in unconsolidated entities	2,378	1,866
Goodwill	45,937	42,755
Other assets	3,406	4,474
Total assets	$104,273	$107,162

	September 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$3,653	$4,073
Income taxes payable	447	3,030
Other accrued expenses	5,773	13,301
Deferred profit on service contracts and sales of partnership interests	996	517
Short-term borrowings	10,500	9,500
Current portion of capital lease obligations	171	593
Current portion of long-term debt	5,475	6,126
Total current liabilities	27,015	37,140

Deferred profit on medical device sales to related parties (subject to debt guarantees)	248	248
Noncurrent deferred income taxes	814	1,093
Capital lease obligations, less current portion	228	1,484
Long-term debt, less current portion	6,681	20,375
Minority interest in consolidated subsidiaries	27,566	12,133
Other liabilities	2,195	1,858
Total liabilities	64,747	74,331

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000 shares at September 30, 2003 and December 31, 2002; Issued – 11,573 and 11,345 shares at September 30, 2003 and December 31, 2002, respectively; Outstanding – 11,573 and 11,292 at September 30, 2003 and December 31, 2002, respectively	18,923	17,028
Accumulated other comprehensive expense	(106)	(312)
Retained earnings	20,709	16,115
Total shareholders’ equity	39,526	32,831
Total liabilities and shareholders’ equity	$104,273	$107,162

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(000’s omitted except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net revenue	$22,963	$23,071	$65,306	$66,898

Cost of devices, service parts and consumables	5,074	5,739	13,887	12,756
Salaries, general and administrative expenses	10,847	9,633	30,219	27,919
Depreciation and amortization	1,414	1,381	4,218	4,500
	5,628	6,318	16,982	21,723
Equity in earnings of unconsolidated partnerships	351	134	831	249
Partnership distributions from cost based investments	130	253	408	535
Gain on sale of subsidiary and investment interest	2,129	3,656	4,344	4,097
Gain on sale of property and equipment	358	181	372	457
Interest expense	(521)	(650)	(1,564)	(2,333)
Interest income	57	64	132	164
Income before minority interest and income taxes	8,132	9,956	21,505	24,892
Minority interest	(5,233)	(3,668)	(13,962)	(13,354)
Income before income taxes	2,899	6,288	7,543	11,538
Provision for income taxes	(1,133)	(2,514)	(2,950)	(4,613)
Net income	$1,766	$3,774	$4,593	$6,925
Income per common share:
Basic	$0.15	$0.34	$0.40	$0.62
Diluted	$0.15	$0.32	$0.39	$0.59
Weighted average common shares outstanding:
Basic	11,567	11,171	11,479	11,107
Diluted	11,764	11,889	11,744	11,715

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(000’s omitted)

	Nine months ended September 30,
	2003	2002

Operating activities
Net income	$4,593	$6,925
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	206	(332)
Depreciation and amortization	4,218	4,500
Amortization of loan costs	196	211
Provision for doubtful accounts	110	(227)
Deferred profit on medical device sales to related parties	—	(1,105)
Deferred profit on service contracts	479	(455)
Deferred income taxes	(398)	—
Equity in earnings of unconsolidated partnerships, net of dividends	(51)	(104)
Minority interest in subsidiaries, net of distributions to minority interests	(2,055)	1,961
Gain on sale of subsidiary and investment interest	(4,344)	(3,654)
Gain on sale of property and equipment	(372)	(457)
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(874)	1,584
Other receivables	675	2,300
Inventory	(1,887)	(1,036)
Prepaid expenses and other assets	254	(1,995)
Trade accounts payable	(420)	873
Income taxes payable	(706)	3,558
Accrued expenses and other liabilities	694	736
Net cash provided by operating activities	$318	$13,283

	Nine months ended September 30,
	2003	2002

Investing activities
Purchases of property and equipment, net of businesses acquired	$(4,206)	$(5,174)
Proceeds from sales of investment interest	13,948	5,558
Proceeds from sale of property and equipment	1,091	1,473
Acquisition of partnership interest	(461)	(3,726)
Acquisition of businesses, net of cash acquired	(5,057)	(249)
Net cash provided by (used in) investing activities	5,315	(2,118)

Financing activities
Proceeds from issuance of common stock	1,895	1,275
Proceeds from issuance of long-term debt	3,824	1,766
Principal payments on long-term debt and capital leases	(19,847)	(11,953)
Proceeds from issuance of short-term borrowings	4,300	6,000
Principal payments on short-term borrowings	(3,300)	(7,900)
Net cash used in financing activities	(13,128)	(10,812)

Net (decrease) increase in cash and cash equivalents	(7,495)	353
Cash and cash equivalents at beginning of period	16,808	9,905
Cash and cash equivalents at end of period	$9,313	$10,258

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

In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented.  The information presented in these financial statements was prepared in conformity with accounting principles generally accepted in the United States for interim financial information and instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

Net revenue includes fees for medical procedures in the clinical setting and certain sales of equipment to unaffiliated entities.  Procedure revenue is primarily “wholesale” or “retail”.  Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed.  Retail revenue, generated when the Company bills third party payors for medical facility and technical fees, is recorded at the time services are rendered.  These third party billings may or may not be contractual.  Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered.  Differences in estimates recorded and final settlements are reported during the period final settlements are made.

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

Consolidation and Partnership Investments

Historically, the Company has made a number of investments in various entities including general and limited partnerships.  The majority of these investments are consolidated based upon the Company’s financial interest and its ability to exercise control.  The remaining investments are recorded using the cost or equity method of accounting, depending upon the Company’s percentage of ownership and ability to exercise significant influence over the operating and financial policies of the partnership.

For entities created after January 31, 2003, the Company has considered FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) as well as the factors described above to determine whether the entity should be consolidated.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”) as amended by Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transitional Disclosure, an Amendment to SFAS No. 123, (“SFAS 148”) for option grants to employees.  The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for the employee stock option grants.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(000’s omitted except per share information)

Net income – as reported	$1,766	$3,774	$4,593	$6,925
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(217)	(62)	(575)	(184)
Net income — pro forma	$1,549	$3,712	$4,018	$6,741

Earnings per share — as reported:
Basic	$0.15	$0.34	$0.40	$0.62
Diluted	$0.15	$0.32	$0.39	$0.59
Earnings per share — pro forma:
Basic	$0.13	$0.33	$0.35	$0.61
Diluted	$0.13	$0.31	$0.34	$0.58

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

Concentrations of Credit Risk

The Company sells its products primarily in the United States.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.  Accounts receivable are generally receivable from medical facilities, insurance companies or patients.

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

Other Comprehensive Income or Expense

Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualify as cash flow hedges.  These hedges are effective and, thus, the change in fair values for the three and nine months ended September 30, 2003 are reported as other comprehensive income of $85,000 and $206,000, respectively, and for the three and nine months ended September 30, 2002 are reported as other comprehensive loss of $191,000 and $332,000, respectively.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest.  FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIE’s”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both (the “primary beneficiary”).  FIN 46 is effective for all new VIE’s created or acquired after January 31, 2003.  Originally for VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003.  However, on October 8, 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the first reporting period after December 15, 2003 for interests held by public entities in VIE’s or potential VIE’s created before February 1, 2003.  FIN 46 also sets forth certain disclosures regarding interests in VIE’s that are deemed significant, even if consolidation is not required.                Implementation of FIN 46 for the entities created after January 31, 2003 did not have a material impact on the Company’s consolidated financial statements.  The Company is currently evaluating the impact of FIN 46 for the entities created before January 31, 2003 on its consolidated financial position, results of operations and cash flows.  The provisions of this statement may have a material impact on the Company’s consolidated financial position.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of this statement relating to certain mandatorialy redeemable noncontrolling interest has been indefinitely deferred.  The Company has subsidiaries with limited lives for which this statement has been deferred.  The Company is currently evaluating the potential impact of implementation of the provisions of this statement.

3.                                       Description of Business

HealthTronics Surgical Services, Inc. was incorporated in the State of Georgia in 1995.  The Company was founded for the purpose of providing state-of-the-art non-invasive treatment solutions for certain urologic and orthopaedic conditions.  The Company initially sought to obtain approval (Pre-Market Approval - “PMA”) from the Food & Drug Administration (“FDA”) to market certain products manufactured by HMT High Medical Technologies, AG (“HMT”), a Swiss corporation, in particular, certain medical devices utilizing shock wave technology, known as the LithoTron® and the OssaTron®.  Both products were being used outside the United States and Canada.  During 1997, the Company received FDA approval to market the LithoTron.  On October 12, 2000, the Company received FDA approval to market the OssaTron for treatment of chronic proximal plantar fasciitis commonly known as heel pain.  On March 14, 2003, the Company received FDA approval to market the OssaTron for treatment of chronic lateral epicondylitis commonly known as tennis elbow.

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

In October 2000, with the FDA approval of the OssaTron the Company began establishing Orthotripsy® partnerships for the purpose of purchasing, owning and operating OssaTron devices. HealthTronics contributed certain capital to partnerships and offered equity interests to third parties.  As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, the Company maintains control and, therefore, under existing accounting principles generally accepted in the United States, consolidates the second tier Orthotripsy partnerships.  The Company has equity interests in these partnerships ranging from 5% to 100%.

In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. (“LGI”) for $42,500,000 in cash.  Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from approximately 15% to 100%, operating in the northern, eastern and southern United States.  As sole general partner, LGI, under existing accounting principles generally accepted in the United States, consolidates the second and third tier partnerships. The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates under existing accounting principles generally accepted in the United States.  Since acquisition of LGI, the Company has provided urologic services with lithotripters manufactured by companies other than HMT.

The Company also offers services with other urologic devices to treat benign prostatic hyperplasia and prostate cancer.

The accompanying consolidated financial statements include the accounts of each of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

4.                                       Business Acquisitions and Dispositions

During the nine months ended September 30, 2003, the Company separately and individually purchased controlling interests ranging from 25.0% to 56.4% in two lithotripsy partnerships, two prostate thermotherapy partnerships and two cryosurgery partnerships for aggregate purchase prices totaling $5,621,000 which included cash and issuance of 125,304 shares of common stock.  The results of operations for these entities have been included since the dates of acquisition.

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

5.                                   Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	September 30, 2003	December 31, 2002
	(000’s omitted)

Medical devices / other equipment	$5,859	$4,010
Spare parts	611	746
Consumables	648	475
	$7,118	$5,231

6.                                       Gain on Sale of Subsidiary and Investment Interest

The Company sold a subsidiary and partnership interests of certain limited partnerships and recognized gains of $2,129,000 and $4,344,000 for the three and nine months ended September 30, 2003, respectively and $3,656,000 and $4,097,000 for the three and nine months ended September 30, 2002, respectively. In 2002, the gain on sale of subsidiary and investment interest for the three and nine months includes a gain of $3,654,000 on the sale of a certain lithotripsy subsidiary. The remaining 2002 gains and all of the 2003 gains relate to sales of partnership interests and represent the excess of the sales price over the Company's investment basis in the partnership interest sold.

7.                                       Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $13,750,000 and $17,500,000 at September 30, 2003 and December 31, 2002, respectively. The swaps effectively convert a portion of the Company’s floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on future interest expense.  This fixed rate is 3.2525% plus the applicable percentage (currently 2.50%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedges are effective with changes in fair value to be reported in other comprehensive income. As of September 30, 2003 and December 31, 2002, the market value of the derivatives was a liability of approximately $106,000 and $312,000, respectively, which is included on the accompanying balance sheet.  The change in fair values for the three and nine months ended September 30, 2003 are reported as other comprehensive income of $85,000 and $206,000, respectively, and for the three and nine months ended September 30, 2002 are reported as other comprehensive loss of $191,000 and $332,000, respectively.

The counterparties to the interest rate swap agreements are major commercial banks.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparties.

8.                                       Comprehensive Income

The components of comprehensive income are as follows for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(000’s omitted)

Net income	$1,766	$3,774	$4,593	$6,925
Net change in fair value of interest rate swap	85	(191)	206	(332)
Comprehensive income	$1,851	$3,583	$4,799	$6,593

9.                                       Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(000’s omitted except per share amounts)

Numerator: Net income	$1,766	$3,774	$4,593	$6,925
Weighted average shares outstanding	11,567	11,171	11,479	11,107
Effect of dilutive securities:
Stock options	197	718	265	608
Denominator for diluted earnings per share	11,764	11,889	11,744	11,715
Basic earnings per share	$0.15	$0.34	$0.40	$0.62
Diluted earnings per share	$0.15	$0.32	$0.39	$0.59

10.                                 Segment Information

The Company applies the disclosure provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  Effective April 1, 2003, the Company internally reorganized its operating structure and as a result the Company’s business units have been aggregated into two reportable operating segments: Lithotripsy and Orthotripsy.  The factors for determining the reportable segments were based on the distinct nature of their operations.  They are disclosed as separate operating segments because these business units each have different marketing strategies due to differences in types of consumers, different market conditions and different capital requirements.  Asset information by segment, including capital expenditures, and net income beyond operating margins are not provided to the Company’s chief operating decision maker.

The Lithotripsy segment provides lithotripsy services to doctors and medical facilities.  The Orthotripsy segment provides non-invasive surgical solutions for a variety of orthopedic conditions.  The “Other” category includes corporate and the Company’s non-reportable segments.

The Company primarily evaluates segment performance based on the income or loss before income taxes from its operating segments, which do not include unallocated corporate overhead and intersegment eliminations.

	Three Months Ended September 30 ,
	2003			2002
	(000’s omitted)			(000’s omitted)
	Lithotripsy	Orthotripsy	Other	Lithotripsy	Orthotripsy	Other

Revenue from external customers	$14,329	$4,978	$3,656	$14,420	$3,121	$5,530
Intersegment revenue	438	—	1,206	177	—	744
Segment income (loss) before income taxes	$4,811	$(26)	$(29)	$7,982	$(554)	$948

	Nine Months Ended September 30,
	2003			2002
	(000’s omitted)			(000’s omitted)
	Lithotripsy	Orthotripsy	Other	Lithotripsy	Orthotripsy	Other

Revenue from external customers	$41,320	$13,577	$10,409	$49,307	$6,762	$10,829
Intersegment revenue	989	—	2,781	644	—	2,156
Segment income (loss) before income taxes	$12,193	$(269)	$206	$16,897	$(1,924)	$953

The following is a reconciliation of the measure of segment income before income taxes as shown above to consolidated income before income taxes per the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(000’s omitted)		(000’s omitted)

Total segment income before income taxes	$4,756	$8,376	$12,130	$15,926
Unallocated corporate expenses	(1,857)	(2,088)	(4,587)	(4,388)
Total company income before income taxes	$2,899	$6,288	$7,543	$11,538

11.                                 Subsequent Events

In October 2003, the Company purchased the remaining 39% interest in a consolidated thermotherapy subsidiary for approximately $1,100,000.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of consolidated operations should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Overview

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing lithotripsy and Orthotripsy® extracorporeal shock wave surgery and other non-invasive urologic treatments.  We were formed in December 1995 and began offering lithotripsy services in 1996.  In October 2000, we received FDA approval to market an orthopaedic extracorporeal shock wave surgery device, the OssaTron®, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.

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

As a result of the control we exert over the partnerships by virtue of our sole general partnership interest, level of financial interest, management contract and otherwise, for financial reporting purposes we consolidate the results of operations of the partnerships with our own even though we own less than all (and in many cases less than 50%) of their outstanding equity interests.  We reflect the equity of third party partners in the partnerships’ results of operations in our consolidated statements of income and on our consolidated balance sheets as minority interest.  We are currently evaluating the impact that implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) will have on consolidation of these entities.

In certain instances, we do not control partnerships or other entities in which we have ownership interests.  We account for our interests in these entities either on the equity or cost basis, depending on our percentage of ownership and the degree of influence we exert over the entity.  We are currently evaluating the impact that implementation of FIN 46 will have on consolidation of these entities.

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

Historically, our revenue was derived primarily from service fees and the sale of lithotripsy devices and related consumables.  We have implemented a strategy of structuring our operations to focus on revenues from procedure fees, which generate significantly greater operating margins.

As the percentage of our revenue attributable to procedure fees has increased, we have become more dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third party payors.  While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this procedure are still developing.  The reimbursement policies of payors for OssaTron procedures vary from those that still deem our treatment experimental to those that have entered into contractual arrangements for reimbursement.  Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of Orthotripsy extracorporeal shock wave surgery.

In October 2000, we received FDA approval to market our Orthotripsy extracorporeal shock wave device for the treatment of chronic plantar fasciitis. Since then we have been engaged in an active program of training physicians, forming orthopaedic services partnerships, selling interests in these partnerships to physicians and other activities designed to promote this new orthopaedic treatment modality. On March 14, 2003, we received FDA approval to market our orthopaedic shock wave device for the treatment of chronic lateral epicondylitis commonly known as tennis elbow.  The acquisition of Litho Group, Inc. in December 2001 also increased our patient treatment revenue substantially.  While Litho Group partnerships use some LithoTrons, they also use numerous other types of lithotripters.

Results of Consolidated Operations

General

HealthTronics Surgical Services continues to shift its focus from being a seller of equipment, equipment maintenance and consumables to being a provider of clinical services.  During the third quarter of 2003, approximately 87.9% of the Company’s revenues were generated by clinical services, particularly lithotripsy and Orthotripsy® extracorporeal shock wave surgery with the OssaTron® device.  During this quarter, HealthTronics performed 12,471 procedures, a 17% increase over the 10,629 procedures performed during the same period last year.

The Company provides through its subsidiaries clinical services such as patient scheduling, staffing, training, quality assurance, maintenance and contracting with hospitals, surgery centers and third party payors.  The Company has continued to grow its lithotripsy business through increased utilization of existing machines and through the acquisition of new lithotripsy partnerships.   In December 2001, the Company completed an acquisition of Litho Group, Inc.  During 2003, the Company sold certain equity interests in four consolidated subsidiaries originally purchased as part of the Litho Group, Inc. acquisition.  Proceeds of approximately $11,546,000 were used to pay down long-term debt.

HealthTronics has focused on increasing utilization of the OssaTron devices currently in the U.S. market.  On March 14, 2003, the Company received pre-market approval from the Food and Drug Administration to market the OssaTron for the treatment of chronic lateral epicondylitis, commonly known as tennis elbow.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenue: Net revenue decreased from $23,071,000 for the three months ended September 30, 2002 to $22,963,000 for the three months ended September 30, 2003, a decrease of less than 1%. This decrease is attributable to lower device sales, offset in part by an increase in clinical treatment revenues and revenues related to certain acquisitions.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables decreased from $5,739,000 for the three months ended September 30, 2002 to $5,074,000 for the three months ended September 30, 2003, a decrease of 12%. This decrease is attributable to a decrease in device sales over the comparable three months in 2002, offset in part by higher direct costs from increased Orthotripsy treatment revenues.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $9,633,000 for the three months ended September 30, 2002 to $10,847,000 for the three months ended September 30, 2003, an increase of 13%. This increase is attributable to increased costs related to growing the Orthotripsy business and increased expenses related to acquisitions.

Depreciation and Amortization: Depreciation and amortization expenses increased from $1,381,000 for the three months ended September 30, 2002 to $1,414,000 for the three months ended September 30, 2003, an increase of 2%.  This increase is primarily attributable to depreciation of additional capital assets related to certain acquisitions

Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $134,000 for the three months ended September 30, 2002 to $351,000 for the three months ended September 30, 2003, an increase of 162%.  This increase is primarily attributable to income related to the addition of certain equity investments.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments decreased from $253,000 for the three months ended September 30, 2002 to $130,000 for the three months ended September 30, 2003, a decrease of 49%. This decrease is attributable to the timing of the payment of the related distributions.

Gain on Sale of Subsidiary and Investment Interest: Gain on sale of subsidiary and investment interest decreased from $3,656,000 for the three months ended September 30, 2002 to $2,129,000 for the three months ended September 30, 2003, a decrease of 42%. Included in the third quarter gain on sale of partnership interest is a $425,000 additional gain related to the sales of partnership interest in the first quarter.  The remaining decrease is attributable to fewer sales of investment interests compared to the third quarter of 2002.

Gain on Sale of Property and Equipment: Gain on sale of property and equipment increased from $181,000 for the three months ended September 30, 2002 to $358,000 for the three months ended September 30, 2003, an increase of 98%.  This increase is attributable to an increase in sales of capital equipment in the third quarter of 2003 compared to the third quarter of 2002.

Interest Expense: Interest expense decreased from $650,000 for the three months ended September 30, 2002 to $521,000 for the three months ended September 30, 2003, a decrease of 20%. This decrease is attributable to a reduction of total debt.

Minority Interest: Minority interest increased from $3,668,000 for the three months ended September 30, 2002 to $5,233,000 for the three months ended September 30, 2003, an increase of 43%. This increase is attributable to increased minority participation in the Company’s lithotripsy and Orthotripsy partnerships offset in part by lower net income before minority interest.

Provision for Income Taxes: Provision for income taxes decreased from $2,514,000 for the three months ended September 30, 2002 to $1,133,000 for the three months ended September 30, 2003, a decrease of 55%. The decrease is attributable to the decrease in taxable income compared to the third quarter of 2002.

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002

Net revenue decreased from $66,898,000 for the nine months ended September 30, 2002 to $65,306,000 for the nine months ended September 30, 2003, a decrease of 2%. This decrease is attributable to lower lithotripsy revenue due to the July 2002 disposition of U.S. Lithotripsy, L.P. and lower device sales.  This reduction was offset in part by an increase in Orthotripsy treatment revenues and revenues related to certain acquisitions.

Cost of Devices, Service Parts and Consumables: Cost of devices, service parts and consumables increased from $12,756,000 for the nine months ended September 30, 2002 to $13,887,000 for the nine months ended September 30, 2003, an increase of 9%.  This increase is attributable to an increase in the cost of equipment and related consumables from our suppliers and higher direct costs from increased Orthotripsy treatment revenues.

Salaries, General and Administrative Expenses: Salaries, general and administrative expenses increased from $27,919,000 for the nine months ended September 30, 2002 to $30,219,000 for the nine months ended September 30, 2003, an increase of 8%.  This increase is attributable to increased costs related to growing the Orthotripsy business and increased expenses related to acquisitions.  This impact is offset in part by a reduction of cost as a result of the July 2002 disposition of U.S. Lithotripsy, L.P.

Depreciation and Amortization: Depreciation and amortization expenses decreased from $4,500,000 for the nine months ended September 30, 2002 to $4,218,000 for the nine months ended September 30, 2003, a decrease of 6%. This decrease is primarily attributable to the July, 2002 disposition of U.S. Lithotripsy, L.P., offset in part by the increase in equipment due to the acquisitions of businesses.

Equity in Earnings of Unconsolidated Partnerships: Equity in earnings of unconsolidated partnerships increased from $249,000 for the nine months ended September 30, 2002 to $831,000 for the nine months ended September 30, 2003, an increase of 234%.  This increase is attributable to the addition of certain equity investments.

Partnership Distributions from Cost Based Investments: Partnership distributions from cost based investments decreased from $535,000 for the nine months ended September 30, 2002, to $408,000 for the nine months ended September 30, 2003, a decrease of 24%. This decrease is primarily due to the timing of the related distributions.

Gain on Sale of Subsidiary and Investment Interest: Gain on sale of subsidiary and investment interest increased from $4,097,000 for the nine months ended September 30, 2002 to $4,344,000 for the nine months ended September 30, 2003, an increase of 6%.  This increase is primarily attributable to the sale of a portion of our interests in several partnerships during the first nine months of 2003.

Gain on Sale of Property and Equipment: Gain on sale of property and equipment decreased from $457,000 for the nine months ended September 30, 2002 to $372,000 for the nine months ended September 30, 2003, a decrease of 19%.  This decrease is attributable to fewer sales of capital equipment in the first nine months of 2003 compared to the first nine months of 2002.

Interest Expense: Interest expense decreased from $2,333,000 for the nine months ended September 30, 2002 to $1,564,000 for the nine months ended September 30, 2003, a decrease of 33%. This decrease is attributable to reduction in total debt.

Minority Interest: Minority interest increased from $13,354,000 for the nine months ended September 30, 2002 to $13,962,000 for the nine months ended September 30, 2003, an increase of 5%. This increase is attributable to increased minority participation in the Company’s lithotripsy and Orthotripsy partnerships, offset in part by lower net income before minority interest and the July 2002 disposition of U.S. Lithotripsy, L.P.

Provision for Income Taxes: Provision for income taxes decreased from $4,613,000 for the nine months ended September 30, 2002 to $2,950,000 for the nine months ended September 30, 2003, a decrease of 36%.  This decrease is attributable to the decrease in taxable income over the first nine months of 2002.

Critical Accounting Policies

Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Estimates and assumptions are reviewed periodically and the effects of the revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Actual results could differ from those estimates, and any such differences may be material to the financial statements.  If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

We may sell medical devices to certain entities in which we have an interest and may have guaranteed a portion of the long-term obligations related to such purchases.  We eliminate profits on such transactions where the purchaser is a consolidated subsidiary of ours.  A pro rata portion of the profit representing our percentage of ownership will be deferred on sales to unconsolidated subsidiaries where we have accounted for our investment interest using the equity or cost basis methods of accounting (depending on our ability to exercise significant influence over the operating and financial policies of the joint venture).

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest.  FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIE’s”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both (the “primary beneficiary”).  FIN 46 is effective for all new VIE’s created or acquired after January 31, 2003.  Originally for VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003.  However, on October 8, 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the first reporting period after December 15, 2003 for interests held by public entities in VIE’s or potential VIE’s created before February 1, 2003.  FIN 46 also sets forth certain disclosures regarding interests in VIE’s that are deemed significant, even if consolidation is not required.   Implementation of FIN 46 for the entities created after January 31, 2003 did not have a material impact on our consolidated financial statements.  We are currently evaluating the impact of FIN 46 for the entities created before January 31, 2003 on our consolidated financial position, results of operations and cash flows.  The provisions of this statement may have a material impact on our consolidated financial position.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classifies

as liabilities.   This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of this statement relating to certain mandatorialy redeemable noncontrolling interest has been indefinitely deferred.  We have subsidiaries with limited lives for which this statement has been deferred.  We are currently evaluating the potential impact of implementation of the provisions of this statement.

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility.  At September 30, 2003 and December 31, 2002, we had approximately $18,514,000 and $33,495,000, respectively, outstanding under the credit facility plus additional debt of approximately $4,541,000 and $4,583,000, respectively, primarily at the subsidiary level.  Included in the credit facility is a $15,000,000 line of credit under which $4,500,000 was available at September 30, 2003.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents decreased from $16,808,000 at December 31, 2002 to $9,313,000 at September 30, 2003.

We use the after tax cash proceeds received from the sales of lithotripsy partnership interests to reduce our existing debt.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $318,000 compared to $13,283,000 for the nine months ended September 30, 2002.  This decrease was primarily the result of decreased operating earnings before depreciation and amortization and minority interest and the timing of income tax payments.  Net cash provided by investing activities was $5,315,000 for the nine months ended September 30, 2003 compared to net cash used in investing activities of $2,118,000 for the nine months ended September 30, 2002.  The increase in 2003 was due primarily to increased acquisition costs of consolidated entities.  Net cash used in financing activities aggregated $13,128,000 in the nine months ended September 30, 2003 and $10,812,000 in the nine months ended September 30, 2002 and consisted primarily of principal payments on short-term borrowings and long-term debt offset by proceeds from the issuance of stock related to stock option exercises.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $4,206,000 in the nine months ended September 30, 2003.  We currently estimate that our capital expenditures will aggregate approximately $5,000,000 to $7,000,000 for the year ended December 31, 2003 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2003 could be higher than anticipated.   We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2003.

Significant contractual obligations are as follows:

Contractual Obligations	Payments Due by Period
	(000’s omitted)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Borrowings	$10,500	$10,500	$—	$—	$—
Long-Term Debt	12,156	5,475	5,462	1,219	—
Capital Lease Obligations	399	171	218	10	—
Operating Leases	6,615	1,331	2,191	1,549	1,544
Purchase Obligations (1)	26,400	6,400	12,000	8,000	—
Total Contractual Cash Obligations	$56,070	$23,877	$19,871	$10,778	$1,544

(1)          Pursuant to our distribution agreement with HMT we have an ongoing commitment to purchase certain medical devices.  Based upon current market prices, this commitment is approximately $6.4 million in 2003.

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003.  As of September 30, 2003 and December 31, 2002, our corporate-level fixed-rate debt was approximately $13,750,000 and $17,500,000, respectively, and our corresponding corporate-level variable-rate debt was approximately $4,765,000 and $15,995,000, respectively.  Based on our variable-rate debt at September 30, 2003 and December 31, 2002, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $48,000 and $160,000, respectively.

In order to protect us from interest rate volatility, effective February 12, 2002, we entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $13,750,000 and $17,500,000 at September 30, 2003 and December 31, 2002, respectively. The swaps effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest-rate changes on future interest expense.  This fixed-rate is 3.2525% plus the applicable percentage (currently 2.50%), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  We believe that our hedge is effective with changes in fair value to be reported in other comprehensive income. As of September 30, 2003 and December 31, 2002, the market value of the derivatives was a liability of approximately $106,000 and $312,000, respectively, which is included on the accompanying balance sheet.  Comprehensive income of approximately $206,000 has been recorded for the nine months ended September 30, 2003 and comprehensive expense of approximately $332,000 was recorded for the nine months ended September 30, 2002.

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

Item 4.                                                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and, based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2003, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART II.                                                 OTHER INFORMATION

Item 1.                                                             Legal Proceedings

Beginning in September 2003, purported class action complaints were filed in the United States District Court for the Northern District of Georgia by four HealthTronics shareholders against the Company and certain of its current directors and officers.  Plaintiffs seek unspecified damages for alleged violations of the Securities Exchange Act of 1934, and generally allege that the Company, through some of its current directors and officers, made false or misleading statements during periods beginning January 4, 2000 and continuing until July 25, 2003 concerning the efficacy, testing, and market acceptance for the Company's OssaTron product, and the impact thereof on the Company's business and financial condition.  The Company believes these suits to be without merit and intends to defend vigorously against them.

Item 2.                                                             Changes in Securities and Use of Proceeds

The Company issued 122,059 shares of its common stock on April 9, 2003 and 3,245 shares of common stock on April 30, 2003 in exchange for interests in two prostate therapy partnerships.  These transactions were exempt from registration pursuant to Regulation D under the Securities Act of 1933.

Item 6.                                                             Exhibits and Reports on Form 8-K

(a) Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of this report.

31.1	Principal Executive Officer Certification of Argil J. Wheelock Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Executive Officer Certification of Martin J. McGahan Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the third quarter of 2003, the Company filed the following current reports on Form 8-K:

Date of Report	Description
August 7, 2003	Furnished text of press release reporting the Company’s financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck

Victoria W. Beck
Chief Accounting Officer

Date: November 13, 2003

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