Form 10-K
period 2003-12-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2004-03-15
CIK 1018871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

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

YES ☒      NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒      NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming for these purposes, but without conceding that all executive officers and Directors are “affiliates” of the Registrant) on December 31, 2003, valued at the closing price on June 30, 2003 was $84,666,000.

The Registrant has 12,384,000 Shares of No Par Value Common Stock as of March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2004 are incorporated by reference in Part III.

Cautionary Statements

          This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA approval of HIFU; and difficulty in managing the Company’s growth.  Additional factors that might cause such a difference, include, but are not limited to those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and the items identified under the caption “Risk Factors” in Item 1 of this report.

Part I

Item 1:  Business.

General

          HealthTronics Surgical Services, Inc. (may be referred to as, “HealthTronics”, the “Company”, “we”, “us” or “our” and shall include all subsidiaries where appropriate) is a leading provider of non-invasive surgical treatments for the urology and orthopaedic markets and as a result of our recent acquisition of HMT Holding AG and controlling interest in HMT High Medical Technologies AG, a manufacturer of medical devices.

          The primary component of our urology business is lithotripsy, a medical procedure in which a device called a lithotripter transmits high-energy shock waves through the body to break up kidney stones.  Also in the urology sector, we provide treatments for benign and cancerous conditions of the prostate.  In treating benign prostate disease, we use a technology called transurethral microwave therapy, a process in which heat therapy is used to treat the enlarged prostate, and other technologies.  For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

          In orthopaedics, we provide non-invasive surgical solutions for a wide variety of orthopaedic conditions such as chronic plantar fasciitis and chronic lateral epicondylitis, more commonly known as heel pain and tennis elbow, respectively.  We provide these services with our device called the OssaTron®, which is an evolution of the lithotripsy technology.  The OssaTron is approved by the FDA for the two previously stated indications and has been demonstrated to be effective through several clinical studies.

          Much of our business consists of partnerships with urologists, orthopaedic surgeons and podiatrists or as a mobile service provider.  The Company employs an extensive network of clinical technicians who assist doctors with the operation of the equipment during procedures and electronic service technicians who maintain the medical devices in good working order.

          We were formed in December 1995 and began offering lithotripsy services in early 1997.  In October 2000, we received FDA approval to market the OssaTron orthopaedic extracorporeal shock wave device for the treatment of chronic plantar fasciitis, a sometimes debilitating condition characterized by chronic heel pain.  On March 14, 2003, we also received FDA approval for the treatment of chronic lateral epicondylitis, more commonly known as tennis elbow, with the OssaTron extracorporeal shock wave device. Other possible applications are under review.

          Our services are provided principally through limited partnerships or other entities that we manage.  Many of these partnerships were formed by us, and we maintain an equity interest ranging from 5% to 100% of the partnership while selling any remaining interests primarily to physicians.  We generally retain the sole managing interest in the entities.  We also provide equipment maintenance services to some of the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy® orthopaedic extracorporeal shock wave surgery procedures.  To date we have expanded our operations by forming partnerships in new geographic markets and acquiring interests in partnerships from unaffiliated parties, and we expect to continue to do so in the future.

          In recent years our urology business has grown significantly.  As of December 31, 2003, we had approximately 90 lithotripsy devices and 20 prostate treatment devices operating in North America.  In orthopaedics, as of December 31, 2003, we had approximately 57 OssaTron brand extracorporeal shock wave devices operating in North America.

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

          In August 2002 and November 2002, the Company purchased a collective 61% interest in a Colorado limited liability company that provides treatment for benign prostatic hyperplasia in nine western states for a total of $2.8 million in cash and the Company’s stock. The Company has consolidated the financial statements of this new subsidiary since the date of purchase.  In October 2003, the Company purchased the remaining 39% interest in this subsidiary for approximately $1.1 million.

          In early March 2004, the Company purchased HMT Holding AG (“HMT Holding”).  HMT Holding owns a controlling interest in HMT High Medical Technologies, AG (“HMT”), the manufacturer and supplier of the OssaTron.  HMT also manufactures the LithoTron®, the LithoDiamond®, a new generation renal lithotripter, and the VersaTron®, a shock wave device for veterinary applications.

Industry Overview

          Health care related expenditures constitute a large and growing segment of the U.S. economy.  In 2002, total health care expenditures in the United States were estimated at $1.6 trillion, representing approximately 14.9% of the U.S. gross domestic product, according to the Centers for Medicare & Medicaid Services.  Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of health care services.

          Government programs, private insurance companies, managed care organizations and self-insured employers have sought to limit the growth of health care expenditures.  At the same time, technological advances in areas such as endoscopy, interventional radiology and extracorporeal shock wave treatment have provided minimally invasive alternatives to open surgery for many conditions.  These alternatives are less costly to perform than open surgery, typically involve fewer complications and, as a result, have a better safety profile and are more convenient for the patient because they can often be performed on an outpatient basis.

Urology Market

          The Company’s core business in the urology market is renal lithotripsy.  During 2003, the Company significantly increased the number of procedures for benign prostatic hyperplasia (“BPH”) and prostate cancer.

          Lithotripsy

          According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime.  Most kidney stones occur within the 40-60 year old age group.  According to the U.S. Census Bureau, this age segment should increase by 5.9 million people by the year 2010.

          The two primary forms of treatment of kidney stones are lithotripsy and endoscopic extraction, a form of invasive surgery.  Of the approximate 600,000 kidney stone cases each year, 250,000 are treated with lithotripsy.  Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body’s urinary tract.  This procedure is non-invasive and typically requires only local anesthesia.  Alternative treatments include drug therapy and open surgery.

BPH Treatment and Prostate Cancer

          Our primary treatment modality for benign prostatic hyperplasia (“BPH”) utilizes the Prostatron®.  The Prostatron is used to treat BPH using transurethral microwave therapy defined later.  For prostate cancer, we utilize cryosurgical devices as primary treatment modalities.

Orthopaedic Market

          Our core business in the orthopaedic market is minimally invasive orthopaedic extracorporeal shock wave surgery utilizing the OssaTron.  Our treatment method for plantar fasciitis is primarily utilized by podiatrists and a smaller number of orthopaedic surgeons.  Our treatment method for lateral epicondylitis or tennis elbow is primarily utilized by orthopaedic surgeons.  Orthopaedic surgeons will be a primary source of growth as new bone and soft tissue indications are approved by the FDA for treatment with the OssaTron.

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

          The potential market for high-energy orthopaedic extracorporeal shock wave surgery includes all patients who are candidates for open invasive surgery to treat plantar fasciitis, lateral epicondylitis, Achilles tendonitis, patellar (knee) tendonitis and shoulder tendonitis.  The potential market for high-energy orthopaedic extracorporeal shock wave surgery may include patients who are treated for other soft tissue conditions, as well as bone indications such as non-union fractures.

          Currently high-energy orthopaedic extracorporeal shock wave surgery is being utilized to treat chronic plantar fasciitis and chronic lateral epicondylitis.  High-energy orthopaedic extracorporeal shock wave surgery uses shock waves to stimulate new blood vessel formation around the injury to allow tissue-healing cells to repair the condition. Alternative treatments include rest, massage, stretching, anti-inflammatory medication, orthotics, physical therapy and invasive surgery.  Minimally invasive surgery with our device is contrasted with low-energy and non-shock wave physical therapy devices.

Benefits of Extracorporeal Shock Wave Surgery

          Our two core treatment modalities, lithotripsy and orthopaedic shock wave surgery use extracorporeal shock waves for the minimally invasive surgical treatment of certain medical conditions.  Extracorporeal shock wave surgery treats medical conditions by focusing shock waves on a specific point in the human body to break up kidney stones or cause micro trauma.  An electrode or other energy source generates a spark to initiate the shock wave.  The shock wave reflects off an elliptical surface to focus the energy to the point of treatment.  These minimally invasive surgical medical treatments are more effective, and often safer and less costly, than traditional treatment alternatives.  Lithotripsy has been routinely performed in the U.S. for over a decade.  While orthopaedic extracorporeal shock wave surgery is relatively new in the U.S., it has been performed in Europe for over ten years.

          Extracorporeal shock wave surgery offers the following advantages over current alternative treatments:

•

Cost effectiveness.  Lithotripsy is generally less expensive than invasive surgery because it requires less time to perform and involves a shorter recovery period.  Typically no overnight hospital stay is required.  Orthopaedic extracorporeal shock wave surgery is less costly than invasive surgery due to fewer potential complications and has a shorter recovery time.

•	Safety. Both lithotripsy and orthopaedic surgeries that employ extracorporeal shock wave technology are minimally invasive, resulting in fewer complications than traditional surgery.

•

Quick recovery.  Patients treated with lithotripsy typically return to normal activity one or two days after treatment, as compared to invasive surgery which can regularly require up to 2 weeks to return to normal activity.  Patients treated with orthopaedic extracorporeal shock wave surgery typically must avoid strenuous activity for 2 to 4 weeks, compared to 8 to 11 weeks after invasive surgery.  Additionally, unlike patients of invasive surgery, extracorporeal shock wave treatment patients can typically return to basic activity such as going to work or walking unassisted the day following the treatment.

•

Advances in technology.  Recent improvements in lithotripsy technology have made this procedure appropriate to treat kidney stones that previously could have been removed only by invasive surgery. Clinical trials have demonstrated that orthopaedic extracorporeal shock wave surgery provides an effective treatment for chronic plantar fasciitis and lateral epicondylitis that has not responded to conservative treatment. Orthopaedic extracorporeal shock wave surgery presents a broad upside in the ability to safely and cost-effectively treat multiple other soft tissue indications.

          Hospitals and other providers typically choose not to buy extracorporeal shock wave devices because of capital budget constraints and space allocation concerns, given that a device may not be needed in one location on a continuous basis.  A single mobile device can serve numerous hospitals and other facilities across a broad geographic area.

Our Strategy

          We believe that we are one of the leaders in providing minimally invasive medical services in the urologic and orthopaedic communities in the United States.  We intend to leverage this established leadership position to continue to grow our current procedure offerings and introduce additional modalities.  Our recent acquisition of HMT Holding AG will expand our medical device research and development, increase our worldwide sales force and increase resources for clinical trials and education for current medical devices.  The key components of our strategy are to:

•

Increase recognition and use of our Orthotripsy extracorporeal shock wave services. We intend to establish ourselves as the market leader in orthopaedic extracorporeal shock wave surgery services and increase demand accordingly.  We plan to take advantage of our first-mover position in the orthopaedic extracorporeal shock wave surgery market and leverage the relationships we have established with a wide array of physicians, hospitals and surgery centers through our lithotripsy services.

•

Consolidate position as leading lithotripsy provider.  We intend to consolidate our position within the lithotripsy market by securing new facility contracts in existing markets, developing new lithotripsy partnerships and acquiring independent lithotripsy service providers in markets where we do not currently provide service.

•

Expand awareness of clinical trials and outcomes.  We intend to devote additional resources to completing and publicizing our FDA studies for additional clinical applications for the OssaTron brand extracorporeal shock wave device.

•

Introduce additional modalities utilizing our current network of physicians.  We plan to use our expertise with the FDA to seek approval for new devices and treatment modalities and introduce such devices or treatments to the medical community through our network of physicians.  Our recent distribution agreement with EDAP TMS S.A. for high intensity focused ultrasound (“HIFU”) treatment of prostate cancer is an example of our execution of this strategy.

Operations

          We are one of the nation’s leading providers of equipment, technical and administrative services to physicians, hospitals and surgery centers performing lithotripsy and orthopaedic extracorporeal shock wave surgery.  We provide our customers with a “turnkey” solution, including trained technicians, state-of-the-art equipment and all ancillary services and supplies necessary to perform these treatments.  We provide our services at pre-scheduled times to meet the physician’s and health care facility’s needs.  By utilizing our services on a procedure-by-procedure basis, physicians and health care facilities can provide their patients with high quality clinical treatments while minimizing their investment in technology, human resources and other systems.  Additionally, the ongoing need for purchasing and maintenance of equipment as well as the hiring and training of skilled technicians and other personnel is reduced.

          We use state-of-the-art medical devices, which include lithotripsy and other extracorporeal shock wave devices, as well as x-ray and ultrasound equipment.  As of

December 31, 2003, we had approximately 90 lithotripsy devices, 57 orthopaedic extracorporeal shock wave surgery devices and 20 prostate treatment devices in operation in 47 states.  Our devices have been designed to be mobile, and many of them serve multiple health care facilities.  We have contributed several innovations to engineering and transporting devices to maximize convenience, safety, and ease of use.

          We source our lithotripsy machines, orthopaedic extracorporeal shock wave surgery devices, x-ray equipment and other urologic products from third party manufacturers.  We currently source the LithoTron kidney lithotripter and the OssaTron brand orthopaedic extracorporeal shock wave surgery system from HMT, a Swiss company in which we recently purchased controlling interest, pursuant to an agreement that grants us exclusive distribution, marketing and sales rights for these products in North America. We source our x-ray systems from Philips, a leading provider of high quality x-ray and other imaging systems.  We source substantially all of our electrodes and other consumables from HMT.

          We provide our lithotripsy and orthopaedic extracorporeal shock wave surgery services through our partnership subsidiaries, which generally are owned in part by physician investors.  Typically, we act as the general partner and manager of the partnerships.  Pursuant to contracts with these partnerships or pursuant to partnership agreements, we manage their daily operations and also provide them with equipment, maintenance and consumables.  Our physician partners acquire their partnership interests for a cash payment.

          Generally when a procedure is scheduled, we transport the device to the health care facility by specially designed vans or trucks accompanied by a trained technician and necessary consumables.  At the health care facility the device is typically transported to and installed in a designated suite.  The physician can then perform the procedure, assisted by our technician.  Once the procedure has been completed, the device is transported back to the van and then on to the next facility, thus allowing one device to service numerous health care facilities.

          Although we provide the devices and technicians, and sometimes nursing care, to assist the physician, the physician is solely responsible for administering the treatment and separately bills the appropriate payor for the applicable professional fee.  The health care facility is responsible for providing space for the physician to perform the procedure and maintaining all patient files and records.

          We contract with health care facilities to provide our services either on a “retail” or “wholesale” basis.  Under a retail billing arrangement, the contract with the facility allows us access to the premises for providing our services, and we pay the facility a flat fee per procedure.  Most of our orthopaedic extracorporeal shock wave contracts, and a minority of our lithotripsy contracts, provide for retail billing.  Under a wholesale billing arrangement, the facility pays us a fee for providing our services.  The facility then bills the third party payor or other responsible party.  Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service at the facility per month, or a percentage of revenue collected by the facility from payors in respect of procedures performed using our services.

          Lithotripsy and orthopaedic extracorporeal shock wave surgery devices must be serviced regularly and we provide this equipment maintenance to our partnerships on a periodic or an “on-call” basis.  We also procure and provide the electrodes and other consumables that are necessary to operate these devices.  We provide these services to third party lithotripsy service companies on a fee basis as well as to our subsidiary partnerships.

          We perform billing and collection services for many of our orthopaedic partnerships.  When billing under the retail billing model, we work for our physicians and patients to obtain pre-approval of procedures by the patient’s insurance companies.  We also negotiate with insurance companies and other third party payors for regional or national reimbursement contracts for our orthopaedic extracorporeal shock wave surgery procedures.

          In 2003, we completed the FDA Post Approval clinical study of the HealthTronics OssaTron brand orthopaedic extracorporeal shock wave device for the treatment of chronic plantar fasciitis.  Post approval studies are routinely required by the FDA.  This study consisted of 300 open-label treatments for this condition, obtaining occurrence of complications related to the treatment.  The results of this study were filed with the FDA on February 6, 2003 and are consistent with the results of our initial pre-market approval study.

          We also recently received FDA approval for the OssaTron brand orthopaedic extracorporeal shock wave device for the treatment of chronic lateral epicondylitis, commonly known as tennis elbow.  The final report which includes long term follow-up of 225 treated subjects for this multi-site, double blind, randomized, placebo controlled study was filed with the FDA on April 22, 2003 and the results are consistent with the results of our pre-market approval study.

          The HealthTronics OssaTron brand orthopaedic extracorporeal shock wave device is also currently being studied for the treatment of nonunion or delayed healing of fractures in metatarsals (bones on the top of the foot). There have been a small subset of subjects treated under an FDA approved clinical study for the treatment of chronic Achilles tendonitis and chronic supraspinatus tendonitis.  These subjects will continue to be followed to one year post treatment or as outlined in the study protocols.  The Company is also currently funding two additional clinical studies, scheduled to begin in 2004.  These studies should provide additional clinical evidence to the orthopaedic community and insurers regarding the efficacy of minimally invasive shock wave surgery utilizing the OssaTron.

          Other urologic treatments we provide are transurethral microwave therapy (“TUMT”) for benign prostatic hyperplasia, where a probe is inserted into the urethra and the tip of the probe generates microwaves, utilizing heat therapy, to treat the enlarged prostate.  TUMT procedures are typically performed in the urologist’s office.  The urologist performs the procedure supported by a TUMT clinical technician.  We generally charge a fee to the urologist for our services and the urologist bills the patient or third party payor.

          Cryosurgery is utilized for the treatment of prostate and other cancers.  It is performed, using ultrasound guidance, by inserting temperature-controlled probes into the affected area and applying a double freeze thaw cycle to kill the cancerous tissue.  Argon and helium gases are used to control the freeze thaw process and allow for individual probe temperature monitoring.  Cryosurgery is performed in an operating room. A cryosurgical technician operates the equipment and assists the physician during the procedure.  Cryosurgery procedures may be billed on a wholesale basis to the facility or through other arrangements.

          Both the Prostatron® and Targis® (TUMT), distributed by Urologix, and the cryosurgical devices, manufactured by Endocare and Oncura (Galil Medical), are FDA approved for the specific procedures performed by our partners.  Additional procedures might be performed utilizing the cryosurgical devices.

Seasonality

          Our results of operations have been, and can be expected to be, subject to quarterly fluctuations.  Historically, our lithotripsy business has generated higher treatment volumes in the second and third quarters because there tends to be a higher incidence of kidney stone patients during warmer weather.  Our Orthotripsy business historically has generated higher treatment volume in the third and fourth quarters because patients elect to receive treatments since they have fulfilled insurance deductibles at year end.  Our quarterly results can also fluctuate as a result of a number of other factors including the timing and transition of new acquisitions, sales of interests in partnerships or joint ventures, completion or commencement of significant contracts and weather related effects.

Reimbursement

          While patients occasionally pay for lithotripsy procedures, most patients depend upon third party payors, including Medicare, Medicaid, TriCare, and other federal health care programs, as well as private insurers, to pay for their procedures. Some patients also pay directly for orthopaedic extracorporeal shock wave surgery procedures, but most patients depend upon private insurers to pay for their procedures (most federal health care programs do not yet reimburse for this new procedure).  Accordingly, a significant portion of our revenue depends on third party reimbursement.

          Reimbursement for lithotripsy services is well established. Reimbursement for Medicare beneficiaries is in accordance with the Hospital Outpatient Prospective Payment System (HOPPS). Under HOPPS, reimbursement is made on a per procedure basis. The physician is paid a professional fee and the hospital, surgery center or partnership, depending on the facility contract, is paid a technical fee.  The technical fee paid to the hospital, surgery center or partnership includes the per procedure share of the cost for any depreciable equipment and the provision of consumables, such as the NewTrode®.

          The reimbursement for high-energy orthopaedic extracorporeal shock wave surgery has not been firmly established.  Establishment of permanent codes for orthopaedic extracorporeal shock wave surgery could facilitate reimbursement because the American Medical Association’s issuance of permanent CPT Codes substantiates widespread usage and acceptance of the procedure by the medical community.  We have dedicated several full-time employees to monitoring and directing reimbursement strategies for our subsidiary partnerships.

          Future devices, technology and new indications that we develop would have to go through a similar process with government and private insurers as with our current technology post-FDA approval. The Medicare approval process is lengthy and there is no assurance that Medicare approval would be granted. Each insurer makes its own determination whether to cover a device or procedure and sets its own reimbursement rate.

          To date, we have worked with physicians and private insurers to gain local, individual payor approval in the United States and have obtained favorable reimbursement decisions from a number of these insurers for high-energy orthopaedic extracorporeal shock wave surgical procedures.  As of December 31, 2003 we had secured favorable reimbursement contracts with private insurers covering approximately 92 million lives.  It is important to note that individuals may be covered under multiple benefit programs and therefore could be counted several times in the previous calculation of total covered lives.  We have also entered into several network contracts with private insurance companies and other insurance carriers for established reimbursement rates for high-energy orthopaedic extracorporeal shock wave services.  We work with physicians, practice groups, surgery centers and hospitals to do the following with respect to efforts to receive reimbursement for orthopaedic extracorporeal shock wave services:

•	Assist physicians, practice groups, surgery centers and hospitals with obtaining pre-authorizations of procedures from insurers;

•	Provide criteria to physicians to determine whether the procedure is appropriate for the patient’s condition; and

•	Provide insurers the necessary data in order to establish coverage for the orthopaedic extracorporeal shock wave surgical procedures for their members.

          In obtaining reimbursement for high-energy orthopaedic extracorporeal shock wave services, we have an added challenge in that currently most of our facility contracts with hospitals and surgery centers are “retail” or provide that the partnership pays a set fee to the hospital or surgery center per procedure and then the partnership seeks reimbursement from the patient or third party payor.  The added challenge to obtaining reimbursement is establishing each individual partnership as a provider that is recognized by the third party payors.

          To obtain favorable reimbursement decisions in the future, we will need to overcome a number of challenges.  One such challenge is that managed care providers that share a common concern of increased utilization with non-invasive procedures are attempting to control the cost of health care.  Another challenge is the damage caused by competing firms conducting orthopaedic shock wave services with other devices and billing unreasonably high or low fees to patients and third party payors.  A third challenge is to differentiate ourselves from the low-energy and other device competition especially regarding how they attempt to treat similar ailments.

          The reimbursement climate for TUMT is positive with recent increases being recognized.  TUMT has recently been moved from a surgery center procedure to one generally performed in the urologist’s office.  With this move, and the increase in reimbursement, our procedure volume should continue to grow as we move forward.  These office-based procedures are billed by the physician’s office and we are paid by the physician.

          Cryosurgery reimbursement has remained fairly constant but with a recent decrease due to the elimination of pass-throughs.  CPT codes are established for both prostate and renal cases, and most are performed on an outpatient basis.  While cryosurgery has slowly gained acceptance by urologists, it is gaining ground as a recognized treatment modality for prostate and renal cancers.  The learning curve is longer because of the skilled clinical nature of the procedure, but as more physicians are trained, the volume of procedures is expected to increase.  Cryosurgical procedures are billed in one of three ways:

•	under service agreements whereby we provide contracted services for a flat fee;

•	direct contracts with facilities under which we provide services and are paid a fee for service (these facilities bill third party payors and others); and

•	equipment leases and sales of consumables to partnerships (these partnerships take all billing responsibility).

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

          The orthopaedic extracorporeal shock wave surgery services market is in its infancy, with the first device, the OssaTron, being approved in October 2000.  Two other orthopaedic extracorporeal shock wave devices have been approved.  In early 2002, Dornier Medical Systems received FDA approval for an orthopaedic shock wave device for the treatment of plantar fasciitis.  In mid 2002, Siemens Medical Solutions USA, Inc. received FDA approval for an orthopaedic shock wave device for the treatment of lateral epicondylitis (tennis elbow).  We do not know what either Dornier’s or Siemens’ strategy is for marketing their devices, however we anticipate that these products will compete against our orthopaedic extracorporeal shock wave surgery device for the treatment of heel pain and tennis elbow.

We also expect to face competition from hospitals, clinics and individual medical practitioners offering surgical and other established treatments for orthopaedic conditions.  It is also likely that other shock wave devices have been submitted for FDA approval to treat orthopaedic conditions.

          We compete in the lithotripsy market on the basis of what we believe to be superior products and exceptional clinical and technical support.  We compete in the orthopaedic extracorporeal shock wave surgery market on the basis of our first to market position, our superior device, training, and our quality service.

          As a result of our purchase of controlling interest in HMT, we will now directly compete with other manufacturers of minimally invasive medical devices in our markets.  The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH and Direx.

Government Regulation

          We are subject to regulation by both the federal government and the states in which we conduct our business. The following is a listing of some, but not all, of these regulations:  the Anti-Kickback Statute (42 U.S.C. Section 1320a-7b(b)), the Stark Self-Referral Law (42 U.S.C. Section 1395nn), and the Health Insurance Portability and Accountability Act of 1996 (Pub. L. No. 104-191, 110 Stat. 1936 (1996)).

          The federal Anti-Kickback Statute establishes criminal penalties with respect to any person who knowingly and willfully offers, pays, solicits, or receives any remuneration to induce or in return for:  (1) referring an individual to a person for the furnishing or arranging for the furnishing of any item or service payable in whole or in part under a federal health care program; or (2) purchasing, leasing, ordering, or arranging for, or recommending purchasing, leasing or ordering any good, facility, service, or item payable under a federal health care program.  Remuneration is defined broadly to include the transfer of anything of value, in cash or in kind, directly or indirectly, overtly or covertly.

          The federal government provides statutory and regulatory exceptions or “safe harbors” for certain legitimate business arrangements or transactions. Arrangements that are structured to meet all safe harbor requirements are deemed not to violate the Anti-Kickback Statute and will receive safe harbor protection. We contract with hospitals and other health care facilities under a variety of financial arrangements, and physicians have investment relationships with some entities in which we have an ownership interest. We strive to seek safe harbor protection, when available, and believe that we comply with these regulations by not making payments in exchange for patient referrals. However, we can give no assurances or guarantees that our activities will be found to comply with these laws if scrutinized by governmental authorities.

          The federal Stark Self-Referral Law prohibits a physician from referring a patient to an entity with which the physician (or a family member) has a financial relationship if the referral involves a “designated health service” reimbursable under the Medicare or Medicaid programs, unless the arrangement meets a specific exception.  A financial relationship may be established between hospitals and physicians who lease to hospitals the necessary equipment and staff to provide such services.

          Although neither lithotripsy or orthopaedic extracorporeal shock wave surgery are listed as designated health services, the Health Care Financing Administration (“HCFA,” the predecessor to the Centers for Medicare and Medicaid Services or CMS) has previously taken the position that such services, when provided as inpatient or outpatient hospital services, constitute designated health services. A decision in 2002 by the United States District Court for the District of Columbia held that lithotripsy services provided in a hospital did not constitute designated health services and therefore referrals for such services are not subject to the Stark Self-Referral Law. Although CMS did not appeal this ruling, CMS may argue that the court’s decision is applicable only in the District of Columbia.

          Even if referrals for hospital-provided lithotripsy services are not subject to the Stark Self-Referral Law, referrals for other hospital services may be covered by the prohibition unless the financial relationship meets an exception to the law. The final regulations for the Stark Self-Referral Law provided needed clarity and certain opportunities for our lithotripsy subsidiaries to operate in compliance with Stark II.  For example, the regulations clarify that physician-owned lithotripsy vendors providing services under arrangements with hospitals can comply with Stark II by either structuring the arrangements so that they are not compensation arrangements, as defined in the final regulations, or by qualifying under a compensation exception (but not an ownership interest exception as well).  The regulations also broadened certain existing Stark II statutory exceptions by redefining standards to allow per-use lithotripsy payments, as long as such payments are at fair market value.

          In addition to these federal laws, many states have adopted similar laws.  Some of these laws apply even if the payment for care does not come from the government.  While there is little precedent for interpretation or enforcement of these state laws, we cannot assure you that these laws will not be enforced against us or that our attempts to structure our financial relationships with physicians and other health care providers in light of these state laws will be effective.

          Also, some states have regulations that require facilities or devices such as mobile lithotripters or orthopaedic shock wave devices to be licensed and to have appropriate emergency care resources and qualified staff meeting specified educational and experience criteria.  The motor vehicles we use to transport our mobile equipment are subject to safety regulation by the U.S. Department of Transportation and the states in which we conduct our business.

          If we were found to have failed to comply with any of the above-described state or federal laws, then we could potentially suffer criminal and civil penalties, possible license revocation, and/or exclusion from participating in Medicare, Medicaid or other federally funded health care programs.

          Title II, Subtitle F (titled “Administrative Simplification”) of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to improve the efficiency and effectiveness of the health care system through the establishment of standards and requirements for the electronic transmission of certain health information.  To achieve that end, Congress required the Secretary of the United States Department of Health and Human Services (“DHHS”) to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

•	the development of electronic transactions and code sets to be used in those transactions;

•	the development of unique health identifiers for employers, health plans, and health care providers;

•	the security of electronic protected health information;

•	the transmission and authentication of electronic signatures; and

•	the privacy of individually identifiable health information.

          Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000, for the privacy of individually identifiable health information on December 28, 2000, and for the security of electronic protected health information on February 20, 2003, all of which apply to health plans, health care clearinghouses and health care providers who transmit any health information in electronic form in connection with certain administrative and financial health care transactions, including claims enrollment, eligibility, payment and coordination of benefits.  Compliance with the privacy regulations and with the electronic transactions and code sets regulations was required by April 14, 2003 and by October 16, 2003, respectively.  Compliance with the rules for security standards is required by April 21, 2005.

          To the extent that the standards for electronic transactions and code sets and for privacy of individually identifiable health information apply to us, we have made substantial efforts to be HIPAA compliant.  It is possible, however, that certain potential changes in our business (such as modifications in our billing practices) could require further HIPAA compliance efforts.  We are currently evaluating the effect of the final security regulations that were published most recently and have developed a task force to address the standards set forth in those rules and their effect on our business.  Given the complexity of these regulations, we cannot estimate at this time the cost of compliance.

          HIPAA also has implemented the most sweeping amendments to the federal health care fraud laws to date.  Specifically, HIPAA has created five new health care related crimes and has granted authority to the Secretary of the DHHS to impose certain civil and criminal penalties.  HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government.  HIPAA also requires new programs, investigations, audits and inspections to control fraud and abuse.

          New crimes under HIPAA include (but are not limited to) the following:

•	knowingly and willfully committing a federal health care offense (such as defrauding, embezzling or stealing) relating to a health care benefit program; and

•

knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with the delivery of or claims or payment for health care benefits, items or services by a health care benefit program.

          These provisions of HIPAA criminalize situations that previously were handled exclusively civilly through repayments of overpayments, offsets and fines.  We believe that our business arrangements and practices comply with the new health care criminal statutes of HIPAA.  However, a violation could subject us to penalties, fines and/or possible exclusion from Medicare or Medicaid.  Such sanctions could reduce our revenue or profits.

          A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such changes on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration of or interpretation of existing laws involving governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration of or interpretation of existing legislation regarding governmental health care programs will not have a material adverse effect on the results of our operations.

          Our lithotripsy, orthopaedic and other urologic equipment is subject to regulation by the Food and Drug Administration (“FDA”).  The current and future pre-clinical and clinical testing, manufacturing, labeling, distribution and promotion of our medical devices are subject to extensive and rigorous government regulation by the FDA in the United States and by comparable regulatory bodies in other countries.  Noncompliance with applicable regulatory requirements can lead to enforcement action by the FDA or comparable foreign regulatory bodies that may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal by the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution.

          We were required to obtain pre-market approval by the FDA for our medical devices, the LithoTron and OssaTron, to ensure their safety and effectiveness.

          Even after obtaining from the FDA regulatory clearance or approval to market our devices, the Company may be required to make further filings with the FDA under certain circumstances.  FDA regulations require agency approval for certain changes to a marketed device.

          Any products manufactured or distributed by us are subject to pervasive and continuing review and regulation by the FDA and certain state agencies.  We are subject to routine inspections by the FDA and state agencies and must comply with the host of regulatory requirements that usually apply to medical devices in the United States, including but not limited to the following: labeling regulations; elaborate testing, control, documentation, and other quality assurance procedures; reporting to the FDA certain adverse events involving devices; and prohibitions against promoting or marketing products for unapproved or “off-label” uses.

          Several of our products currently under development will require clinical trials to determine their safety and efficacy in humans with various medical conditions.

          We believe we comply in all material respects with the foregoing laws, regulations, and all other applicable regulatory requirements; however, these laws are complex and courts and governmental enforcement agencies have broadly construed them. Thus, there can be no assurance that we will not be required to change our practices or relationships with treating physicians who are investors in our subsidiaries or with facilities in which the shock wave procedures are performed, or that we will not experience material adverse effects as a result of any investigations or enforcement actions by any federal or state regulatory agencies.

Employees

          We had 321 employees, including those employed by our consolidated subsidiaries, as of December 31, 2003.  We believe that relations with the employees are good.

Risk Factors

          Each of the following risk factors could adversely affect our business, financial condition and operating results, as well as the value of an investment in our common stock.

If we are not able to establish or maintain relationships with physicians and hospitals, our ability to successfully commercialize our current or future products will be materially harmed.

          We are dependent on health care providers in two respects.  First, if physicians and hospitals or other health care facilities determine that our services are not of sufficiently high quality or reliability, or if facilities determine that our services are not cost effective, then they might not utilize our services.  Second, physicians generally own equity interests (and in some cases majority interests) in our partnerships.  We provide a variety of services to the partnerships and in general manage their day-to-day affairs.  Our operations could become disrupted and our financial results could be adversely affected, if these physician partners become dissatisfied with our services or if we become involved in disputes with our partners.

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

          The federal Anti-Kickback Statute (“Anti-Kickback Statute”) prohibits certain business practices and relationships under Medicare, Medicaid and other federal health care programs. Prohibited practices include the payment, receipt, offer or solicitation of money in connection with the referral of patients for services covered by a federal or state health care program.  We contract with physicians and health care facilities under a variety of financial arrangements, and physicians have ownership interests in some entities in which we too have an interest.

          The Stark Self-Referral Law prohibits a physician from referring a patient to an entity with which he or she (or a family member) has a financial relationship if the referral involves a “designated health service” reimbursable under the Medicare or Medicaid programs. Our partnerships and their contracts may create a financial relationship with physicians.  Regulations under the Stark Self-Referral Law do provide that a rental arrangement that otherwise satisfies the lease exception may provide for payment on a per-treatment or usage basis, even if physicians own the equipment and refer their patients for treatments using the equipment.

          In addition to these federal laws, many states have adopted similar laws. Some of these laws apply even if the payment for care does not come from the government. While there is little precedent for the interpretation or enforcement of these state laws, we cannot assure you that these laws will not be enforced against us or that our attempts to structure our financial relationships with physicians and other health care providers in light of these state laws will be effective.  For example, although we typically consult with local counsel before entering a market, it is possible that, based on recent developments or differing interpretations of state law, state regulatory officials could take exception to our “retail” model facility contracts.

          If we are found to have failed to comply with any of the above-described federal or state laws, we could suffer criminal and civil penalties, possible license revocation, and/or exclusion from participating in Medicare, Medicaid or other governmental health care programs.

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

          Orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and reimbursement policies are still evolving.  Medicare has not yet established final reimbursement rates for such surgery, although some Healthcare Common Procedure Coding System (“HCPCS”) codes have been established.  There is also no permanent CPT code designated for the procedure by the American Medical Association.  Reimbursement by private third party payors has been made on a case-by-case basis. We cannot assure you that third party payors will establish and maintain price levels sufficient for us to realize an appropriate return on our investment. Furthermore, if physicians, hospitals and other health care providers do not receive sufficient reimbursement for the cost of these procedures, then they may be reluctant to perform these procedures and therefore may not utilize our services.  Competing orthopaedic shock wave devices that use low energy protocols and are marketed to physicians for use in office settings, or for treatment use by technicians or physical therapists may also cause a material decrease in reimbursement by third party payors as a result of confusion in the market regarding high energy and low energy devices or protocols.

New federal and state legislation and regulatory initiatives relating to patient privacy could require us to expend substantial sums acquiring and implementing new information systems, which could negatively impact our financial results.

          There is recent legislation and several regulatory initiatives at the state and federal levels addressing patient privacy concerns.  New federal legislation will extensively regulate the use and disclosure of individually identifiable health-related information and the security and standardization of electronically maintained or transmitted health-related information.  We do not yet know the total financial or other impact of these regulations on our business.  Continuing compliance with these regulations will likely require us to spend substantial sums, including, but not limited to, purchasing new computer systems, which could negatively impact our financial results.  Additionally, if we fail to comply with the privacy regulations, we could suffer civil penalties of up to $25,000 per calendar year per standard (with well over fifty standards with which to comply) and criminal penalties with fines of up to $250,000 for willful and knowing violations.  In addition, health care providers will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations.  These privacy laws vary by state and could impose additional penalties.

We face intense competition and rapid technological change that could result in products that are superior to the products on which our current or proposed services are based.

          Competition in our industry is intense.  We compete with national, regional and local providers of lithotripsy and orthopaedic extracorporeal shock wave surgical services. This competition could lead to a decrease in our profitability.  Moreover, if our customers determine that our competitors offer better quality services or are more cost effective, we could lose business to these competitors.  The medical device industry is subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than the products on which our services are based, which could render our services obsolete or noncompetitive.  Our business is also impacted by competition from other lithotripsy and orthopaedic extracorporeal shock wave surgery services, on the one hand, and surgical and other established methods for treating urological and orthopaedic conditions, on the other hand.

We may be subject to costly and time-consuming product or professional liability actions that would materially harm our business.

          Our business exposes us to potential product liability risks that are inherent in the medical device and medical services industry, including those which may arise from misuse or malfunction of, or design flaws in, the extracorporeal shock wave treatment devices or other medical devices we use. We may be held liable if patients are injured when undergoing lithotripsy, orthopaedic extracorporeal shock wave or prostate surgery procedures where our devices are used. Treatment with the extracorporeal shock wave device may result in a variety of complications, in particular, post-treatment pain and neurological symptoms. We cannot ensure that we will be able to avoid product or professional liability exposure. Product and professional liability insurance is generally expensive, if available at all. We cannot ensure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

The failure to integrate HMT Holding AG and its subsidiary HMT High Medical Technologies, AG successfully may result in our not achieving the anticipated benefits of the acquisition.

          We acquired HMT Holding AG (“HMT Holding”) and a controlling interest in HMT High Medical Technologies AG (“HMT”) in March 2004.  HMT had revenues in 2003 of approximately $20 million prior to the acquisition, compared to our 2003 revenues of approximately $88 million.  Approximately $10 million of the revenue of HMT in 2003 was from the Company.  In integrating HMT, we face challenges in consolidating functions, integrating its organizations, procedures and operations in a timely and efficient manner, and retaining key personnel. These challenges will result principally because HMT:

•	conducts operations based from its home office in Switzerland and sells products worldwide;

•	manufactures and assembles medical equipment which are functions we have never before performed;

•	has different management policies and financial software which will need to be converted to our standards;

•	previously did not utilize US generally accepted accounting principles in preparation of its financial statements (which will need to be converted); and

•	has some different employment and compensation arrangements for its employees.

          As a result, the integration will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our revenues, level of expenses and operating results.  The failure to exploit synergies and cost savings may also create a financial strain on the Company.

Our success will depend partly on our ability to operate without infringing on or utilizing the proprietary rights of others.

          The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. No one has claimed that any of our medical devices infringe on their intellectual property rights; however, it is possible that we may have unintentionally infringed on the patents or other intellectual property rights of others. Intellectual property litigation is costly. If we do not prevail in any future litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or to obtain a license. Any required license may not be available to us on acceptable terms. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would reduce our revenues and net income.

If we fail to attract and retain key personnel and principal members of our management staff, then our business, financial condition and operating results could be materially harmed.

          Our success depends greatly on our ability to attract and retain qualified management and technical personnel, as well as to retain the principal members of our existing management staff. Our Chairman, Dr. Argil Wheelock, is a urologist whose management ability and relationships with our physician partners are extremely important to us. The loss of services of any key personnel could adversely affect our current operations and our ability to implement our growth strategy. There is intense competition within our industry for qualified staff, and we cannot assure you that we will be able to attract and retain the necessary qualified staff to develop our business. If we fail to attract and retain key management staff, or if we lose any of our current management team, then our business, financial condition and operating results could be materially harmed.

We have incurred a significant amount of indebtedness.

          We incurred debt to finance the acquisition of Litho Group, Inc. and our recent acquisition of controlling interest in HMT.  To comply with the debt covenants, we must use a significant portion of our operating cash flows to meet scheduled payment terms. At December 31, 2003, we had debt outstanding of approximately $23.0 million and shareholders’ equity of approximately $40.4 million.  We may continue to borrow funds to finance acquisitions as well as for other purposes.

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

          We anticipate that most of our near-term growth will come from our orthopaedic operations.  However, orthopaedic extracorporeal shock wave surgery is a new medical procedure in the U.S. with no established market.  There are established alternatives to treating the indications for which we intend to promote orthopaedic extracorporeal shock wave surgery.  Moreover, physicians may not utilize the OssaTron device until they receive long-term clinical evidence to convince them to alter their existing treatment methods.  Physicians may also resist using the OssaTron device until we have demonstrated that it is well established that most third party payors will reimburse them for procedures using it.

We cannot commercialize the use of the OssaTron for any additional orthopaedic indications until we have obtained regulatory approval for such indications.

          Medical devices like the OssaTron device must be approved by the U.S. Food and Drug Administration (“FDA”) prior to their marketing for commercial use.  The FDA often grants approval only for a particular indication or disease, and in these cases, the device may not be marketed for use in treating other conditions, unless the FDA grants additional approvals.  The process of attempting to obtain regulatory approvals is unpredictable, is often lengthy, and requires the expenditure of substantial resources.  The FDA can delay, limit or deny approval for several reasons, including:

•	danger or ineffectiveness of the product;

•	disagreements with us over interpretations of clinical data; and

•	new or revised approval policies.

          On October 13, 2000, the FDA granted us approval to market the OssaTron device to treat chronic plantar fasciitis.  On March 14, 2003, the FDA granted us approval to market the OssaTron device for treatment of chronic lateral epicondylitis or tennis elbow.  Our orthopaedic business may not be successful and our long-term growth prospects may not be realized without FDA approval for the use of the OssaTron device in indications other than chronic plantar fasciitis and chronic lateral epicondylitis.  Furthermore, any delay in receiving approval, any failure to receive approval, or any failure to comply with existing or future regulatory requirements would likely harm our ability to conduct our business.

The market price of our common stock may experience substantial fluctuation for reasons over which we have little control.

          Our stock price has a history of volatility.  Fluctuations have occurred even in the absence of significant developments pertaining to our business.  Stock prices and trading volume of companies in the health care and health services industry have both fallen and risen dramatically in recent years.  Both company-specific and industry-wide developments may cause this volatility.  During 2003, our stock price ranged from $5.10 to $11.67.  Factors that could impact the market price of our common stock include the following:

•	future announcements concerning us, our competitors or the health care services market generally;

•	developments relating to our relationships with hospitals, surgery centers or physicians;

•	developments relating to our sources of supply;

•	claims made or litigation filed against us;

•	changes in, or new interpretations of, government regulations;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	news reports relating to trends in our markets;

•	acquisitions and financings in our industry; and

•	overall volatility of the stock market.

          Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results.  These fluctuations, coupled with changes in the results of operations and general economic, political and market conditions of the Company, may adversely affect the market price of our common stock.

Clinical costs to obtain FDA approval of HIFU may be higher than anticipated by the Company

          The recently signed distribution agreement with EDAP TMS S.A. provides that the Company will start a clinical trial for the submission of high intensity focused ultrasound (“HIFU”) treatment of prostate cancer to the FDA for pre-market approval.  In the event the costs of the clinical trial are greater than those budgeted by the Company, the Company could be forced to increase debt or to limit spending on the development of other projects.

We are dependent upon Urologix, Endocare and Oncura for Supply of Certain of our Urologic Medical Devices

          We primarily use the Prostatron to provide transurethral microwave therapy services to treat benign prostatic hyperplasia.  The Prostatron is distributed solely by Urologix, Inc. in the United States.  Our ability to grow this market would be limited in the event that Urologix, Inc. were unable to supply consumables, maintenance service, or additional devices.

          We primarily use the CryoCare cryoablation device to provide cryosurgical services for prostate and other cancers.  In addition, we use the Oncura (an Amersham Company) SeedNet System to provide cryosurgical services.  The CryoCare device is manufactured and distributed by Endocare, Inc.  Public filings reveal certain regulatory investigations of Endocare’s business.  Our ability to grow this market could be limited in the event Endocare or Oncura become unable to supply devices, service or consumables for existing devices.

For More Information About Us

          As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission.  These reports are required by the Securities Exchange Act of 1934 and include:

•	annual reports on Form 10-K (such as this report);

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements on Schedule 14A.

          Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, Washington, DC, 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You may also visit the internet site maintained by the SEC that contains our reports, proxy and information statements, and our other SEC filings.  The address of that site is http://www.sec.gov.

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

          The Company’s consolidated subsidiaries generally lease office or clinical space around the United States.  Lease terms are typically for five to ten years.  The Company believes that its current facilities are suitable and adequate to support the current level of its present operations.

Item 3:  Legal Proceedings.

          In the ordinary course of its business, the Company is periodically involved as a plaintiff or defendant in various legal actions.  Management believes that those claims in which the Company is a defendant are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial condition.   The Company is aware that certain class action lawsuits have been filed against it alleging securities fraud.  The Company believes the claims alleged in each lawsuit are without merit. The Company will vigorously defend against these claims.  Given the early stage of the litigation, the Company is not in a position to determine any potential liability but it currently does not believe the lawsuits will have a significant financial impact on the Company.

Item 4:  Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

Part II

Item 5:  Market for Registrant’s Common Equity and Related Stockholder Matters.

          We began trading on the Nasdaq Stock Market on November 16, 1999 under the symbol HTRN.  The following table sets forth the high and low sales price for our Common Stock for the quarters indicated as reported.

Fiscal Year ended December 31, 2003

	High	Low

First Quarter	$10.00	$6.46
Second Quarter	$9.74	$7.50
Third Quarter	$11.67	$5.10
Fourth Quarter	$7.53	$5.13

Fiscal Year ended December 31, 2002

	High	Low

First Quarter	$12.30	$7.60
Second Quarter	$17.50	$9.25
Third Quarter	$17.75	$7.41
Fourth Quarter	$9.94	$6.04

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

          At February 29, 2004, there were approximately 181 shareholders of record.

          We have not paid dividends on common stock since our inception in December 1995. Our Board of Directors does not anticipate that any cash dividends will be paid in the foreseeable future.

          During the fiscal year ended December 31, 2003, the following equity securities of the Company were issued by the Company which were not registered under the Securities Act of 1933, as amended:

          On November 1, 2002, we purchased a 12% interest in Rocky Mountain Prostate Thermotherapy LLC (“RMPT”) for 88,496 shares of our common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

          On April 9, 2003, the Company issued 122,059 shares of common stock for the purchase of a 56.44% interest in Advanced Urology Systems, LLC in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

          On April 30, 2003, the Company acquired a 28% interest in Rocky Mountain Prostate Center, LLC (“RMPC”) for cash and the issuance of 3,245 shares of our common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6: Selected Financial Data

The following table sets forth selected consolidated financial data which has been derived from our consolidated financial statements for the five years ended December 31, 2003, 2002, 2001, 2000 and 1999.  All the information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere herein.  See “Index to Financial Statements.”

Consolidated income statement data:	Year ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share amounts)

Net revenue	$88,406	$87,192	$43,882	$33,846	$24,414
Operating income	22,556	27,088	11,705	10,370	7,707
Minority interest	(19,273)	(16,575)	(10,230)	(7,039)	(5,076)
Interest expense, net	(1,747)	(2,767)	(335)	(143)	(261)
Net income	$5,261	$8,543	$3,133	$2,621	$1,597

Net income per common share – diluted	$0.45	$0.73	$0.28	$0.24	$0.16

Weighted average number of shares outstanding – diluted	11,751	11,739	11,123	11,098	10,238

	As of December 31,

Consolidated balance sheet data:	2003	2002	2001	2000	1999

	(000’s omitted)
Cash and cash equivalents	$9,040	$16,808	$9,905	$5,823	$5,025
Working capital	2,918	3,344	9,287	10,452	6,870
Total assets	106,883	105,631	101,569	30,433	23,535
Long-term debt and other long-term obligations	13,903	30,436	44,302	3,641	3,046
Minority interest	28,085	12,133	14,770	3,945	2,224
Shareholders’ equity	40,378	32,831	21,876	18,184	14,128

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

          This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA approval of HIFU; and difficulty in managing the Company’s growth.  Additional factors that might cause such a difference, include, but are not limited to those discussed in the Management’s Discussion and Analysis of Financial Condition and

Results of Operations in this report and the items identified under the caption “Risk Factors” in Item 1 of this report.

Overview

          We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing minimally invasive surgical procedures in the urologic and orthopaedic markets, including lithotripsy and orthopaedic extracorporeal shock wave surgery.  We were formed in December 1995 and began offering lithotripsy services in mid-1997.  In October 2000, we received FDA approval to market an orthopaedic extracorporeal shock wave surgery device, the OssaTron, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.

          Our services are provided principally through limited partnerships or other entities that we manage which use lithotripsy devices or the OssaTron orthopaedic shock wave device.  Many of these partnerships were formed by us, and we have retained an equity interest ranging from 5% to 100% while selling any remaining interests primarily to physicians.  We generally retain the sole managing interest in the entities and manage their daily operations.  We also provide equipment maintenance services to some of the partnerships and supply them with various consumables used in lithotripsy and Orthotripsy extracorporeal shock wave surgery procedures.  To date we have expanded our operations by securing additional facility contracts in our existing partnerships and forming partnerships in new geographic markets and acquiring interests in partnerships from third parties, and we expect to continue to do so in the future.

          As a result of the control we exert over those entities by virtue of our sole managing interest, management contract and otherwise, for financial reporting purposes we consolidate the results of operations of the partnerships with our own even though we own less than all (and in many cases less than 50%) of their outstanding equity interests.  We reflect the equity of third party partners in the partnerships’ results of operations in our consolidated statements of income and on our consolidated balance sheet as minority interest.

          In certain instances, we do not control partnerships or other entities in which we have ownership interests.  We account for our interests in these entities either on the equity or cost basis, depending on the degree of influence we exert over the entity.

          We recognize revenue in our consolidated statements of income from the following three principal sources:

•

Fees for clinical services provided by the Company or partnerships.  A substantial majority of our consolidated revenues is derived from technical fees relating to treatments performed using our equipment and related services.  We bill for these fees under two different models.  Under the “wholesale” billing model, we charge a fee to the hospital or other surgery center at which the treatment is performed.  Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service at the facility per month, or set as a percentage of revenue derived. Under the “retail” billing model, we charge the patient’s insurer, HMO or other responsible party, and we pay a fee to the health care facility for access to its premises.  Under either model, the professional fee payable to the physician performing the procedure is generally billed and collected by the physician.  The billing and collection cycle for wholesale fees is typically significantly shorter than for retail fees, although the gross margin for retail billing is moderately higher than for wholesale billing.

•

Technical services, equipment maintenance and sale of consumables to affiliated and unaffiliated third parties.  We charge fees to third parties who own or operate lithotripsy and orthopaedic shock wave surgical devices for equipment maintenance, technical support and related services. We also sell a variety of consumables used in lithotripsy, orthopaedic extracorporeal shock wave surgery, transurethral microwave therapy and cryosurgery procedures to unaffiliated third parties.

•	Equipment sales to third parties. We generate revenue from the sale of shock wave devices to third parties.

          We measure results in each of our areas in part based upon the number of procedures performed.  The number of total kidney stone procedures in the United States should grow slightly with the aging population.  Growth for the Company in lithotripsy procedures will come from new facility contracts in existing partnerships and the acquisition or affiliation of partners or partnerships.  Procedures performed with the OssaTron for orthopaedic conditions have significant potential for growth as many patients currently are treated with invasive surgery or continue to suffer pain without receiving treatment.  The Company believes procedures for chronic plantar fasciitis and chronic lateral epicondylitis will continue to grow as the modality is accepted by patients, physicians, and third party payors.  The procedure growth for treatment of benign prostatic hyperplasia has potential for growth due to the aging population and the fact that many patients currently are treated with drugs or other alternative treatments.  The number of procedures for cryosurgical treatment of prostate and other cancers should increase during the year, but such growth will be tempered by the slow process of educating and training physicians on the treatment.

          We are dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third party payors.  While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this treatment are still developing.  Reimbursement for transurethral microwave treatment (“TUMT”) of benign prostatic hyperplasia (“BPH”) is currently established and favorable for in-office treatments. Cryosurgery for prostate cancer is a hospital-based procedure and reimbursement is established but was recently adjusted by Medicare to exclude certain pass-through charges.  Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of orthopaedic extracorporeal shock wave surgery.

Results of Consolidated Operations

          Revenues for 2003 totaled $88.4 million, up 1.4% from $87.2 million for the year ended 2002.  Lithotripsy revenue for 2003 was $55.8 million compared to $62.2 million in 2002, which included approximately $5.6 million from the sold subsidiary.  This is a 1.4% decrease from 2002 revenues after excluding the sold subsidiary’s revenues.  Consolidated lithotripsy procedures increased 4.5% over 2002 after excluding 2,290 procedures performed in 2002 by the sold subsidiary.  Certain partnerships underperformed in the early part of the year, but the fourth quarter was strong and showed marked improvement in revenues, consolidated treatments and unconsolidated treatments compared to prior year periods.  Even with this growth, we expect the earnings contribution from this segment to decline in 2004 because we own less equity in some of our larger partnerships.  We anticipate our lithotripsy business to remain strong and to continue to generate good cash flow for the Company.  Our orthopaedic business demonstrated strong growth year over year in both procedures and revenues.  In what remains a challenging reimbursement climate, we performed 8,075 orthopaedic procedures during 2003, a 72.2% increase over the 4,690 procedures performed in 2002.  Revenues for the Orthotripsy business in 2003 increased 60.7% to $18.8 million from $11.7 million in 2002.  We continue to make progress in training physicians and educating insurance companies.  Revenue from the equipment sales and service division was $9.0 million for 2003 compared to $12.4 million for 2002, a decrease of 27.4%.   The decline in 2003 was due in large part to a decrease in sales of lithotripters to third parties as the Company focused more on generating revenues from patient procedures.  However, we anticipate this will be a growth area for the Company going forward as we expand our sales efforts with the acquisition of HMT Holding AG.

          Our revenues increased 98.6% to $87.2 million in 2002 compared to $43.9 million in 2001.  Lithotripsy revenue for 2002 was $62.2 million, up 119.0% compared to $28.4 million in 2001.  The significant increase in lithotripsy revenues is due primarily to the acquisition of the Litho Group partnerships in December of 2001.  Revenues for the Orthotripsy business in 2002 increased 82.8% to $11.7 million from $6.4 million in 2001.  Orthopaedic revenues were driven by a 2,200 procedure increase from the preceding year.  Revenue from the equipment sales and service division was up 40.9% to $12.4 million for 2002 compared to $8.8 million for 2001.  In 2002, we recognized previously deferred revenues related to device sales.  This, coupled with the sale of two additional medical devices, caused the increase.

          As our Company has grown, our salaries, general and administrative expenses have increased year over year from $19.1 million for the year ended December 31, 2001 to $37.5 million for the year ended December 31, 2002.  Salaries, general and administrative expenses further increased to $42.1 million for the year ended December 31, 2003.  The 96.3% increase in 2002 was due primarily to the acquisition of the Litho Group partnerships December of 2002.  The expansion of our orthopaedic business has required increased resources in marketing and management causing the 12.3% increase in 2003.

          With the acquisition of the Litho Group in December 2001 our depreciation and amortization expense increased from $4.4 million to $5.7 million in 2002, an increase of 29.5%.  However, the sale of US Lithotripsy in July of 2002 caused a 1.8% decrease to $5.6 million in 2003.

          As we continue to build and strengthen our partnership base, we buy and sell investment interest in our subsidiaries.  In 2001, these sales were primarily sales of Orthotripsy partnership investment interest which generated $3.4 million in gain on sale of subsidiary and investment interest.  In 2002, sales including the U.S. Lithotripsy sale resulted in gains on sale of subsidiary and investment interest of $4.4 million.  The gains on sale of subsidiary and investment interest in 2003 of $4.5 million were generated primarily by the sales of investment interest in the Litho Group entities.

          Our subsidiary partners’ equity in the current year net income is represented by the minority interest in consolidated subsidiaries.  This minority interest will grow in total as we continue to sell interest in our subsidiaries.  Our partners’ minority interest in consolidated subsidiaries grew from $10.2 million to $16.6 million to $19.3 million from 2001 to 2002 to 2003, respectively.

Results of Operations

          The following table shows certain income statement items expressed as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,

	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of devices, service parts and consumables	20.6	19.3	19.8
Salaries, general and administrative expenses	47.6	43.1	43.5
Depreciation and amortization	6.3	6.5	10.0

Total operating expenses	74.5	68.9	73.3

Operating income	25.5	31.1	26.7
Equity in earnings of unconsolidated entities	1.3	0.7	0.4
Partnership distributions from cost basis investments	0.6	0.6	1.1
Gain on sale of subsidiary and investment interest	5.1	5.0	7.7
Gain on sale of fixed assets	0.9	0.9	-
Interest expense	(2.2)	(3.4)	(1.2)
Interest income	0.2	0.2	0.5

Income before minority interest and income taxes	31.4	35.1	35.2
Minority interest of consolidated subsidiaries	(21.8)	(19.0)	(23.3)

Income before income taxes	9.6	16.1	11.9
Provision for income taxes	3.6	6.3	4.8

Net income	6.0	9.8	7.1

Quarterly Statement of Earnings Data

          The following table presents certain quarterly statement of earnings data for the years ended December 31, 2003 and 2002.  The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarterly Statement of Earnings Data

	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(000’s omitted except per share amounts)

Revenues	$20,888	$21,455	$22,963	$23,100	$21,050	$22,777	$23,071	$20,294
Earnings, before income taxes	3,498	1,147	2,899	941	2,562	2,688	6,288	2,496
Net income	2,129	698	1,766	668	1,538	1,613	3,774	1,618
Diluted earnings per common share	0.18	0.06	0.15	0.06	0.14	0.14	0.32	0.14

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

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

          Net revenue includes treatment fees for medical devices in the clinical setting.  Treatment revenue is primarily “wholesale” or “retail”.  Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed.  Retail revenue, generated when we bill third party payors for medical facility and technical fees, is recorded at the time services are rendered.  These third party billings may or may not be contractual. Adjustments which reduce revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered.  Differences in estimates recorded and final settlements are reported during the period final settlements are made.  We believe adequate provisions for these final settlements have been reflected in the financial statements, however, in the event that the settlement provisions are inadequate, the results of operations and financial condition could be adversely impacted.

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

          Revenue is recognized upon acceptance and delivery at the customer’s destination for sales of medical devices to unaffiliated entities.

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

          In order to record our accounts receivable at their net realizable value, we must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment including the analysis of historical bad debts and other adjustments, a review of the aging of our receivables and the current creditworthiness of our customers.  We have recorded allowances for receivables which we believe are uncollectible, including amounts for the resolution of potential credit and other collection issues. However, depending upon how such potential issues are resolved, or if the financial condition of any of our customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required.

Inventory

          We are required to state our inventories at the lower of cost or market.  Our inventories include medical devices, parts for servicing the medical equipment and consumables for medical equipment.  We continually evaluate the inventory for excess and obsolescence. At this time we believe that no inventory reserve is required to reduce the carrying value of our inventory to its net realizable value.  However, if the demand for our product were to decline we might be required to establish such reserves.

Long-Lived Assets

          We have recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  We review long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.  Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  Our management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of our assets. Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the impairment recognized and the gain or loss on the eventual disposition of the asset.

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

          We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon projected future taxable income and the expected timing of the reversals of existing temporary differences.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Based on our continued profitability, we have determined that it is likely that we will realize a portion of the deferred tax asset.  In connection with our acquisition of Litho Group in 2001, we acquired deferred tax assets relating primarily to built in losses and net operating losses. We have recently completed our Section 382 analysis and have determined that it is not more likely than not that these deferred tax assets will be realized. Therefore we have established a valuation allowance for the portion of the deferred tax asset acquired in the purchase of Litho Group.

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

Recently Issued Accounting Standards

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 improves the accounting for certain financial instruments that under the previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 until it could consider some of the resulting implementation issues associated with the measurement and recognition issues.  We have not determined the resulting impact of the adoption of this statement on our consolidated financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments.  In particular, this statement amends certain other pronouncements and clarifies the circumstances under which a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financial component.  The guideline should be applied prospectively.  The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest.  FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIEs”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both (the “primary beneficiary”).  FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.  We are currently evaluating the impact of adopting FIN 46, but do not expect it to have a material impact on our results of operations or our financial condition.  We do not consolidate any VIEs and we do not have any significant variable interests in a VIE.

Liquidity and Capital Resources

          We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, Inc., we obtained a $50,000,000 credit facility.  At December 31, 2003 and 2002, we had $17,737,000 and $33,495,000, respectively, outstanding under the credit facility and additional debt of $5,291,000 and $4,583,000, respectively, primarily at the subsidiary level.  Included in the credit facility is a $15,000,000 line of credit under which $4,000,000 was available at December 31, 2003.  Debt at the subsidiary level is typically related to equipment purchased and operated by that subsidiary and is secured by that equipment.  Cash and cash equivalents decreased from $16,808,000 at December 31, 2002 to $9,040,000 at December 31, 2003.

          Concurrent with the acquisition of HMT Holding, AG, on March 5, 2004, the Company amended and restated its $50,000,000 bank term loan and line of credit facility. The amended and restated credit facility consists of a $25,000,000 revolving line of credit. We will continue to fund our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under this bank credit facility. On March 5, 2004, we had $19,700,000 outstanding, and $5,300,000 available under the new revolving credit facility.

          Net cash provided by operating activities decreased from $22,674,000 in 2002 to $784,000 in 2003 as a result of a decrease in earnings before depreciation, amortization and minority interest.  Included in the 2002 change in accrued expenses and other liabilities is a $7,885,000 liability related to cash received pending the sale of lithotripsy partnership interests.  This sale of partnership interests was completed in the first quarter of 2003.  Net cash provided by investing activities was $4,492,000 in 2003 compared to cash used in investing activities of $3,943,000 in 2002.  The investment activity in 2002 included approximately $6,000,000 provided by the sale of U.S. Lithotripsy, L.P., while the 2003 investment activity included approximately $14,144,000 provided by the sales of equity interest in several subsidiary partnerships.   Net cash of $11,828,000 was used by 2002 financing activities including approximately $16,000,000 used to pay down debt related to the 2001 purchase of Litho Group, Inc. compared to the $13,044,000 net cash used by 2003 financing activities including approximately $17,000,000 used to pay down debt related to the 2001 purchase of LGI.

          Our capital expenditures totaled approximately $6,834,000 in 2003, primarily for the purchase of mobile medical equipment put in service.  We currently estimate that our capital expenditures will total approximately $4,000,000 to $5,000,000 in 2004 for the purchase of additional medical equipment for our consolidated subsidiaries, which may be secured by additional debt at the related partnership.

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

          We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2004.

          This and other significant contractual obligations are as follows:

Contractual Obligations	Payments Due by Period

	(000’s omitted)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Short-Term Borrowings	$11,714	$11,714	$–	$–	$–
Long-Term Debt (1)	10,624	5,906	4,156	562	–
Capital Lease Obligations	690	281	401	8	–
Operating Leases	8,511	1,555	3,923	2,042	991
Purchase Obligations (2)	20,000	6,400	9,600	4,000	–
Total Contractual Cash Obligations	$51,539	$25,856	$18,080	$6,612	$991

(1)	On March 5, 2004, we amended and restated our primary bank term loan. The revised agreement provides for a $25.0 million line of credit.
(2)

Pursuant to our distribution agreement with HMT we have an ongoing commitment to purchase certain medical devices.  Based upon current market prices, this commitment is approximately $6.4 million in 2004.  Note, however, that we have acquired controlling interest in HMT since the end of 2003.

Cautionary Statements

          This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA approval of HIFU; and difficulty in managing the Company’s growth.  Additional factors that might cause such a difference, include, but are not limited to those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and the items identified under the caption “Risk Factors” in Item 1 of this report.

Item 7A: Quantitative and Qualitative Disclosure About Market Risk.

          We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2004.  As of December 31, 2003 and 2002, our corporate-level fixed-rate debt was $12.6 million and $17.5 million, respectively, and our corresponding corporate-level variable-rate debt was $5.1 million and $16.0 million, respectively.  Based on our variable-rate debt at December 31, 2003, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $51,000.

          In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $12.6 million and $17.5 million at December 31, 2003 and 2002, respectively.  The swaps effectively convert a portion of the Company’s floating rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest rate changes on future interest expense.  This fixed rate is 3.2525% plus the applicable percentage (2.25% and 2.5% at December 31, 2003 and 2002, respectively), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive income or loss.  As of December 31, 2003 and 2002, the market value of the derivatives was a liability of $32,000 and $312,000, respectively, which is included on the accompanying balance sheet.  The related comprehensive loss of $312,000 and the related comprehensive gain of $280,000 have been recorded during 2003 and 2002, respectively.

          The counterparty to the interest rate swap agreements is a major commercial bank.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparty.

Item 8:  Financial Statements and Supplementary Data.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Financial Statements
Years ended December 31, 2003, 2002 and 2001
with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
HealthTronics Surgical Services, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of HealthTronics Surgical Services, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics Surgical Services, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Notes 2 and 14 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 25, 2004,
except for Note 23, as to which the date is March 5, 2004

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(000’s omitted)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$9,040	$16,808
Trade accounts receivable, less allowance for doubtful accounts of $1,669 and $1,264 at December 31, 2003 and 2002, respectively	14,484	13,660
Other receivables	–	757
Inventory	7,819	5,231
Prepaid expenses and other current assets	1,224	1,395
Deferred income taxes	774	1,867

Total current assets	33,341	39,718

Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	1,182	902
Medical devices placed in service	24,420	21,692
Office equipment, furniture and fixtures	1,646	1,317
Vehicles and accessories	3,604	3,385

	31,201	27,645
Less accumulated depreciation	(11,768)	(8,532)

Net property and equipment	19,433	19,113

Investments in unconsolidated entities	2,207	1,866
Goodwill	48,317	40,460
Other assets	3,585	4,474

Total assets	$106,883	$105,631

	December 31,

	2003	2002

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$5,035	$4,073
Income taxes payable	1,605	2,264
Other accrued expenses	5,507	13,301
Deferred profit on service contracts and sales of partnership interests	375	517
Short-term borrowings	11,714	9,500
Current portion of capital lease obligations	281	593
Current portion of long-term debt	5,906	6,126

Total current liabilities	30,423	36,374

Deferred profit on medical device sales to related parties (subject to debt guarantees)	248	248
Noncurrent deferred income taxes	669	328
Capital lease obligations, less current portion	409	1,484
Long-term debt, less current portion	4,718	20,375
Minority interest in consolidated subsidiaries	28,085	12,133
Other liabilities	1,953	1,858

Total liabilities	66,505	72,800

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000 shares at December 31, 2003 and 2002; Issued – 11,639 and 11,345 shares at December 31, 2003 and 2002, respectively; Outstanding – 11,584 and 11,292 at December 31, 2003 and 2002, respectively.	19,034	17,028
Accumulated other comprehensive loss	(32)	(312)
Retained earnings	21,376	16,115

	40,378	32,831

Total liabilities and shareholders’ equity	$106,883	$105,631

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Income

(000’s omitted except per share information)

	Year ended December 31,

	2003	2002	2001

Net revenue	$88,406	$87,192	$43,882
Cost of devices, service parts and consumables	18,188	16,875	8,686
Salaries, general and administrative expenses	42,060	37,542	19,095
Depreciation and amortization	5,602	5,687	4,396

	22,556	27,088	11,705
Equity in earnings of unconsolidated entities	1,079	608	194
Partnership distributions from cost basis investments	542	564	489
Gain on sale of subsidiary and investment interest	4,542	4,363	3,397
Gain on sale of fixed assets	786	753	–
Interest expense	(1,938)	(2,963)	(509)
Interest income	191	196	174

Income before minority interest and income taxes	27,758	30,609	15,450
Minority interest of consolidated subsidiaries	(19,273)	(16,575)	(10,230)

Income before income taxes	8,485	14,034	5,220
Provision for income taxes	3,224	5,491	2,087

Net income	$5,261	$8,543	$3,133

Net income per common share:
Basic	$0.46	$0.77	$0.29

Diluted	$0.45	$0.73	$0.28

Weighted average common shares outstanding:
Basic	11,504	11,141	10,981

Diluted	11,751	11,739	11,123

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(000’s omitted)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

	Number of Shares	Amount

Balance at January 1, 2001	10,972	$13,745	$–	$4,439	$18,184
Common stock issued on exercise of stock options including tax benefit	27	161	–	–	161
Common stock issued to employees	105	675	–	–	675
Repurchase of treasury stock	(53)	(277)	–	–	(277)
Net income	–	–	–	3,133	3,133

Balance at December 31, 2001	11,051	$14,304	$–	$7,572	$21,876
Common stock issued on exercise of stock options including tax benefit	147	2,063	–	–	2,063
Common stock issued to employees	5	52	–	–	52
Common stock issued to consultants	1	9	–	–	9
Common stock issued for acquisition of partnership interest	88	600	–	–	600
Other comprehensive loss: net change in fair value of interest rate swap	–	–	(312)	–	(312)
Net income	–	–	–	8,543	8,543

Balance at December 31, 2002	11,292	$17,028	$(312)	$16,115	$32,831
Common stock issued on exercise of stock options including tax benefit	158	892	–	–	892
Common stock issued to employees	10	53	–	–	53
Common stock issued for acquisition of partnership interest	126	1,076	–	–	1,076
Repurchase of treasury stock	(2)	(15)	–	–	(15)
Other comprehensive income: net change in fair value of interest rate swap	–	–	280	–	280
Net income	–	–	–	5,261	5,261

Balance at December 31, 2003	11,584	$19,034	$(32)	$21,376	$40,378

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(000’s omitted)

	Year ended December 31,

	2003	2002	2001

Operating activities
Net income	$5,261	$8,543	$3,133
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	280	(312)	–
Depreciation and amortization	5,602	5,687	4,396
Amortization of loan costs	265	282	–
Provision for doubtful accounts	515	533	491
Deferred income taxes	1,378	501	(385)
Deferred profit	(142)	(1,653)	1,084
Equity in earnings of unconsolidated entities, net of distributions	152	310	17
Minority interest in consolidated subsidiaries, net of distributions to minority interests	(5,188)	652	3,759
Gain on sale of subsidiary	–	(3,654)	–
Gain on sale of fixed assets	(786)	(753)	–
Changes in operating assets and liabilities, net of businesses acquired/disposed of:
Trade accounts receivable	(1,339)	734	(3,698)
Other receivables	757	2,482	(2,993)
Prepaid expenses and other assets	(104)	(1,811)	183
Income taxes receivable	–	–	895
Inventory	(2,588)	269	(1,363)
Trade accounts payable	962	58	(33)
Income taxes payable	(4,427)	1,737	526
Accrued expenses and other liabilities	186	9,069	105

Net cash provided by operating activities	784	22,674	6,117

HealthTronics Surgical Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(000’s omitted)

	Year ended December 31,

	2003	2002	2001

Investing activities
Purchases of property and equipment, net of businesses acquired	(6,834)	(7,499)	(8,546)
Dispositions of property and equipment	1,698	1,290	743
Net proceeds from sale of subsidiary	14,144	5,558	–
Acquisition of partnership interest, net of distributions	(493)	(1,783)	(64)
Acquisition of businesses, net of cash acquired	(4,023)	(1,509)	(39,771)

Net cash provided by (used in) investing activities	4,492	(3,943)	(47,638)

Financing activities
Proceeds from issuance of common stock	2,021	2,063	836
Purchase of treasury stock	(15)	–	(277)
Proceeds from issuance of long-term debt	4,167	2,079	36,503
Principal payments on long-term debt and capital leases	(21,431)	(14,070)	(2,262)
Proceeds from short-term borrowings	7,014	6,000	25,066
Principal payments on short-term borrowings	(4,800)	(7,900)	(14,263)

Net cash provided by (used in) financing activities	(13,044)	(11,828)	45,603

Net increase (decrease) in cash and cash equivalents	(7,768)	6,903	4,082
Cash and cash equivalents at beginning of year	16,808	9,905	5,823

Cash and cash equivalents at end of year	$9,040	$16,808	$9,905

Supplemental disclosures of cash flow information
Cash paid for interest	$1,938	$2,980	$373

Cash paid for income taxes	$3,903	$975	$1,286

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003

1.   Description of the Business and Basis of Presentation

          HealthTronics Surgical Services, Inc. (the “Company”) was incorporated in the State of Georgia in 1995.  In mid-1997, the Company received FDA approval to market the LithoTron®, a kidney lithotripsy device manufactured by HMT High Medical Technologies AG (“HMT”).  On October 12, 2000, the Company received FDA approval to market the OssaTron®, an HMT manufactured orthopaedic shock wave medical device, for treatment of chronic plantar fasciitis.  On March 13, 2003 HealthTronics also received FDA approved to market the OssaTron® for treatment of chronic lateral epicondylitis. The Company is currently establishing additional test sites for OssaTron FDA clinical trials for additional applications.

          In 1996, HMT granted to the Company the right to purchase limited manufacturing rights to the OssaTron medical device.  The Company also operates under the terms of distribution agreements with HMT that grant the Company the exclusive right to use, sell and lease the LithoTron and OssaTron and related devices and parts in the United States, Canada and Mexico.  Subsequent to December 31, 2003, the Company purchased the outstanding capital stock of HMT Holding AG which holds a 72.4% voting interest in HMT (see Note 23).

          With each FDA approval, it is the Company’s intent to generate revenues from four sources: 1) fees for clinical services provided by consolidated subsidiaries; 2) recurring revenues from leasing, licensing fees, sales of consumable products and maintenance of equipment; 3) sales of medical devices including related accessories; and 4) investment income generated from partnerships and joint ventures with physicians, dealerships and hospitals that purchase equipment from the Company, as well as management fees from such entities.  The Company also generates gains from sales of partnership interests.

          HealthTronics was the sole shareholder of Litho Management, Inc., which held a 1% general partner interest and a 39.6% limited partnership interest in U.S. Lithotripsy, L.P. (“USL”), a Texas limited partnership through June 2002.  USL is the sole general partner in several separate partnerships with equity interests ranging from 10% to 99% (the “second tier partnerships”), formed for the purpose of purchasing, owning and operating certain medical devices utilizing shock wave therapies.  As sole general partner, USL consolidates the second tier partnerships.  In July 2002, the Company sold its interest in USL for $6,800,000 (see note 4).

          In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. (“LGI”) for $42,500,000 in cash.  Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

1.   Description of the Business and Basis of Presentation (continued)

equity interests ranging from 15% to 100%, operating in the northern, eastern and southern United States.  As sole general partner, LGI consolidates the second and third tier partnerships. The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates.

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

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

          Net revenue includes treatment fees for medical procedures in the clinical setting.  Treatment revenue is primarily “wholesale” or “retail”.  Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed.  Retail revenue, when third party payors are billed directly for medical facility and technical fees, is recorded at the time services are rendered.  These third party billings may or may not be contractual.  Adjustments that reduce

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

2.   Summary of Significant Accounting Policies (continued)

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts (continued)

revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered.  Differences in estimates recorded and final settlements are reported during the period final settlements are made.  The Company has certain negotiated agreements with third party payors that provide for payments to the Company or its subsidiaries.  These payment arrangements may be based upon negotiated rates or per diem payments.  Revenues are reported at the estimated net realizable amounts from medical facilities, contracted and non-contracted third party payors and individual patients for services rendered.

          For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer’s destination.

          Revenue generated from service contracts is recognized ratably over the life of the related contract.

          During 2002 and 2001, the Company sold medical devices to certain limited partnerships and limited liability corporations in which the Company has a minority interest and has guaranteed a portion of the long-term obligations related to the purchase of the medical devices.  The Company has accounted for these minority interests using the equity or cost basis methods of accounting (depending upon the Company’s ability to exercise significant influence over the operating and financial policies of the investment partnership) and deferred a pro-rata portion of the profit, $66,000 and $43,000, on sales of the medical devices to these entities for the years ended December 31, 2002 and 2001, respectively.

          During 2003, 2002 and 2001, the Company formed wholly owned limited partnerships in which it is the general partner and then contributed an OssaTron into the partnership.  The Company may sell interests in these partnerships to physicians or other investors.  The Company generally recognizes a gain on the interest sold at the time the subscription agreement is consummated and payment is due.  Included in other receivables on the accompanying December 31, 2002 balance sheets is $750,000 relating to sales of partnership interests.  Certain gains on the sale of partnership interests totaling $407,000 and $646,000 have been deferred in the accompanying 2002 and 2001 respective financial statements due to extended payment terms of greater than one year.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

2.   Summary of Significant Accounting Policies (continued)

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts (continued)

          Accounts receivable consist primarily of amounts due from the medical facilities or partnerships, managed care health plans, commercial insurance companies and individual patients.  The Company does not charge interest on its accounts receivable. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.  In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of accounts by payor type, the status of ongoing negotiations with third party payors and general industry conditions.  Changes in these estimates are charged or credited to the results of operations in the period of the change.  The Company writes off accounts receivable when all collection efforts have been exhausted.

Inventory

          Inventory is carried at the lower of historical cost (first-in, first-out) or market and consists of medical devices, spare parts and consumables.

Consolidation and Partnership Investments

          Historically, the Company has made a number of investments in various entities including general and limited partnerships.  The majority of these investments are consolidated (see Note 6) based upon the Company’s ability to exercise control.  The remaining investments are recorded using the cost or equity method of accounting, depending upon the Company’s ability to exercise significant influence over the operating and financial policies of the partnership.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount.  If such assets are considered to be impaired, the Company records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident.  The Company’s impairment review process relies on

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

2.   Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

management’s judgment regarding the indicators of impairment, the remaining lives of assets used to generate assets’ undiscounted cash flows, and the fair value of assets at a particular point in time.  Management uses historical experience, current market appraisals and various other assumptions to form the basis for making judgments about the impairment of its assets.  Under different assumptions or conditions, the asset impairment analysis may yield a different outcome, which would alter the impairment recognized and the gain or loss on the eventual disposition of the asset.

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

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

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

	Year Ended December 31,

	2003	2002	2001

	(000’s omitted, except per share information)

Net income — as reported	$5,261	$8,543	$3,133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,138)	(2,226)	(2,287)

Net income — pro forma	$4,123	$6,317	$846

Earnings per share — as reported:
Basic	$0.46	$0.77	$0.29
Diluted	$0.45	$0.73	$0.28
Earnings per share — pro forma:
Basic	$0.36	$0.57	$0.08
Diluted	$0.35	$0.54	$0.08

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and such differences may be material.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

2.   Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

          The Company’s financial instruments are comprised principally of cash and cash equivalents, trade accounts receivable, amounts due from affiliated partnerships, trade accounts payable, customer deposits, short-term borrowings and long-term debt, which is primarily variable debt.  The carrying amounts of these financial instruments approximate their fair values.

Long-Lived Assets

          The Company has recorded its long-lived assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  The Company reviews long-lived assets, whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill was previously amortized on a straight-line basis over the periods benefited.  Goodwill is now no longer being amortized to earnings, but instead is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

2.   Summary of Significant Accounting Policies (continued)

Other Comprehensive Income/Loss

          Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualify as cash flow hedges.  These hedges are effective and, thus, the change in fair value of $280,000 is reported as other comprehensive gain for the year ended December 31, 2003 and the change in fair value of $312,000 is reported as other comprehensive loss for the year ended December 31, 2002.  The market value of the derivatives, a liability of $32,000 and $312,000 as of December 31, 2003 and 2002, respectively, is included on the accompanying consolidated balance sheets.

Basic and Diluted Income Per Common Share

          The Company’s per share amounts for all periods have been presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic and diluted net income per share is computed based on the weighted average number of common shares outstanding.  Common share equivalents (which may consist of options, warrants and convertible debentures) are excluded from the computation of diluted net income per share if the effect would be antidilutive.

Recently Issued Accounting Standards

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 improves the accounting for certain financial instruments that under the previous guidance, issuers could account for as equity.  SFAS 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 until it could consider some of the resulting implementation issues associated with the measurement and recognition issues.  The Company has not determined the resulting impact of the adoption of this statement on its consolidated financial position, results of operations or cash flows.

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30,

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

2.   Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

2003.  SFAS 149 amends and clarifies accounting and reporting for derivative instruments.  In particular, this statement amends certain other pronouncements and clarifies the circumstances under which a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financial component.  The guideline should be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), which addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest.  FIN 46 sets forth a model to evaluate potential consolidation of these entities, known as variable interest entities (“VIEs”), based on an assessment of which party to the VIE, if any, absorbs a majority of the exposure to its expected losses, receives a majority of its expected residual returns, or both (the “primary beneficiary”).  FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply the provisions of FIN 46 to those special purpose entities no later than the first reporting period ending after December 15, 2003.  The Company is currently evaluating the impact of adopting FIN 46, but does not expect it to have a material impact on its results of operations or its financial condition.  The Company does not consolidate any VIEs and the Company does not have any significant variable interests in a VIE.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

3.   Inventory

          Inventory consists of the following at December 31:

	2003	2002

	(000’s omitted)

Medical devices / other equipment	$5,994	$4,010
Spare parts	738	746
Consumables	1,087	475

	$7,819	$5,231

4.   Business Acquisitions and Dispositions

          During the year ended December 31, 2003, the Company separately and individually purchased controlling interests ranging from 25.0% to 56.4% in two lithotripsy partnerships, three prostate thermotherapy partnerships and four cryosurgery partnerships for aggregate purchase prices totaling $6,930,000 which included cash and issuance of 125,304 shares of common stock.  The results of operations for these entities have been included since the dates of acquisition.  The results of operations of these partnerships prior to their acquisition by the Company were not material to the operations of the Company. The Company recorded additions to goodwill of $3,830,000 and $1,306,000 related to the Lithotripsy and Other segments, respectively. The purchase price of each acquisition has been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values.  These allocations are subject to change pending the completion of the final analysis of the total purchase price and fair values of the assets acquired and liabilities assumed.

Rocky Mountain Prostate Thermotherapy LLC

          In August 2002, the Company purchased a 49% interest in Rocky Mountain Prostate Thermotherapy LLC (“RMPT”), a Colorado limited liability corporation, for approximately $2,200,000.  RMPT provides treatment for benign prostatic hyperplasia in nine western states. On November 1, 2002, the Company purchased an additional 12% interest in RMPT for 88,496 shares of Company stock valued at $600,000.  As a result of the second acquisition, the Company consolidated its 61% controlling interest.  The results of operations of RMPT prior to its acquisition by the Company were not material to the operations of the Company. In October 2003, the Company purchased the remaining 39% interest in RMPT for approximately $1,100,000.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

4.   Business Acquisitions and Dispositions (continued)

Rocky Mountain Prostate Thermotherapy LLC (continued)

          The purchase price of the remaining 39% of RMPT has been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values.  These allocations are subject to change pending the completion of the final analysis of the total purchase price and fair values of the assets acquired and liabilities assumed.

U.S. Lithotripsy, L.P.

          On July 13, 2002, the Company, through its wholly owned subsidiary, Litho Management, Inc., sold all of its general partner and limited partnership interests in U.S. Lithotripsy, L.P. (“USL”), a Texas limited partnership for $6,800,000, resulting in a gain of $3,654,000.  USL held general partnership and limited partnership interests in approximately 26 active lithotripsy partnerships. The Company’s indirect ownership in each of the active lithotripsy partnerships in which USL held an interest was approximately 5%. As a result of this sale, the Company recognized previously deferred profits of $1,055,000 relating to sales of medical devices to USL and its consolidated subsidiaries.

Litho Group, Inc. and Heritage Medical Services of Texas, Inc. and HSC of Gulf Coast, Inc.

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

          The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by LGI.  The Company financed the acquisition through a $50 million senior credit facility.  Since the acquisition, the Company has sold approximately 65% of its acquired interest in the operating partnerships of LGI to physician limited partners.  The proceeds of the sale of this ownership interest were used to reduce debt used in financing the acquisition.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

4.   Business Acquisitions and Dispositions (continued)

Litho Group, Inc. and Heritage Medical Services of Texas, Inc. and HSC of Gulf Coast, Inc. (continued)

          In connection with this acquisition, the Company paid fees totaling $450,000 to a company owned by a former Board member of the Company.  In 2001, the Company paid $10,000 per month to this related party for ongoing consulting services.

          In 2002, management completed its evaluation and recorded adjustments totaling $3,172,000 resulting in a net reduction of goodwill primarily related to the adjustment of the fair value of the deferred tax assets acquired.  See Note 12 for discussion of deferred tax assets acquired.

          On May 17, 2001, HealthTronics purchased all of the issued and outstanding capital stock of Heritage Medical Services of Texas, Inc. (“Heritage”) and HSC of Gulf Coast, Inc. (collectively the “Corporations”) for $565,000 in cash, pursuant to a Stock Purchase Agreement with HEALTHSOUTH Corporation and Surgical Health Corporation.  The acquisitions are given financial effect as of April 1, 2001.  The Corporations own a 52.07% interest in and Heritage is the general partner of Gulf Coast Lithotripsy Associates, L.P. (“GCLA”).  GCLA owns a 70% interest in and is the general partner of Lithotripsy Associates of Texas, Limited Partnership.

          The table below represents pro forma financial information for the year ended December 31, 2001 as if LGI and the Corporations had been acquired on January 1, 2001.

	Year ended December 31, 2001

	As Reported	Pro Forma Combined

	(000’s omitted)

Net sales	$43,882	$94,888
Net income	3,133	10,231

Per share data:
Basic	$0.29	$0.93
Diluted	$0.28	$0.92

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

4.   Business Acquisitions and Dispositions (continued)

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

5.   Gain on Sale of Subsidiary and Investment Interest

          The Company sold a portion of the partnership interests of certain limited liability partnerships and recognized gains of $4,542,000, $4,363,000 and $3,397,000 in 2003, 2002 and 2001, respectively.  The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.  At December 31, 2002 the Company had deferred a gain of $407,000 related to sale of partnership interests due to extended payment terms of one year.

6.   Partnership Investments

          As discussed in Note 1, the Company is the sole general partner of certain entities that maintain the sole general partnership interest in second and third tier partnerships. Based upon the Company’s ability to exercise control over the operating and financial policies of these entities and the second and third tier partnerships, the Company has consolidated the financial position and results of operations of the individual entities subsequent to the dates of acquisition.

          The Company maintains investments in certain other limited partnerships and limited liability corporations in which the Company has a minority interest as a limited partner.  The Company has accounted for these minority interests, totaling $2,207,000 and $1,866,000 at December 31, 2003 and 2002, respectively, using the equity or cost basis method of accounting depending upon the Company’s ability to exercise significant influence over the operating and financial policies of the partnership.

7.   Related Party Transactions

                During the years ended December 31, 2002 and 2001, the Company recorded sales of medical devices to certain partnerships accounted for on the cost or equity basis of accounting.  The partnerships obtained third party financing, payable generally over five years or less, to satisfy their obligations to the Company under these sales.  The Company, as

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

7.   Related Party Transactions (continued)

a minority partner, has guaranteed its proportionate interest in the related partnership debt based upon the Company’s ownership percentage in the partnership. As a result, the Company has deferred approximately $248,000 of gross profit as of December 31, 2003 and 2002, related to these sales.

          Trade accounts payable due to the Company’s supplier, HMT, totaled $919,000 and $952,000 as of December 31, 2003 and 2002, respectively.  During 2003, 2002 and 2001, the Company made payments totaling $10,601,000, $8,091,000 and $9,119,000, respectively, to HMT for purchases of medical devices, related parts and consumables. Subsequent to December 31, 2003, the Company purchased the outstanding capital stock of HMT Holding AG which holds a 72.4% voting interest in HMT (see Note 23).

          During the year ended December 31, 2001 the Company sold an interest in certain Orthotripsy partnerships totaling $2,600,000 to an entity of which a shareholder and former Board member was a minority shareholder and recognized a gain of $1,500,000.  In addition, the Company acquired from this same entity certain machines totaling $1,300,000. The Company believes such transactions were carried out at arm’s length.

          A subsidiary of the Company which was acquired in December 2001 provides management and administrative services and leases equipment and facilities to a professional corporation owned through a common group of individual members.  Because of the nature of this relationship, the amounts charged may have been different had the parties not been related.  Total fees charged to this affiliate for all the services provided was $14,365,000 and $14,699,000 for the years ended December 31, 2003 and 2002, respectively.  Total accounts receivable for these services were $1,238,000 and $1,145,000 as of December 31, 2003 and 2002, respectively.

          As of December 31, 2002, the Company has notes receivable from a related party totaling $1,240,000 relating to the purchase of partnership interest in a Litho Group, Inc. affiliate.

8.   Short-Term Borrowings

          In December 2001, the Company obtained bank financing to fund the $42,500,000 acquisition of Litho Group, Inc.  The funding consists of a $35,000,000 5-year term loan and a $15,000,000 line of credit.  The $15,000,000 line of credit, which is renewable every 90 days and matures on December 11, 2006, is secured with the term loan by certain accounts receivable, inventory and equipment and bears interest at the stated bank rate (3.39% and 3.89% at December 31, 2003 and 2002, respectively).  Outstanding borrowings under the line

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

8.   Short-Term Borrowings (continued)

of credit were $11,000,000 and $9,500,000 as of December 31, 2003 and 2002, respectively.

          The Company may borrow an amount not to exceed the borrowing base as defined in the loan agreement, which is principally based on accounts receivable and equipment.  Available borrowings under the line of credit were $4,000,000 and $5,500,000 at December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, the Company amended and restated its line of credit and term loan (see Note 23).

          In December 2003, a subsidiary of the Company obtained a $2,500,000 line of credit.  The $2,500,000 line of credit matures on June 30, 2004 and is secured by certain accounts receivable, inventory and equipment and bears interest at the Prime Rate plus 0.5% (4.5% at December 31, 2003).  Outstanding borrowings under the line of credit were $714,000 as of December 31, 2003.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

          9.   Long-Term Debt

          Long-term debt consists of the following at December 31:

	2003	2002

	(000’s omitted)
Term note payable to bank; bearing interest at the stated bank rate (3.39% and 3.89% at December 31, 2003 and 2002, respectively); payable in quarterly installments ranging from $1,250,000 to $2,813,000 beginning September 2002 through December 2006, secured by the assets of the Company and subject to certain debt covenants	$6,737	$23,995

Notes payable to various institutional lenders; bearing interest at 3.85% to 9.5%; payable in monthly installments of principal and interest ranging from $685 to $15,170; due at various dates through 2007, secured by medical equipment and related assets	711	1,223

Term note payable; bearing interest at 5.3%; payable in monthly installments of principal and interest of $62,730 beginning October 2003 through September 2008; secured by certain assets of the Company and subject to certain debt covenants	3,176	–

Term notes payable; bearing interest at 7.5% to 10.5%; payable in monthly and quarterly installments of principal and interest ranging from $8,236 to $24,414; due at various dates through 2007, secured by medical equipment and related assets	–	1,008

Mortgage payable to bank; interest at 9.5%; payable in monthly installments of principal and interest of $5,083 through 2007, secured by land and buildings	–	275

	10,624	26,501

Less amounts due within one year	5,906	6,126

	$4,718	$20,375

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

9.   Long-Term Debt (continued)

          Future maturities of long-term debt at December 31, 2003 are as follows:

(000’s omitted)

Fiscal Year
2004	$5,906
2005	2,648
2006	769
2007	739
2008 and thereafter	562

$10,624

10.   Interest Rate Swaps

          In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”), with a total notional amount of $12.6 million and $17.5 million at December 31, 2003 and 2002, respectively.  The swaps effectively convert a portion of the Company’s floating rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest rate changes on future interest expense.  This fixed rate is 3.2525% plus the applicable percentage (2.25% and 2.5% at December 31, 2003 and 2002, respectively), based on the previous quarter leverage ratio, within the credit facility agreement. The swaps qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expire on February 12, 2004.  The Company believes that its hedge is effective with changes in fair value to be reported in other comprehensive loss.  As of December 31, 2003 and 2002, the market value of the derivatives was a liability of $32,000 and $312,000, respectively, which is included on the accompanying balance sheet.  Included in 2003 other comprehensive income is a non-cash gain of $280,000 and in the 2002 other comprehensive loss is a non-cash charge of $312,000 representing the aggregate change in the market value for the years ended December 31, 2003 and 2002, respectively.

          The counterparty to the interest rate swap agreements is a major commercial bank.  The Company is exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. The Company does not anticipate nonperformance of the counterparty.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

11.   Capital Leases

          From time to time, the Company enters into various capital lease agreements to finance equipment.  The capital leases bear interest ranging from 0% to 11% per annum and have terms ranging from 38 to 60 months.  The related equipment secures the capital leases.

          Future minimum lease payments under capital leases at December 31, 2003 are as follows:

(000’s omitted)

Fiscal Year
2004	$335
2005	285
2006	115
2007	24
2008 and thereafter	7

766
Less: imputed interest	(76)

Present value of minimum capital lease payments	690
Less: current portion of obligations under capital leases	(281)

Long-term obligations under capital lease, net of current portion	$409

Assets under capital leases at December 31, 2003 are as follows:

(000’s omitted)

Medical devices placed in service	$915
Vehicles and accessories	208

1,123
Accumulated depreciation and amortization	(482)

$641

12.   Income Taxes

          A reconciliation of the provision for income taxes to the federal statutory rate for 2003, 2002 and 2001 is:

	2003	2002	2001

	(000’s omitted)
Statutory federal income tax expense	$2,885	$4,812	$1,775
State income taxes, net of federal benefit	315	556	207
Other	24	123	105

	$3,224	$5,491	$2,087

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

12.   Income Taxes (continued)

          Minority interest is not subject to income tax because the minority interest is attributable to entities all of which are partnerships or limited liability corporations and, as such, are not subject to income tax.

          Income tax expense consists of the following:

	2003	2002	2001

	(000’s omitted)
Current federal	$1,652	$4,242	$2,101
Current state	194	748	371

Total current	1,846	4,990	2,472

Deferred federal	1,233	426	(327)
Deferred state	145	75	(58)

Total deferred	1,378	501	(385)

Total tax expense	$3,224	$5,491	$2,087

          Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002

	(000’s omitted)
Deferred tax assets:
Deferred revenue	$237	$290
Accrued liabilities and other	188	338
Bad debt allowance	634	480
Net operating loss carryforwards	9,082	9,082
Capital loss carryforward	10,625	–
Built-in losses	24,945	35,570

	45,711	45,760
Deferred tax liabilities:
Property and equipment	(299)	(497)
Net partnership income	(655)	(601)

	(954)	(1,098)

	44,757	44,662
Valuation allowance	(44,652)	(43,123)

Net deferred tax asset (liability)	$105	$1,539

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

12.   Income Taxes (continued)

          The acquisition of the stock of LGI resulted in the addition of a deferred tax asset of $45,355,000 in December 2001.  A full valuation allowance was established against this asset at December 31, 2001 as the Company determined it was not more likely than not that the asset would be realized.  During 2003, the Company completed its Section 382 analysis of its deferred tax assets and, as a result, reclassified certain of its deferred tax assets and its valuation allowance.

          The Company has net operating loss carryforwards available to offset future taxable income of approximately $23,926,000 at December 31, 2003 and 2002.  These net operating loss carryforwards expire in 2021.  As of December 31, 2003 and 2002, the Company has approximately $65,670,000 and $93,704,000, respectively, of built-in losses available to offset future taxable income.  In addition, the Company has capital loss carryforwards of $28,034,000 at December 31, 2003.  These capital loss carryforwards were generated through sales of limited partnership interests in 2003 and expire in 2008.  These net operating losses, built-in losses and capital loss carryforwards were acquired through the purchase of LGI and are reflected as a reduction of goodwill when utilized.  Previous changes in ownership, as defined by section 382 of the Internal Revenue Code, have limited the amount of net operating loss carryforwards and built-in losses the Company can utilize in any one year.

          The Company has recorded a tax benefit to equity relating to the exercise of nonqualified employee stock options of $122,000, $294,000 and $61,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

13.   Employee Benefit Plans

          The Company sponsors six defined contribution 401(k) plans for all eligible employees.  The plans cover all employees who meet the eligibility requirements of the plans.  The total expense charged to the Company’s operations relating to these plans was approximately $200,000, $301,000 and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.   Goodwill and Other Intangible Assets

          The Company fully adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective January 1, 2002 (the Company had implemented the transition provisions of SFAS 142 relating to its acquisition of LGI effective December 11, 2001).   Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized.  Following is a summary of the 2001 impact on the Company’s earnings relating to the adoption of SFAS 142:

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

14.   Goodwill and Other Intangible Assets (continued)

	Year ended December 31,

	2003	2002	2001

	(000’s omitted)
Reported net income	$5,261	$8,543	$3,133
Add back: goodwill amortization	–	–	273

Adjusted net income	$5,261	$8,543	$3,406

Basic income per share:
Reported net income	$0.46	$0.77	$0.29
Goodwill amortization	–	–	0.03

Adjusted net income	$0.46	$0.77	$0.32

Diluted earnings per share:
Reported net income	$0.45	$0.73	$0.28
Goodwill amortization	–	–	0.03

Adjusted net income	$0.45	$0.73	$0.31

          SFAS 142 requires companies with goodwill to perform annual impairment tests.  The Company completed the impairment test of its goodwill in 2002 and 2003 and did not identify an asset impairment as a result of the impairment test.  The Company will continue to review its goodwill annually for impairment, or more frequently if indicators of impairment are present.

15.   Other Comprehensive Income

          The components of comprehensive income are as follows for the year ended December 31, 2003 and 2002 are as follows:

	Year ended December 31,

	2003	2002

	(000’s omitted)
Net income	$5,261	$8,543
Net change in fair value of interest rate swap	280	(312)

Other comprehensive income	$5,541	$8,231

16.   Earnings Per Share

          Basic and diluted income per share are computed based on the weighted average number of common shares outstanding.  Common share equivalents (which consist of

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

16.   Earnings Per Share (continued)

options) are excluded from the computation of diluted income per share if the effect would be antidilutive.

          The following table sets forth the computation of earnings per share:

	Year Ended December 31,

	2003	2002	2001

	(000’s omitted, except per share amounts)

Numerator: Net income	$5,261	$8,543	$3,133

Effect of dilutive securities:
Weighted average shares outstanding	11,504	11,141	10,981
Stock options	247	598	142

Denominator for diluted earnings per share	11,751	11,739	11,123

Basic earnings per share	$0.46	$0.77	$0.29
Diluted earnings per share	$0.45	$0.73	$0.28

17.   Shareholders’ Equity

          The Company issued 104,652 shares as incentives to employees during the year ended December 31, 2001.  The per share price at the time of issuance was $6.45 per share.  The Company recognized expense of $675,006 on issuance of these shares.

          During the year ended December 31, 2002, the Company issued 5,000 shares as incentives to employees.  The per share price at the time of issuance was $10.50 per share.  The Company recognized expense of $52,500 on issuance of these shares.  The Company also issued 1,000 shares to consultants for services rendered.  The per share price at the time of issuance was $8.99 per share.  The Company recognized expense of $8,990 on issuance of these shares.

          During the year ended December 31, 2003, the Company issued 10,000 shares as incentives to employees.  The per share price at the time of issuance was $6.75 per share.  The Company recognized expense of $52,500 on issuance of these shares.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

17.   Shareholders’ Equity (continued)

          Stock warrants for 100,000 shares of common stock with an exercise price of $9.90 per share of common stock were issued to the placement agent for services rendered during the Company’s initial public offering.  The warrants were exercisable as of May 2000 and have an estimated life of five years.

18.   Stock Options

          Under the HealthTronics Surgical Services, Inc. Stock Option Plan, 2,800,000 options to purchase the Company’s common stock have been approved as of December 31, 2003 and 2002.

          At December 31, 2003, 2002 and 2001, options to acquire 1,282,000, 993,000 and 761,000 shares, respectively, were exercisable.

          A summary of stock option activity under the HealthTronics Surgical Services, Inc. Stock Option Plan follows:

	Shares	Price Range	Weighted Average Price

Outstanding at January 1, 2001	684,000	$ 1.00 – 15.4375	$ 8.69
Granted	890,000	5.50 – 11.00	6.95
Exercised	(28,000)	1.00 – 10.50	4.02
Canceled	(37,000)	3.00 – 14.75	7.75

Outstanding at December 31, 2001	1,509,000	1.00 – 15.4375	7.71
Granted	467,000	6.25 – 14.55	9.43
Exercised	(147,000)	1.00 – 14.75	8.76
Canceled	(47,000)	5.50 – 15.4375	9.02

Outstanding at December 31, 2002	1,782,000	1.00 – 14.625	7.35
Granted	492,000	5.87 – 11.03	7.39
Exercised	(158,000)	1.00 – 8.95	4.85
Canceled	(96,000)	5.87 – 14.625	9.42

Outstanding at December 31, 2003	2,020,000	$ 5.099 – 14.55	$ 7.39

          The following table summarizes information concerning outstanding and exercisable options under the HealthTronics Surgical Services, Inc. Stock Option Plan.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

18.   Stock Options (continued)

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.00 – 6.50	720,000	7.58	$6.34	460,000	$6.30
6.51 – 10.50	1,074,000	7.04	8.22	528,000	7.96
$10.69 – 14.55	226,000	7.45	$11.97	294,000	$11.85

	2,020,000			1,282,000

          For the Company, pro forma information regarding net income is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.86%, 2.55% and 4.47%, expected life of the option of three to ten years, volatility of 41%, 45% and 38% and no dividend yield.  The weighted-average fair value of options granted under the HealthTronics Surgical Services, Inc. Stock Option Plan was $4.31, $6.14 and $5.16 for 2003, 2002 and 2001, respectively.  Had the employee option grants been accounted for under the fair value method of SFAS 123, as amended by SFAS 148, net income would be $4,123,000 ($0.36 per share – basic, $0.35 per share – diluted), $6,317,000 ($0.57 per share – basic, $0.54 per share – diluted) and $846,000 ($0.08 per share – basic and diluted) for the years ended December 31, 2003, 2002 and 2001, respectively.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

19.   Operating Leases

          The Company leases certain of its office facilities under operating leases which may include renewal options.  Certain of the Company’s office facilities are rented on a month-to-month basis.  Rent expense for 2003, 2002 and 2001 was $1,365,000, $1,380,000 and $196,000, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

19.   Operating Leases (continued)

          Aggregate future minimum lease payments under operating lease agreements for terms greater than one year as of December 31, 2003 are as follows:

(000’s omitted)

Fiscal Year
2004	$1,555
2005	1,498
2006	1,396
2007	1,029
2008 and thereafter	3,929

$9,407

20.   Commitments and Contingencies

          In connection with the original distributorship agreements between the Company and HMT, the Company committed to purchase medical devices over the five-year life of the agreements.  Funding needed for these commitments is approximately $6,400,000, $5,600,000, $4,000,000 and $4,000,000 over the next four years, respectively.  Subsequent to December 31, 2003, the Company purchased the outstanding capital stock of HMT Holding AG which holds a 72.4% voting interest in HMT (see Note 23).

          Physicians and technicians who use the Company’s products are subject to the risk of liability and malpractice claims.  Those claims could also name the Company, based on a theory of malpractice or claim liability.  Although the Company has not experienced any malpractice or product liability claims, an award for such damages could exceed the limits of its applicable insurance coverage.  Successful liability claims asserted against the Company, to the extent not covered by insurance, could affect the Company’s ability to operate profitably.  While management believes the Company’s current level of insurance is adequate, there can be no assurance of this.

21.   Segment Information

          The Company applies the disclosure provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  Effective April 1, 2003, the Company internally reorganized its operating structure and as a result the Company’s business units have been aggregated into three reportable operating segments: Lithotripsy, Orthotripsy and Sales and Service.  The factors for determining the reportable segments were based on the

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

21.   Segment Information (continued)

distinct nature of their operations.  They are disclosed as separate operating segments because these business units each have different marketing strategies due to differences in types of consumers, different market conditions and different capital requirements.  Asset information by segment, including capital expenditures, and net income beyond operating margins are not provided to the Company’s chief operating decision maker.  In fiscal 2003, the Company changed from one reportable segment to three reportable segments.  For all periods presented, the corresponding items of segment information have been reclassified to reflect this change.

          The Lithotripsy segment provides lithotripsy services to physicians and medical facilities.  The Orthotripsy segment provides non-invasive surgical solutions for a variety of orthopaedic conditions.  The Sales & Service segment represents sales and service of medical devices and related products.  The “Other” category includes corporate and the Company’s non-reportable segments.

          The Company primarily evaluates segment performance based on the income or loss before income taxes from its operating segments, which do not include unallocated corporate overhead and intersegment eliminations.

	For the Year Ended December 31, 2003
	(000’s omitted)

	Lithotripsy	Orthotripsy	Sales & Service	Other	Total

Net revenue from segment	$57,046	$18,813	$13,012	$4,797	$93,668
Less intersegment revenue	1,274	–	3,988	–	5,262

Total consolidated net revenues by segment	$55,772	$18,813	$9,024	$4,797	$88,406

Segment depreciation and amortization	$3,257	$1,730	$15	$255	$5,257
Plus unallocated depreciation and amortization					345

Total consolidated depreciation and amortization					$5,602

Equity in earnings of unconsolidated entities	$1,154	$(75)	$–	$–	$1,079

Segment income (loss) before income taxes	$15,188	$(719)	$629	$261	$15,359

Less unallocated corporate expenses					(6,874)

Total consolidated income before income taxes					$8,485

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

21.   Segment Information (continued)

	For the Year Ended December 31, 2002 (000’s omitted)

	Lithotripsy	Orthotripsy	Sales & Service	Other	Total

Net revenue from segment	$63,053	$11,703	$15,464	$866	$91,086
Less intersegment revenue	858	–	3,036	–	3,894

Total consolidated net revenues by segment	$62,195	$11,703	$12,428	$866	$87,192

Segment depreciation and amortization	$3,608	$1,361	$356	$65	$5,390
Plus unallocated depreciation and amortization					297

Total consolidated depreciation and amortization					$5,687

Equity in earnings of unconsolidated entities	$608	$–	$–	$–	$608

Segment income (loss) before income taxes	$20,778	$(1,498)	$812	$123	$20,215

Less unallocated corporate expenses					(6,181)

Total consolidated income before income taxes					$14,034

	For the Year Ended December 31, 2001 (000’s omitted)

	Lithotripsy	Orthotripsy	Sales & Service	Other	Total

Net revenue from segment	$29,560	$6,435	$10,683	$202	$46,880
Less intersegment revenue	1,119	-	1,879	-	2,998

Total consolidated net revenues by segment	$28,441	$6,435	$8,804	$202	$43,882

Segment depreciation and amortization	$3,139	$808	$54	$153	$4,154
Plus unallocated depreciation and amortization					242

Total consolidated depreciation and amortization					$4,396

Equity in earnings of unconsolidated entities	$194	$–	$–	$–	$194

Segment income before income taxes	$5,344	$2,501	$1,609	$8	$9,462
Less unallocated corporate expenses					(4,242)

Total consolidated income before income taxes					$5,220

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

22.  Quarterly Financial Data (unaudited)

          The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

Year ended December 31, 2003
	Three Months Ended

Quarters ended	March 31	June 30	Sept. 30	Dec. 31

	(000’s omitted, except per share amounts)
Net revenues	$20,888	$21,455	$22,963	$23,100

Cost of devices, service parts and consumables	4,260	4,553	5,074	4,301

Net income	$2,129	$698	$1,766	$668

Basic and diluted earnings per share:
Basic	$0.19	$0.06	$0.15	$0.06

Diluted	$0.18	$0.06	$0.15	$0.06

Year ended December 31, 2002
	Three Months Ended

Quarters ended	March 31	June 30	Sept. 30	Dec. 31

	(000’s omitted, except per share amounts)
Net revenues	$21,050	$22,777	$23,071	$20,294

Cost of devices, service parts and consumables	3,041	3,976	5,739	4,119

Net income	$1,538	$1,613	$3,774	$1,618

Basic and diluted earnings per share:
Basic	$0.14	$0.14	$0.34	$0.14

Diluted	$0.14	$0.14	$0.32	$0.14

          Certain quarterly amounts were reclassified to conform to year-end presentation.

23.  Subsequent Events

          On March 3, 2004, HealthTronics formed a wholly owned Swiss corporation, HealthTronics GmbH (“HTRN GmbH”).  On March 5, 2004, pursuant to the February 18, 2004 Sale and Purchase Agreement, the Company, through HTRN GmbH, purchased all of the issued and outstanding capital stock of HMT Holding AG (“HMT Holding”) for $1,000 and 800,000 shares of the Company’s common stock.  HMT Holding owns a 39.7% equity interest and a 72.4% voting interest in HMT High Medical Technologies AG, the Company’s

HealthTronics Surgical Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2003

23.  Subsequent Events (continued)

primary device supplier.

          On March 5, 2004 the Company amended and restated its primary bank term loan and line of credit facility.  The revised agreement provides for a $25.0 million line of credit, which is renewable every 90 days, matures on March 5, 2007 and is secured by certain accounts receivable, inventory and equipment and the Company’s equity interest in its subsidiaries and bears interest at the stated bank rate (3.35% at March 5, 2004).

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A:	Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures.

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003 of this Form 10-K (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us(including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)     Changes in Disclosure Controls and Procedures.

          Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

Part III

Item 10:	Directors and Executive Officers of the Registrant.

          Information about the directors of the Company is in “Election of Directors - Information Concerning the Nominees and the Incumbent Directors” of the Company’s 2004 Proxy Statement and is incorporated into this report by reference. Information about the executive officers of the Company is in “Executive Officers of the Company” of the Company’s 2004 Proxy Statement and is incorporated into this report by reference. Information about compliance with Section 16(a) of the Exchange Act of 1934, as amended, by the Company’s executive officers and directors, persons owning more than 10% of the Company’s common stock, and their affiliates who are required to comply with such reporting requirements, is in “Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2004 Proxy Statement, and is incorporated into this report by reference. Information about the audit committee under the heading “Audit” of the Company’s 2004 Proxy Statement is incorporated by reference into this report.

          The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct & Ethics. The Code of Business Conduct & Ethics is available on the Company’s website. In the event that we amend or waive any of the provisions of the Code of Business Conduct & Ethics applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on the Company’s website at www.healthtronics.com.

Item 11:	Executive Compensation.

          Information about director compensation is in “Election of Directors - Compensation of Directors” of the Company’s 2004 Proxy Statement, and information about executive compensation is in “Executive Compensation” in the Company’s 2004 Proxy Statement, all of which is incorporated into this report by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information about ownership of the Company’s common stock by certain persons is in “General Information about Voting - Principal Shareholders” and “Election of Directors - Security Ownership of Directors and Officers” of the Company’s 2004 Proxy Statement, all of which is incorporated into this report by reference.

Item 13:	Certain Relationships and Related Transactions.

          Information about certain transactions is in “Certain Relationships and Related Transactions” of the Company’s 2004 Proxy Statement, all of which is incorporated into this report by reference.

Item 14:	Principal Accountant Fees and Services.

          The information under the heading “Audit Fees and All Other Fees” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

Part IV

Item 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     1.     Financial Statements.

          The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Auditors are included in Part II, Item 8 of this report:

          2.     Financial Statement Schedule.

                  The following financial statement schedule is included in Part IV of this report:

Schedule II - Valuation and Qualifying Accounts and Reserves

	Balance Beginning of Period	Charged to Income	Deduction from Reserve	Other	Balance End of Period

	(000’s omitted)
Year Ended December 31, 2003:
Allowance for Doubtful Accounts	$1,264	515	–	(110)	$1,669

Income Tax Asset Valuation Allowance	$43,123	–	–	1,529	$44,652

Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$1,455	533	(398)	(326)	$1,264

Income Tax Asset Valuation Allowance	$45,866	–	–	(2,743)	$43,123

Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$701	491	–	263	$1,455

Income Tax Asset Valuation Allowance	$–	–	–	45,866	$45,866

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3.     Exhibits.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated December 11, 2001 by and among the Company, IHS and LGI, incorporated by reference to Exhibit 2.1 to Form 8-K dated December 26, 2001 (Reg. No. 000-30406)

2.2

Sale and Purchase Agreement regarding HMT Holding AG dated February 18, 2003 by and among the Company, HealthTronics GmbH and Dr. Andreas Baenziger, Norbert Brill, Thomas Fischer, Wilfred Thom and Roland Germann, incorporated by reference to Exhibit 2.1 to Form 8-K dated March 12, 2004 (Reg. No. 000-30406)

3.1

Amended Articles of Incorporation of HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

3.2	Restated Bylaws of HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

10.1	Entity Interest Agreement between HealthTronics, Inc. and USL, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.2

Distributorship Agreement between HealthTronics, Inc. and USL and amendments thereto, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3

Patent License Agreement dated June 3, 1995 between OssaTronics, Inc. and HMT High Medical Technologies GmbH along with amendments thereto, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (a)	Patent Purchase Agreement between VISSH Voennomedicinsky Institute and HMT, incorporated by reference to Exhibit 10.4 (a) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

Exhibit No.	Description

10.3 (b)

U.S. Patent Number 4,979,501 for a method and an apparatus for medical treatment of the pathological state of bones, incorporated by reference to Exhibit 10.4 (b) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (c)

Provisional Patent Application for the use of acoustic shock waves in the treatment of medical, dental and veterinary conditions, incorporated by reference to Exhibit 10.4 (c) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (d)

U.S. Patent Number 5,595,178 for a system and an apparatus for treatment of degenerative bone, incorporated by reference to Exhibit 10.4 (d) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (e)	Second Amendment to Patent License Agreement, incorporated by reference to Exhibit 10.4 (e) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.4

Distributorship and Manufacturing Agreements between HealthTronics and HMT for both the OssaTron(R) (11/22/94) and the LithoTron(R) (1/24/96) and amendments to both agreements dated March 1, 1996 and August 7, 1996, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.5	HealthTronics’ 401(k) plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.6

Agreement dated February 15, 1995 between OssaTronics, Inc., John Warlick, Argil Wheelock, MD, Karl-Heinz Restle and Scott A. Cochran, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.7	Manufacturing Agreement dated June 20, 1996 between HealthTronics and HMT, incorporated by reference to Exhibit 10.8 of Form SB-2 (Reg. No. 333-66977)

10.8	Employment Agreement with Ms. Beck, incorporated by reference to Exhibit 10.11 of Form SB-2 (Reg. No. 333-66977)*

* management contract or compensatory plan or arrangement

Exhibit No.	Description

10.9	Employment Agreement with Dr. Wheelock, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)*

10.10	Employment Agreement with Mr. McGahan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)*

10.11	Employment Agreement with Mr. Biderman, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)*

10.12

Credit Agreement between HealthTronics Surgical Services, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

10.12 (a)	Amended Credit Agreement dated March 5, 2004 by and among HealthTronics Surgical Services, Inc., SunTrust Bank and Regions Bank

10.13

Lease Agreement between HealthTronics, Inc. and Prucrow Industrial Properties, L.P. dated January 27, 2000, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2000 (Reg. No. 000-30406)

10.14

First Amendment to Lease Agreement dated December 30, 2002 between HealthTronics, Inc. and LIT PC, L.P., incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)

10.15

Second Amendment to Lease Agreement dated February 21, 2003 between HealthTronics Surgical Services, Inc. and LIT PC, L.P., incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)

10.16	Deferred Compensation Plan for HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)*

10.17	Amended and Restated Employment Agreement with Dr. Wheelock*

* management contract or compensatory plan or arrangement

Exhibit No.	Description

10.18	Amended and Restated Employment Agreement with Mr. McGahan*

10.19	Amended and Restated Employment Agreement with Mr. Biderman*

10.20	Employment Agreement with Dr. Bänziger*

10.20 (a)	First Amendment to Employment Agreement with Dr. Bänziger*

10.20 (b)	Second Amendment to Employment Agreement with Dr. Bänizger*

10.21	Deferred Compensation Plan for HealthTronics Surgical Services, Inc. adopted January 1, 2004*

21.1	Subsidiaries

23.1	Consent of Independent Auditors

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer

99.1	Letter from FDA dated 7/21/97 approving the PMA for the LithoTron(R) Lithotripsy System, subject to certain conditions, incorporated by reference to Exhibit 99.1 of Form SB-2 (Reg. No. 333-66977)

99.2

Letter from FDA dated 10/12/00 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave System, subject to certain conditions, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-KSB40 filed March 28, 2001 (Reg. No. 000-30406)

*  management contract or compensatory plan or arrangement

Exhibit No.	Description

99.3

Letter from FDA dated 3/14/03 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave System for the treatment of lateral epicondylitis or tennis elbow, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)

(b)     Reports on Form 8-K

During the fourth quarter of 2003, the Company filed the following current report on Form 8-K:

Date of Report	Description

November 10, 2003	Furnished text of press release reporting the Company’s financial results for the third quarter of 2003.

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

Argil J. Wheelock Chief Executive Officer

Dated: March 15, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

Signature		Title

/s/	Argil J. Wheelock	Chairman of the Board,
Chief Executive Officer
	Argil J. Wheelock	and Director
(Principal Executive Officer)

/s/	Martin J. McGahan	Chief Financial Officer
(Principal Financial Officer)
Martin J. McGahan

/s/	Victoria W. Beck	Chief Accounting Officer
(Principal Accounting Officer)
Victoria W. Beck

/s/	James R. Andrews	Director

James R. Andrews

/s/	Scott A. Cochran	Director

Scott A. Cochran

/s/	Donny R. Jackson	Director

Donny R. Jackson

/s/	Timothy J. Lindgren	Director

Timothy J. Lindgren

/s/	Russell H. Maddox	Director

Russell H. Maddox

Exhibit Index

2.1	Stock Purchase Agreement dated December 11, 2001 by and among the Company, IHS and LGI, incorporated by reference to Exhibit 2.1 to Form 8-K dated December 26, 2001 (Reg. No. 000-30406)

2.2

Sale and Purchase Agreement regarding HMT Holding AG dated February 18, 2003 by and among the Company, HealthTronics GmbH and Dr. Andreas Baenziger, Norbert Brill, Thomas Fischer, Wilfred Thom and Roland Germann, incorporated by reference to Exhibit 2.1 to Form 8-K dated March 12, 2004 (Reg. No. 000-30406)

3.1

Amended Articles of Incorporation of HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

3.2	Restated Bylaws of HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

10.1	Entity Interest Agreement between HealthTronics, Inc. and USL, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.2

Distributorship Agreement between HealthTronics, Inc. and USL and amendments thereto, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3

Patent License Agreement dated June 3, 1995 between OssaTronics, Inc. and HMT High Medical Technologies GmbH along with amendments thereto, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (a)	Patent Purchase Agreement between VISSH Voennomedicinsky Institute and HMT, incorporated by reference to Exhibit 10.4 (a) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (b)

U.S. Patent Number 4,979,501 for a method and an apparatus for medical treatment of the pathological state of bones, incorporated by reference to Exhibit 10.4 (b) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (c)

Provisional Patent Application for the use of acoustic shock waves in the treatment of medical, dental and veterinary conditions, incorporated by reference to Exhibit 10.4 (c) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (d)

U.S. Patent Number 5,595,178 for a system and an apparatus for treatment of degenerative bone, incorporated by reference to Exhibit 10.4 (d) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.3 (e)	Second Amendment to Patent License Agreement, incorporated by reference to Exhibit 10.4 (e) to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.4

Distributorship and Manufacturing Agreements between HealthTronics and HMT for both the OssaTron(R) (11/22/94) and the LithoTron(R) (1/24/96) and amendments to both agreements dated March 1, 1996 and August 7, 1996, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.5	HealthTronics’ 401(k) plan, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.6

Agreement dated February 15, 1995 between OssaTronics, Inc., John Warlick, Argil Wheelock, MD, Karl-Heinz Restle and Scott A. Cochran, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-66977)

10.7	Manufacturing Agreement dated June 20, 1996 between HealthTronics and HMT, incorporated by reference to Exhibit 10.8 of Form SB-2 (Reg. No. 333-66977)

10.8	Employment Agreement with Ms. Beck, incorporated by reference to Exhibit 10.11 of Form SB-2 (Reg. No. 333-66977)*

10.10	Employment Agreement with Dr. Wheelock, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)*

10.10	Employment Agreement with Mr. McGahan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)*

* management contract or compensatory plan or arrangement

10.11	Employment Agreement with Mr. Biderman, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)*

10.12

Credit Agreement between HealthTronics Surgical Services, Inc. and Bank of America, N.A., incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed April 1, 2002 (Reg. No. 000-30406)

10.12 (a)	Amended Credit Agreement dated March 5, 2004 by and among HealthTronics Surgical Services, Inc., SunTrust Bank and Regions Bank

10.13

Lease Agreement between HealthTronics, Inc. and Prucrow Industrial Properties, L.P. dated January 27, 2000, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2000 (Reg. No. 000-30406)

10.14

First Amendment to Lease Agreement dated December 30, 2002 between HealthTronics, Inc. and LIT PC, L.P., incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)

10.15

Second Amendment to Lease Agreement dated February 21, 2003 between HealthTronics Surgical Services, Inc. and LIT PC, L.P., incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)

10.16	Deferred Compensation Plan for HealthTronics Surgical Services, Inc., incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)*

10.17	Amended and Restated Employment Agreement with Dr. Wheelock*

10.18	Amended and Restated Employment Agreement with Mr. McGahan*

10.19	Amended and Restated Employment Agreement with Mr. Biderman*

10.20	Employment Agreement with Dr. Bänziger*

10.20 (a)	First Amendment to Employment Agreement with Dr. Bänziger*

10.20 (b)	Second Amendment to Employment Agreement with Dr. Bänizger*

*   management contract or compensatory plan or arrangement

10.21	Deferred Compensation Plan for HealthTronics Surgical Services, Inc. adopted January 1, 2004*

21.1	Subsidiaries

23.1	Consent of Independent Auditors

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer

99.1	Letter from FDA dated 7/21/97 approving the PMA for the LithoTron(R) Lithotripsy System, subject to certain conditions, incorporated by reference to Exhibit 99.1 of Form SB-2 (Reg. No. 333-66977)

99.2

Letter from FDA dated 10/12/00 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave System, subject to certain conditions, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-KSB40 filed March 28, 2001 (Reg. No. 000-30406)

99.3

Letter from FDA dated 3/14/03 approving the PMA for the OssaTron(R) Orthopaedic Extracorporeal Shock Wave System for the treatment of lateral epicondylitis or tennis elbow, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed March 26, 2003 (Reg. No. 000-30406)