Form 10-Q
period 2004-03-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2004-05-10
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

or

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

12,384,000 Shares of No Par Value Common Stock as of April 30, 2004

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1.     Financial Information

Item 1.    Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(000’s omitted)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,399	$9,040
Trade accounts receivable, less allowance for doubtful accounts of $1,743 and $1,669 at March 31, 2004 and December 31, 2003, respectively	15,831	14,484
Other receivables	706	—
Inventory	13,550	7,819
Prepaid expenses and other current assets	2,667	1,224
Deferred income taxes	800	774
Total current assets	43,953	33,341

Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	2,039	1,182
Medical devices placed in service	25,872	24,420
Office equipment, furniture and fixtures	1,895	1,646
Vehicles and accessories	3,605	3,604
	33,760	31,201
Less accumulated depreciation	(11,076)	(11,768)
Net property and equipment	22,684	19,433

Investments in unconsolidated entities	2,265	2,207
Goodwill	59,613	48,317
Other assets	3,333	3,585
Total assets	$131,848	$106,883

	March 31, 2004	December 31, 2003
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$6,375	$5,035
Income taxes payable	1,517	1,605
Other accrued expenses	9,840	5,507
Deferred profit on service contracts	542	375
Short-term borrowings	22,054	11,714
Current portion of capital lease obligations	278	281
Current portion of long-term debt	1,227	5,906
Total current liabilities	41,833	30,423

Deferred profit on medical device sales to related parties (subject to debt guarantees)	256	248
Noncurrent deferred income taxes	623	669
Capital lease obligations, less current portion	362	409
Long-term debt, less current portion	9,382	4,718
Minority interest in consolidated subsidiaries	30,309	28,085
Other liabilities	3,237	1,953
Total liabilities	86,002	66,505

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000 shares at March 31, 2004 and December 31, 2003; Issued – 12,386 and 11,639 shares at March 31, 2004 and December 31, 2003, respectively; Outstanding – 12,384 and 11,584 at March 31, 2004 and December 31, 2003, respectively	24,120	19,034
Accumulated other comprehensive expense	—	(32)
Retained earnings	21,726	21,376
Total shareholders’ equity	45,846	40,378
Total liabilities and shareholders’ equity	$131,848	$106,883

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(000’s omitted except per share information)

	Three months ended March 31,
	2004	2003

Net revenue	$23,740	$20,888
Cost of devices, service parts and consumables	4,974	4,260
Salaries, general and administrative expenses	11,351	9,580
Depreciation and amortization	1,562	1,380
	5,853	5,668
Equity in earnings of unconsolidated entities	329	259
Partnership distributions from cost basis investments	202	118
Gain on sale of partnership investment interest	245	2,075
Gain on sale of fixed assets	147	5
Interest expense	(588)	(533)
Interest income	15	35
Income before minority interest and income taxes	6,203	7,627
Minority interest of consolidated subsidiaries	(5,549)	(4,129)
Income before income taxes	654	3,498
Provision for income taxes	(304)	(1,369)
Net income	$350	$2,129
Income per common share:
Basic	$0.03	$0.19
Diluted	$0.03	$0.18
Weighted average common shares outstanding:
Basic	11,814	11,328
Diluted	11,836	11,542

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(000’s omitted)

	Three months ended March 31,
	2004	2003

Operating activities
Net income	$350	$2,129
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net change in fair value of interest rate swap	32	53
Depreciation and amortization	1,562	1,380
Amortization of loan costs	504	71
Provision for doubtful accounts	25	50
Deferred profit on service contracts	175	465
Deferred income taxes	(72)	—
Equity in earnings of unconsolidated partnerships, net of dividends	(58)	52
Minority interest in subsidiaries, net of distributions to minority interests	530	(724)
Gain on sale of subsidiary and investment interest	(246)	(2,075)
Gain on sale of fixed assets	(147)	(5)
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	1,617	346
Other receivables	304	115
Inventory	(1,403)	(199)
Prepaid expenses and other assets	(546)	38
Trade accounts payable	(1,195)	(257)
Income taxes payable	221	(1,468)
Accrued expenses and other liabilities	(1,560)	(849)
Net cash provided by (used in) operating activities	$93	$(878)

	Three months ended March 31,
	2004	2003

Investing activities
Purchases of property and equipment, net of businesses acquired	$(1,205)	$(1,664)
Proceeds from sales of investment interest	845	3,670
Proceeds from sale of property and equipment	262	77
Acquisition of businesses, net of cash acquired	341	(33)
Net cash provided by investing activities	243	2,050

Financing activities
Proceeds from issuance of common stock	—	526
Proceeds from issuance of long-term debt	1,772	—
Principal payments on long-term debt and capital leases	(2,563)	(8,161)
Proceeds from issuance of short-term borrowings	4,591	—
Principal payments on short-term borrowings	(2,777)	(1,000)
Net cash provided by (used in) financing activities	1,023	(8,635)

Net increase (decrease) in cash and cash equivalents	1,359	(7,463)
Cash and cash equivalents at beginning of period	9,040	16,808
Cash and cash equivalents at end of period	$10,399	$9,345

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

In the opinion of HealthTronics management, the accompanying consolidated financial statements include all the necessary adjustments (consisting of normal recurring adjustments) for a fair presentation of its consolidated financial position and results of operations for the interim periods presented.  The information presented in these financial statements was prepared in conformity with accounting principles generally accepted in the United States for interim financial information and instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Preparation of these interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The interim results may not be indicative of the results that may be expected for the year.

Certain prior year balances have been reclassified to conform to the 2004 presentation.

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

For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer’s destination and customer acceptance.

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

Inventory

Inventory is carried at the lower of historical cost (first-in, first-out) or market and consists of medical devices, spare parts, assemblies and consumables.

Consolidation and Partnership Investments

Historically, the Company has made a number of investments in various entities including general and limited partnerships.  The majority of these investments are consolidated based upon the Company’s ability to exercise control.  The remaining investments are recorded using the cost or equity method of accounting, depending upon the Company’s ability to exercise significant influence over the operating and financial policies of the partnership.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.  The Company does not have any significant variable interests in a VIE and the Company does not consolidate any VIEs.

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

	Three months ended March 31,
	2004	2003

Net income — as reported	$350	$2,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(366)	(165)
Net (loss) income — pro forma	$(16)	$1,964

Earnings per share — as reported:
Basic	$0.03	$0.19
Diluted	$0.03	$0.18
Earnings per share — pro forma:
Basic	$0.00	$0.17
Diluted	$0.00	$0.17

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

Long-Lived Assets

The Company has recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  The Company reviews long-lived assets, including identifiable intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.

Other Comprehensive Income or Expense

Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualified as cash flow hedges and matured on February 12, 2004.  These hedges were highly effective and, thus, the change in fair values for the three months ended March 31, 2004 and 2003 are reported as other comprehensive income of $32,000 and $53,000, respectively.

3.             Description of Business

HealthTronics Surgical Services, Inc. (the “Company”) was incorporated in the state of Georgia in 1995.  On July 21, 1997, the Company received FDA approval to market the LithoTron®, a kidney lithotripsy device manufactured by HMT High Medical Technologies AG (“HMT”).  On October 12, 2000, the Company received FDA approval to market the OssaTron®, an HMT manufactured orthopaedic shock wave medical device, for treatment of chronic plantar fasciitis.  On March 13, 2003, HealthTronics also received FDA approval to market the OssaTron® for treatment of chronic lateral epicondylitis. The Company is currently establishing additional test sites for OssaTron FDA clinical trials for additional applications.

In October 2000, with the FDA approval of the OssaTron the Company began establishing orthopaedic partnerships for the purpose of purchasing, owning and operating OssaTron devices. HealthTronics contributed certain capital to partnerships and offered equity interests to third parties.  As sole general partner, through its subsidiary, HT Orthotripsy Management Company, LLC, the Company maintains control and, therefore, consolidates the second tier orthopaedic partnerships.  The Company has equity interests in these partnerships ranging from 5% to 100%.

The Company operates under the terms of distribution agreements with HMT that grant the Company the exclusive right to use, sell and lease the OssaTron and related devices and parts in the United States, Canada and Mexico.  On March 5, 2004, the Company purchased the outstanding capital stock of HMT Holding AG (“HMT Holding”) which holds a 72.4% voting interest and a 39.7% financial interest in HMT.

It is the Company’s intent to generate revenues from four sources: 1) fees for clinical services provided by consolidated subsidiaries; 2) recurring revenues from sales of consumable products and maintenance of equipment; 3) sales of medical devices including related accessories; and 4) management, leasing and licensing fees.  The Company also generates gains from sales of partnership investment interests.

In December 2001, the Company purchased 100% of the outstanding stock of Litho Group, Inc. (“LGI”) for $42,500,000 in cash.  Through its various 100% subsidiaries, LGI is the sole general partner of several separate second and third tier lithotripsy partnerships with equity interests ranging from 15% to 100%, operating in the northern, eastern and southern United States.  As sole general partner, LGI consolidates the second and third tier partnerships. The Company is also general partner or managing partner in various separate lithotripsy partnerships, which it controls and, therefore, consolidates.

The accompanying consolidated financial statements include the accounts of each of the Company’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

4.             Business Acquisitions and Dispositions

On March 5, 2004, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding capital shares of HMT Holding, a Swiss company, from its five individual shareholders for $1,000 and 800,000 of the Company’s shares valued at $5,091,000.  The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by HMT Holding and upon the value of certain licenses, patents and manufacturing rights to medical devices. The fair value of the Company’s common stock issued to acquire all of HMT Holding’s outstanding common stock was determined based on the average market price of the Company’s common stock over the periods just prior to and following the date of the acquisition agreement, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12.  HMT Holding owns 72.4% of the voting shares and 39.7% of the financial interest shares of HMT, the primary supplier of the medical devices sold by the Company.  HMT consolidates its Swiss manufacturing operations and its wholly owned distributorships in Japan, Germany and the United States of America.  The Company, through its voting share interest, has the ability to exercise control over the operating and financial policies of HMT and its subsidiaries and therefore, the Company has consolidated the financial position and results of operations of HMT.  The Company has consolidated the operations of HMT Holding and its subsidiaries since the date of acquisition as part of the Company’s manufacturing sales and service reporting unit and business segment.  The Company also contributed approximately $1,550,000 to HMT Holding which HMT Holding used to repay its bank debt.

The total estimated purchase price of the acquisition has been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values.  These allocations are subject to change pending the completion of the final analysis of the total purchase price and the fair values of the assets acquired and the liabilities assumed.  The impact of any of these changes could be material.

The table below represents pro forma financial information for the three months ended March 31, 2004 and 2003 as if HMT Holding had been acquired on January 1, 2004 and 2003, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries
Pro Forma Combined Condensed Statements of Income
FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

	AS REPORTED	PRO FORMA COMBINED
	(000’s omitted except per share amounts)
Net revenues	$23,740	$26,212
Income before income taxes	$654	$619
Net income	$350	$331
Income per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

	AS REPORTED	PRO FORMA COMBINED
	(000’s omitted except per share amounts)
Net revenues	$20,888	$24,529
Income before income taxes	$3,498	$3,392
Net income	$2,129	$2,072
Income per common share:
Basic	$0.19	$0.18
Diluted	$0.18	$0.18

As a result of the March 5, 2004 business combination with HMT Holding, the Company has begun to establish a restructuring plan whereby it will consolidate certain of its administrative, sales and distribution activities.  This may require the closing of certain facilities and the relocation or termination of certain employees employed in such activities acquired at March 5, 2004.  The Company has accrued approximately $4,500,000 as a liability assumed in purchase of HMT Holding representing its best estimate to date of these costs.  The Company is in the process of finalizing its estimates of the related costs which are expected to impact the final aggregate purchase price.

5.             Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	March 31, 2004	December 31, 2003
	(000’s omitted)

Medical devices / other equipment	$8,590	$5,994
Spare parts and assemblies	3,588	738
Consumables	1,372	1,087
	$13,550	$7,819

6.             Gain on Sale of Subsidiary and Investment Interest

The Company sold partnership investment interests in certain limited partnerships and recognized gains of $245,000 and $2,075,000 for the three months ended March 31, 2004 and 2003, respectively.  The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.

7.             Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”) that matured on February 12, 2004.  The total notional amount of swap agreements was $0 and $12,600,000 at March 31, 2004 and December 31, 2003, respectively. The swaps effectively converted a portion of the Company’s floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on interest expense.  This fixed rate was 3.2525% plus the applicable percentage (2.25% and 2.50% during the first quarter of 2004 and 2003, respectively). The swaps qualified as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004.  The Company believes that its hedges were effective with changes in fair value to be reported in other comprehensive income. As of March 31, 2004 and December 31, 2003, the market value of the derivatives was a liability of approximately $0 and $32,000, respectively, which is included on the accompanying balance sheet.  The change in fair values for the three months ended March 31, 2004 and 2003 is reported as other comprehensive income of approximately $32,000 and $53,000, respectively.

The counterparty to the interest rate swap agreements was a major commercial bank.  The Company was exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.

8.             Comprehensive Income

The components of comprehensive income are as follows for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(000’s omitted)

Net income	$350	$2,129
Net change in fair value of interest rate swap	32	53
Comprehensive income	$382	$2,182

9.             Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2004	2003

Numerator: Net income	$350	$2,129
Weighted average shares outstanding	11,814	11,328
Effect of dilutive securities:
Stock options	22	214
Denominator for diluted earnings per share	11,836	11,542
Basic earnings per share	$0.03	$0.19
Diluted earnings per share	$0.03	$0.18

10.           Segment Information

The Company applies the disclosure provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.  Effective April 1, 2003, the Company internally reorganized its operating structure and as a result the Company’s business units have been aggregated into three reportable operating segments: Lithotripsy; Orthopaedics; and Manufacturing, Sales and Service.  The factors for determining the reportable segments were based on the distinct nature of their operations.  They are disclosed as separate operating segments because these business units each have different marketing strategies due to differences in types of consumers, different market conditions and different capital requirements.  Asset information by segment, including capital expenditures, and net income beyond operating margins are not provided to the Company’s chief operating decision maker.  In fiscal 2003, the Company changed from one reportable segment to three reportable segments.  For all periods presented, the corresponding items of segment information have been reclassified to conform to the current presentation.

The Lithotripsy segment provides lithotripsy services to physicians and medical facilities.  The Orthopaedics segment provides non-invasive surgical solutions for a variety of orthopaedic conditions.  The Manufacturing, Sales and Service segment represents manufacturing, sales and service of medical devices and related products.  The “Other” category includes the Company’s non-reportable segments.

The Company primarily evaluates segment performance based on the income or loss before income taxes from its operating segments, which do not include unallocated corporate overhead and intersegment eliminations.

For the Three Months Ended March 31, 2004 (Unaudited)
(000’s omitted)

	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$14,438	$4,184	$5,059	$1,897	$25,578
Less intersegment revenue	353	—	1,485	—	1,838
Total consolidated net revenues by segment	$14,085	$4,184	$3,574	$1,897	$23,740

Segment depreciation and amortization	$856	$448	$88	$142	$1,534
Plus unallocated depreciation and amortization					28
Total consolidated depreciation and amortization					$1,562

Equity in earnings of unconsolidated entities	$329	$—	$—	$—	$329

Segment income (loss) before income taxes	$1,987	$(534)	$62	$285	$1,800
Less unallocated corporate expenses and intersegment eliminations					(1,146)
Total consolidated income before income taxes					$654

For the Three Months Ended March 31, 2003 (Unaudited)
(000’s omitted)

	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$13,539	$4,136	$3,024	$1,186	$21,885
Less intersegment revenue	249	—	748	—	997
Total consolidated net revenues by segment	$13,290	$4,136	$2,276	$1,186	$20,888

Segment depreciation and amortization	$835	$406	$4	$50	$1,295
Plus unallocated depreciation and amortization					85
Total consolidated depreciation and amortization					$1,380

Equity in earnings of unconsolidated entities	$259	$—	$—	$—	$259

Segment income (loss) before income taxes	$4,728	$(113)	$93	$64	$4,772
Less unallocated corporate expenses and intersegment eliminations					(1,274)
Total consolidated income before income taxes					$3,498

11.           Line of Credit

On March 5, 2004 the Company amended and restated its primary bank term loan and line of credit facility (“New Facility”).  The revised agreement provides for a $25.0 million line of credit, which is renewable every 90 days and matures on March 5, 2007.  The New Facility is secured by certain accounts receivable, inventory and equipment and the Company’s equity interest in its subsidiaries and bears interest at the stated bank rate (3.34% at March 31, 2004).  At March 31, 2004 there was $19,500,000 outstanding under the New Facility.

12.           Subsequent Events

As of March 31, 2004, the Company through its wholly owned subsidiary, HT Lithotripsy Management Company, LLC, owned 30% of Tenn-Ga Stone Group Three (“Tenn-Ga III”), a Tennessee general partnership.  On April 1, 2004, the Company increased its ownership interest in Tenn-Ga III from 30% to 97% for $967,800.  In conjunction with this acquisition, Tenn-Ga III purchased all of the partnership interests in NGST, Inc. (“NGST”) a Tennessee limited liability company, for $1,116,000.  The Company’s CEO owned approximately 9% of NGST prior to the Company’s acquisition of NGST.

The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the company purchased.  The Company financed the acquisitions under its current bank financing arrangement.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA clinical trials and application for approval of High-Intensity Focused Ultrasound (“HIFU”); and difficulty in managing the Company’s growth.  Additional factors that might cause such a difference, include, but are not limited to the items identified under the caption “Risk Factors” in Item 1 of the Company’s

Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent documents filed by HealthTronics Surgical Services with the Securities and Exchange Commission

Overview

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing minimally invasive surgical procedures in the urologic and orthopaedic markets, including lithotripsy and orthopaedic extracorporeal shock wave surgery.  We were formed in December 1995 and began offering lithotripsy services in mid-1997.  In October 2000, we received FDA approval to market an orthopaedic extracorporeal shock wave surgery device, the OssaTron, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations.  As a result of our recent acquisition of controlling interest of HMT High Medical Technologies AG, we also develop and manufacture minimally-invasive medical devices.

Our services are provided principally through limited partnerships or other entities that we manage which use lithotripsy devices or OssaTron orthopaedic shock wave devices.  Many of these partnerships were formed by us, and we have retained an equity interest ranging from 5% to 100% while selling any remaining interests primarily to physicians.  We generally retain the sole managing interest in the entities and manage their daily operations.  We also provide equipment maintenance services to some of the partnerships and supply them with various consumables used in lithotripsy and orthopaedic extracorporeal shock wave surgery procedures.  To date we have expanded our operations by securing additional facility contracts in our existing partnerships, forming partnerships in new geographic markets and acquiring interests in partnerships from third parties, and we expect to continue to do so in the future.

As a result of the control we exert over certain entities by virtue of our sole managing interest, management contract and otherwise, for financial reporting purposes we consolidate the results of operations of certain partnerships with our own even though we own less than all (and in many cases less than 50%) of their outstanding equity interests.  We reflect the equity of third party partners in the partnerships’ results of operations in our consolidated statements of income and on our consolidated balance sheet as minority interest.

In other instances, we do not control partnerships or other entities in which we have ownership interests.  We account for our interests in these entities either on the equity or cost basis, depending on the degree of influence we exert over the entity.

We recognize revenue in our consolidated statements of income from the following four principal sources:

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

•      Equipment and parts sales to third parties.  We generate revenue from the sale of shock wave devices and parts to third parties.

•      Providing partnership management, leasing and licensing services.  We generate revenue from managing lithotripsy and cryosurgical partnerships and by entering into leasing or licensing arrangements with third parties.

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

We are dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third party payors.  While the reimbursement status of lithotripsy is well established, orthopaedic extracorporeal shock wave surgery is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this treatment are still developing.  Reimbursement for transurethral microwave therapy (“TUMT”) of benign prostatic hyperplasia (“BPH”) is currently established and favorable for in-office treatments. Cryosurgery for prostate cancer is a hospital-based procedure and reimbursement is established but was recently adjusted by Medicare to exclude certain pass-through charges. Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy or by decisions made regarding the reimbursement status of orthopaedic extracorporeal shock wave surgery.

Results of Consolidated Operations

Revenues for the first three months of 2004 totaled $23.7 million, up 13.4% from $20.9 million for the first three months of 2003.  Lithotripsy revenue for the first quarter of 2004 was $14.1 million compared to $13.3 million in the first quarter of 2003, a 6.0% increase.  Consolidated lithotripsy procedures for the first quarter of 2004 increased 8.6% over the first quarter of 2003.  We anticipate that our lithotripsy business will remain strong and continue to generate good cash flow for the Company.

Our orthopaedic business demonstrated moderate growth in revenues year over year.  In what remains a challenging reimbursement climate, we performed 1,694 orthopaedic procedures during the first three months of 2004 compared to 1,693 procedures performed in the first three months of 2003; however, revenues for the orthopaedic business in the first quarter of 2004 increased 2.4% to $4.2 million from $4.1 million in the same period of 2003.  We continue to make progress in training physicians and educating insurance companies.

Revenue from the equipment sales and service division was $3.6 million for the first quarter of 2004 compared to $2.3 million for the first quarter of 2003, an increase of 56.5%.   The growth was due, in part, to our acquisition of HMT.

As our Company has grown, our salaries, general and administrative expenses have increased year over year from $9.6 million for the first quarter of 2003 to $11.4 million for the first quarter of 2004.  The expansion of our orthopaedic business and the acquisition of HMT Holding are primarily responsible for the 18.8% increase.

Our depreciation and amortization expense increased 14.3% from $1.4 million during the first quarter of 2003 to $1.6 million during the first quarter of 2004 as a result of the addition of several cryosurgical devices consolidated upon the acquisition of certain cryosurgical partnerships in the last three quarters of 2003.

Our business strategy is to partner with physicians and healthcare providers in each of our local markets. Often we will sell equity interest in our partnerships to these strategic partners. In 2003, we commenced planned sales of portions of equity in certain lithotripsy partnerships in LGI. As a result, gains on sale of subsidiary and investment interest in 2003 were $4.5 million, of which $2.1 million was in the first quarter. We anticipate that equity sales will continue throughout 2004, although not at the levels of previous years. In the first quarter of 2004, gains on sale decreased to $0.2 million.

Our subsidiary partners’ equity in the current year net income is represented by the minority interest in consolidated subsidiaries.  This minority interest will grow in total as we continue to sell interest in our subsidiaries.  Our partners’ minority interest in consolidated subsidiaries grew from $4.1 million in the first quarter of 2003 to $5.5 million in the first quarter of 2004, an increase of 34.1%.

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

Inventory

We are required to state our inventories at the lower of cost or market.  Our inventories include medical devices, parts for servicing the medical equipment and consumables for the medical equipment.  We continually evaluate the inventory for excess and obsolescence. At this time we believe that no inventory reserve is required to reduce the carrying value of our inventory to its net realizable value.  However, if the demand for our products were to decline we might be required to establish such reserves.

Long-Lived Assets

We have recorded property, plant and equipment and intangible assets at cost less accumulated depreciation and amortization.  The determination of useful lives and whether or not these assets are impaired involves significant judgment.  We review long-lived assets, including identifiable intangible assets whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.  Goodwill is subject to annual testing for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.  Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.  We do not have any significant variable interests in a VIE and we do not consolidate any VIEs.

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities.  In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility.  Concurrent with the acquisition of the controlling interest in HMT AG, we amended and restated the $50,000,000 credit facility to a $25,000,000 credit facility.  At March 31, 2004 and December 31, 2003, we had approximately $19,500,000 and $17,737,000, respectively, outstanding under the credit facility plus additional debt of approximately $13,803,000 and $5,291,000, respectively, primarily at the subsidiary level.  Under the new $25,000,000 credit facility $5,500,000 was available at March 31, 2004.  Debt at the subsidiary level is typically related to 1) financing needs of our foreign operations and 2) equipment purchased and operated by our US subsidiaries and is secured by that equipment.  Cash and cash equivalents increased from $9,040,000 at December 31, 2003 to $10,399,000 at March 31, 2004.

Net cash provided by operating activities for the three months ended March 31, 2004 was $93,000 compared to $878,000 used in operating activities for the three months ended March 31, 2003.  This change was primarily the result of improved accounts receivable collections and the timing of distributions from subsidiaries and income tax payments offset by a decrease in after tax net income.  Net cash provided by investing activities was $243,000 for the three months ended March 31, 2004 compared to $2,050,000 for the three months ended March 31, 2003.  The change is due primarily to a decrease in proceeds from the sale of partnership investment interests.  Net cash provided by financing activities aggregated $1,023,000 in the three months ended March 31, 2004 as compared to net cash used in financing activities of $8,635,000 for the three months ended March 31, 2003 and consisted primarily of an increase in borrowings and a decrease in payments made.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $1,205,000 in the three months ended March 31, 2004.  We currently estimate that our capital expenditures will aggregate approximately $4,000,000 to $5,000,000 for the year ended December 31, 2004 and will be used to purchase additional medical devices for partnerships.  We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs.  Accordingly, it is possible that our capital expenditures in 2004 could be higher than anticipated.   We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2004.

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt.  Although there can be no assurances that interest rates will not change significantly,

we do not expect changes in interest rates to have a material effect on income or cash flows in 2004.  As of March 31, 2004 and December 31, 2003, our corporate-level fixed-rate debt was $0 and $12,600,000, respectively, and our corresponding corporate-level variable-rate debt was $19,500,000 and $5,100,000, respectively.  Based on our variable-rate debt at March 31, 2004 and December 31, 2003, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $195,000 and $51,000, respectively.

In order to protect us from interest rate volatility, effective February 12, 2002, we entered into two two-year interest rate swap agreements (“the swaps”) that matured on February 12, 2004.  The total notional amount of swap agreements was $0 and $12,600,000 at March 31, 2004 and December 31, 2003, respectively. The swaps effectively converted a portion of our floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on interest expense.  This fixed rate was 3.2525% plus the applicable percentage (2.25% and 2.50% during the first quarter of 2004 and 2003, respectively). The swaps qualified as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004.  We believe that our hedges were effective with changes in fair value to be reported in other comprehensive income. As of March 31, 2004 and December 31, 2003, the market value of the derivatives was a liability of approximately $0 and $32,000, respectively, which is included on the accompanying balance sheet.  The change in fair values for the three months ended March 31, 2004 and 2003 is reported as other comprehensive income of approximately $32,000 and $53,000, respectively.

The counterparty to the interest rate swap agreements was a major commercial bank.  We were exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.

Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements.  As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties.  Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA clinical trials and application for approval of HIFU; and difficulty in managing the Company’s growth.  Additional factors that might cause such a difference, include, but are not limited to those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and the items identified under the caption “Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3.                    Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosure of Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures provide reasonable assurances that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 12a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

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

Item 2.                    Changes in Securities and Use of Proceeds

The Company issued 800,000 shares of its common stock on March 5, 2004 in exchange for all of the shares of HMT Holding AG which gave the Company controlling interest in HMT

High Medical Technologies AG.  This transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933.

Item 6.                    Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1         Distribution Agreement between HT Prostate Therapy Management Company, LLC, EDAP TMS, S.A., EDAP S.A. and Technomed Medical Systems, S.A. dated February 5, 2004 (portions of this agreement have been omitted and marked confidential [*****] and filed separately with the Commission)

31.1         Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1         Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

During the first quarter of 2004, the Company filed the following current reports on Form 8-K:

Date of Report	Description

February 2, 2004	Furnished presentation slides of an investor presentation

February 23, 2004	Furnished text of press release announcing an agreement to purchase HMT Holding AG

March 9, 2004	Furnished text of press release reporting the Company’s financial results for the fourth quarter and full year 2004

March 12, 2004	Announced acquisition of HMT Holding AG, which holds a 72.4% voting interest in HMT High Medical Technologies AG

March 23, 2004	Furnished presentation slides of an investor presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck

Victoria W. Beck
Chief Accounting Officer

Date:	May 7, 2004

Exhibit Index

Exhibit No.	Description

10.1

Distribution Agreement between HT Prostate Therapy Management Company, LLC, EDAP TMS, S.A., EDAP S.A. and Technomed Medical Systems, S.A. dated February 5, 2004 (portions of this agreement have been omitted and marked confidential [*****] and filed separately with the Commission)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer