Form 10-Q
period 2004-06-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2004-08-09
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

or

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

Yes ☒] No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

12,397,000 Shares of No Par Value Common Stock as of July 31, 2004

HEALTHTRONICS SURGICAL SERVICES, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Part 1. Financial Information

Item 1. Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(000’s omitted)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,746	$9,040
Trade accounts receivable, less allowance for doubtful accounts of $1,685 and $1,669 at June 30, 2004 and December 31, 2003, respectively	17,075	14,484
Other receivables	1,310	—
Inventory	11,828	7,819
Prepaid expenses and other current assets	2,618	1,224
Deferred income taxes	800	774

Total current assets	42,377	33,341
Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	2,368	1,182
Medical devices placed in service	25,246	24,420
Office equipment, furniture and fixtures	1,806	1,646
Vehicles and accessories	3,809	3,604

	33,578	31,201
Less accumulated depreciation	(12,495)	(11,768)

Net property and equipment	21,083	19,433
Investments in unconsolidated entities	936	2,207
Goodwill	67,323	48,317
Other assets	3,462	3,585

Total assets	$135,181	$106,883

	June 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$7,376	$5,035
Income taxes payable	1,960	1,605
Other accrued expenses	13,517	5,507
Deferred profit on medical devices and service contracts	1,618	375
Short-term borrowings	22,273	11,714
Current portion of capital lease obligations	278	281
Current portion of long-term debt	1,889	5,906

Total current liabilities	48,911	30,423
Deferred profit on medical device sales to related parties (subject to debt guarantees)	256	248
Noncurrent deferred income taxes	623	669
Capital lease obligations, less current portion	316	409
Long-term debt, less current portion	8,264	4,718
Minority interest in consolidated subsidiaries	27,849	28,085
Other liabilities	2,824	1,953

Total liabilities	89,043	66,505
Shareholders’ equity:
Common stock - no par value, voting:
Authorized - 30,000 shares at June 30, 2004 and December 31, 2003; Issued - 12,396 and 11,639 shares at June 30, 2004 and December 31, 2003, respectively; Outstanding - 12,394 and 11,584 at June 30, 2004 and December 31, 2003, respectively	24,187	19,034
Accumulated other comprehensive expense	—	(32)
Retained earnings	21,951	21,376

Total shareholders’ equity	46,138	40,378

Total liabilities and shareholders’ equity	$135,181	$106,883

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(000’s omitted except per share information)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenue	$25,334	$21,455	$49,074	$42,343
Cost of devices, service parts and consumables	4,933	4,553	9,906	8,813
Salaries, general and administrative expenses	13,066	9,792	24,417	19,372
Depreciation and amortization	1,498	1,424	3,060	2,804

	5,837	5,686	11,691	11,354
Equity in earnings of unconsolidated partnerships	160	221	489	479
Partnership distributions from cost based investments	174	160	376	278
Gain on sale of investment interest	10	142	255	2,216
Gain on sale of property and equipment	94	9	240	15
Interest expense	(518)	(511)	(1,106)	(1,044)
Interest income	94	40	109	75

Income before minority interest and income taxes	5,851	5,747	12,054	13,373
Minority interest	(4,999)	(4,600)	(10,549)	(8,729)

Income before income taxes	852	1,147	1,505	4,644
Provision for income taxes	(626)	(449)	(930)	(1,817)

Net income	$226	$698	$575	$2,827

Income per common share:
Basic	$0.02	$0.06	$0.05	$0.25

Diluted	$0.02	$0.06	$0.05	$0.24

Weighted average common shares outstanding:
Basic	12,386	11,539	12,100	11,434

Diluted	12,470	11,842	12,143	11,715

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(000’s omitted)

	Six months ended June 30,
	2004	2003
Operating activities
Net income	$575	$2,827
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	32	121
Depreciation and amortization	3,060	2,804
Amortization of loan costs	436	142
Provision for doubtful accounts	33	44
Deferred income taxes	131	(268)
Deferred profit on medical device sales and service contracts	663	518
Equity in earnings of unconsolidated partnerships, net of distributions	638	479
Minority interest in subsidiaries, net of distributions to minority interests	(1,149)	(606)
Gain on sale of investment interest	(255)	(2,216)
Gain on sale of property and equipment	(240)	(15)
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	812	1,147
Other receivables	(300)	411
Inventory	(183)	(1,025)
Prepaid expenses and other assets	(1,361)	(50)
Trade accounts payable	(1,811)	(40)
Income taxes payable	355	(1,871)
Accrued expenses and other liabilities	(1,345)	(1,207)

Net cash provided by operating activities	$91	$1,195

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(000’s omitted)

	Six months ended June 30,
	2004	2003
Investing activities
Purchases of property and equipment, net of businesses acquired	$(2,901)	$(3,479)
Proceeds from sale of property and equipment	830	636
Proceeds from sale of investment interest	888	3,958
Acquisition of partnership interest, net of distributions	—	(764)
Acquisition of businesses, net of cash acquired	(1,478)	(3,923)

Net cash used in investing activities	(2,661)	(3,572)

Financing activities
Proceeds from issuance of common stock	67	769
Proceeds from issuance of long-term debt	4,654	524
Principal payments on long-term debt and capital leases	(11,214)	(9,845)
Proceeds from issuance of short-term borrowings	27,146	4,300
Principal payments on short-term borrowings	(18,377)	(1,300)

Net cash provided by (used in) financing activities	2,276	(5,552)

Net decrease in cash and cash equivalents	(294)	(7,929)
Cash and cash equivalents at beginning of period	9,040	16,808

Cash and cash equivalents at end of period	$8,746	$8,879

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

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

Net revenue includes treatment fees for medical procedures in the clinical setting. Treatment revenue is primarily “wholesale” or “retail”. Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retail revenue, when third party payors are billed directly for medical facility and technical fees, is recorded at the time services are rendered. These third party billings may or may not be contractual. In determining net revenue, adjustments that reduce retail treatment revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made. The Company has certain negotiated agreements with third party payors that provide for payments to the Company or its subsidiaries. These payment arrangements may be based upon negotiated rates or per diem payments. Revenues are reported at the estimated net realizable amounts from medical facilities, contracted and non-contracted third party payors and individual patients for services rendered.

For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer’s destination and customer acceptance.

We may sell medical devices to certain entities in which we have an interest and may have guaranteed a portion of the long-term obligations related to such purchases. We eliminate profits on such transactions where the purchaser is a consolidated subsidiary of ours. A pro rata portion of the profit representing our percentage of ownership will be deferred on sales to unconsolidated subsidiaries where we have accounted for our investment interest using the equity or cost basis methods of accounting (depending on our ability to exercise significant influence over the operating and financial policies of the joint venture.)

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

The Company is unable to realize the benefit of net losses of foreign subsidiaries resulting in a tax rate in excess of the statutory rate.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(000’s omitted except per share information)
Net income — as reported	$226	$698	$575	$2,827
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(377)	(194)	(743)	(359)

Net income — pro forma	$(151)	$504	$(168)	$2,468

Earnings per share — as reported:
Basic	$0.02	$0.06	$0.05	$0.25
Diluted	$0.02	$0.06	$0.05	$0.24
Earnings (loss) per share — pro forma:
Basic	$(0.01)	$0.04	$(0.01)	$0.22
Diluted	$(0.01)	$0.04	$(0.01)	$0.21

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

Other Comprehensive Income or Expense

Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualified as cash flow hedges and matured on February 12, 2004. These hedges were highly effective and, thus, the change in fair values for the three and six months ended June 30, 2004 are reported as other comprehensive income of $0 and $32,000, respectively, and for the three and six months ended June 30, 2003 are reported as other comprehensive income of $68,000 and $121,000, respectively.

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

4. Business Acquisitions and Dispositions

On April 1, 2004, the Company increased its ownership interest in Tenn-Ga Stone Group Three (“Tenn-Ga III”), a Tennessee general partnership, from 30% to 97% for $967,800. Prior to this acquisition, Tenn-Ga III was included in the Company’s consolidated operations based on the Company’s ability to exercise control. In conjunction with this acquisition, Tenn-Ga III purchased all of the outstanding capital stock in NGST, Inc. (“NGST”), a Tennessee corporation, for $1,116,000. In connection with this transaction, the Company purchased approximately 9% of NGST from the Company’s chief executive officer. Tenn-Ga III and NGST collectively own a 75% interest in Tenn-Ga Stone Group Two (“Tenn-Ga II”), a Tennessee general partnership. The Company’s purchase of an additional 67% of Tenn-Ga III and indirect purchase of 100% of NGST increased the Company’s indirect ownership of Tenn-Ga II from 11% to 73%. As a result of the above transactions, the Company has consolidated the operations of NGST and Tenn-Ga II since April 1, 2004 as part of the Company’s Lithotripsy reporting and business segment.

The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by the company purchased. The Board of Directors of HealthTronics, independent of the Company’s CEO, approved the final purchase price of NGST. The Company financed the acquisitions under its current bank financing arrangement.

On March 5, 2004, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding capital shares of HMT Holding, a Swiss company, from its five individual shareholders for $1,000 and 800,000 of the Company’s shares valued at $5,091,000. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by HMT Holding and upon the value of certain licenses, patents and manufacturing rights to medical devices. The fair value of the Company’s common stock issued to acquire all of HMT Holding’s outstanding common stock was determined based on the average market price of the Company’s common stock just prior to and following the date of the acquisition agreement, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12. HMT Holding owns 72.4% of the voting shares and 39.7% of the financial interest shares of HMT, the primary supplier of the medical devices sold by the Company. HMT consolidates its Swiss manufacturing operations and its wholly owned distributorships in Japan, Germany and the United States of America. The Company, through its voting share interest, has the ability to exercise control over the operating and financial policies of HMT and its subsidiaries and therefore, the Company has consolidated the financial position and results of operations of HMT. The Company has consolidated the operations of HMT Holding and its subsidiaries since the date of acquisition as part of the Company’s manufacturing sales and service reporting unit and business segment. The Company also contributed approximately $1,550,000 to HMT Holding which HMT Holding used to repay its bank debt.

The estimated purchase prices of the above acquisitions, have been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values. These allocations are subject to change pending the completion of the final analyses of the fair value of certain of its acquired assets including, but not limited to evaluating licenses, patents, contracts and manufacturing rights to medical devices in order to finalize its purchase price allocations. Based on the results of these evaluations, the preliminary purchase price allocations may be subject to change.

The table below represents pro forma financial information for the six months ended June 30, 2004 and 2003 as if the above acquisitions had occurred on January 1, 2004 and 2003, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries

Pro Forma Combined Condensed Statements of Income

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

	AS REPORTED	PRO FORMA COMBINED
	(000’s omitted except per share amounts)
Net revenues	$49,074	$54,448

Income before income taxes	$1,505	$1,670

Net income	$575	$680

Income per common share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

HealthTronics Surgical Services, Inc. and Subsidiaries

Pro Forma Combined Condensed Statements of Income

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	AS REPORTED	PRO FORMA COMBINED
	(000’s omitted except per share amounts)
Net revenues	$42,343	$57,535

Income before income taxes	$4,644	$4,739

Net income	$2,827	$2,890

Income per common share:
Basic	$0.25	$0.25

Diluted	$0.24	$0.25

As a result of the March 5, 2004 business combination with HMT Holding, the Company has established a restructuring plan whereby it will consolidate certain of its administrative, sales and distribution activities. The plan requires the closing or relocation of certain facilities and the relocation or termination of certain employees employed in such activities acquired at March 5, 2004. The Company has accrued approximately $8,192,000 as a liability assumed in purchase of HMT Holding representing its best estimate to date of these costs. The Company is in the process of finalizing its estimates of the related costs which are expected to impact the final aggregate purchase price.

On June 11, 2004, the Company executed a definitive Agreement and Plan of Merger with Prime Medical Services, Inc. (“Prime”). Under the terms of that agreement, Prime stockholders will receive one share of the Company common stock for each share of Prime common stock. If the merger is approved, Prime’s stockholders will own approximately 62% of the shares of HealthTronics common stock, and Prime’s directors and senior management will represent a majority of the combined company’s directors and senior management; therefore Prime will be deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

5. Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	June 30, 2004	December 31, 2003
	(000’s omitted)
Medical devices / other equipment	$6,579	$5,994
Spare parts and assemblies	3,859	738
Consumables	1,390	1,087

	$11,828	$7,819

6. Gain on Sale of Subsidiary and Investment Interest

The Company sold a portion of the partnership interests of certain limited partnerships and recognized gains of $10,000 and $255,000 for the three and six months ended June 30, 2004, respectively and $142,000 and $2,216,000 for the three and six months ended June 30, 2003, respectively. The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest.

7. Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”) that matured on February 12, 2004. The total notional amount of swap agreements was $0 and $12,600,000 at June 30, 2004 and December 31, 2003. The swaps effectively converted a portion of the Company’s floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on interest expense. This fixed rate was 3.2525% plus the applicable percentage (2.0% during the second quarter of 2003). The swaps qualified as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004. The Company believes that its hedges were effective with changes in fair value to be reported in other comprehensive income. As of June 30, 2004 and December 31, 2003, the market value of the derivatives was a liability of approximately $0 and $32,000, respectively, which is included on the accompanying balance sheet. The change in fair values for the three and six months ended June 30, 2004 are reported as other comprehensive income of $0 and $32,000, respectively, and for the three and six months ended June 30, 2003 are reported as other comprehensive income of $68,000 and $121,000, respectively.

The counterparty to the interest rate swap agreements was a major commercial bank. The Company was exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.

8. Comprehensive Income

The components of comprehensive income are as follows for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(000’s omitted)
Net income	$226	$698	$575	$2,827
Net change in fair value of interest rate swap	—	68	32	121

Comprehensive income	$226	$766	$607	$2,948

9. Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(000’s omitted except per share amounts)
Numerator: Net income	$226	$698	$575	$2,827

Weighted average shares outstanding	12,386	11,539	12,100	11,434
Effect of dilutive securities:
Stock options	84	303	43	281

Denominator for diluted earnings per share	12,470	11,842	12,143	11,715

Basic earnings per share	$0.02	$0.06	$0.05	$0.25

Diluted earnings per share	$0.02	$0.06	$0.05	$0.24

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

	For the Three Months Ended June 30, 2004
	(Unaudited)
	(000’s omitted)
	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$15,054	$4,559	$7,754	$1,836	$29,203
Less intersegment revenue	386	—	3,483	—	3,869

Total consolidated net revenues by segment	$14,668	$4,559	$4,271	$1,836	$25,334

Segment depreciation and amortization	$816	$460	$32	$164	$1,472

Plus unallocated depreciation and amortization					26

Total consolidated depreciation and amortization					$1,498

Equity in earnings of unconsolidated entities	$160	$—	$—	$—	$160

Segment income (loss) before income taxes	$2,672	$(99)	$(350)	$3	$2,226

Less unallocated corporate expenses and intersegment eliminations					(1,374)

Total consolidated income before income taxes					$852

	For the Three Months Ended June 30, 2003

	(Unaudited)
	(000’s omitted)

	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$14,002	$4,463	$3,018	$1,099	$22,582
Less intersegment revenue	301	–	826	–	1,127

Total consolidated net revenues by segment	$13,701	$4,463	$2,192	$1,099	$21,455

Segment depreciation and amortization	$854	$437	$4	$37	$1,332

Plus unallocated depreciation and amortization					92

Total consolidated depreciation and amortization					$1,424

Equity in earnings of unconsolidated entities	$221	$—	$—	$—	$221

Segment income (loss) before income taxes	$2,654	$(130)	$47	$31	$2,602

Less unallocated corporate expenses and intersegment eliminations					(1,455)

Total consolidated income before income taxes					$1,147

	For the Six Months Ended June 30, 2004

	(Unaudited)
	(000’s omitted)

	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$29,492	$8,743	$12,813	$3,733	$54,781
Less intersegment revenue	739	–	4,968	–	5,707

Total consolidated net revenues by segment	$28,753	$8,743	$7,845	$3,733	$49,074

Segment depreciation and amortization	$1,672	$908	$120	$306	$3,006

Plus unallocated depreciation and amortization					54

Total consolidated depreciation and amortization					$3,060

Equity in earnings of unconsolidated entities	$489	$—	$—	$—	$489

Segment income (loss) before income taxes	$4,659	$(633)	$(288)	$288	$4,026

Less unallocated corporate expenses and intersegment eliminations					(2,521)

Total consolidated income before income taxes					$1,505

	For the Six Months Ended June 30, 2003

	(Unaudited)
	(000’s omitted)

	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$27,541	$8,599	$6,042	$2,285	$44,467
Less intersegment revenue	550	–	1,574	–	2,124

Total consolidated net revenues by segment	$26,991	$8,599	$4,468	$2,285	$42,343

Segment depreciation and amortization	$1,689	$843	$8	$87	$2,627

Plus unallocated depreciation and amortization					177

Total consolidated depreciation and amortization					$2,804

Equity in earnings of unconsolidated entities	$479	$—	$—	$—	$479

Segment income (loss) before income taxes	$7,382	$(243)	$140	$95	$7,374

Less unallocated corporate expenses and intersegment eliminations					(2,730)

Total consolidated income before income taxes					$4,644

11. Line of Credit

On March 5, 2004 the Company amended and restated its primary bank term loan and line of credit facility (“New Facility”). The revised agreement provides for a $25,000,000 line of credit, which is renewable every 90 days and matures on March 5, 2007. The Company typically pays interest on a monthly basis on all outstanding balances on the New Facility. The New Facility is secured by certain accounts receivable, inventory and equipment and the Company’s equity interest in its subsidiaries and bears interest at the stated bank rate (3.59% at June 30, 2004). At June 30, 2004 there was $18,500,000 outstanding under the New Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA clinical trials and application for approval of High-Intensity Focused Ultrasound (“HIFU”); difficulty integrating Prime Medical Services, Inc. into the Company on an efficient basis; and difficulty in managing the Company’s growth. Additional factors that might cause such a difference, include, but are not limited to the items identified under the caption “Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent documents filed by HealthTronics Surgical Services with the Securities and Exchange Commission

Overview

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing minimally invasive surgical procedures in the urologic and orthopaedic markets, including lithotripsy and orthopaedic extracorporeal shock wave surgery (“ESWS”). We were formed in December 1995 and began offering lithotripsy services in mid-1997. In October 2000, we received FDA approval to market an orthopaedic ESWS device, the OssaTron, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations. As a result of our recent acquisition of controlling interest of HMT High Medical Technologies AG, we also develop and manufacture minimally invasive medical devices.

Our services are provided principally through limited partnerships or other entities that we manage which use lithotripsy devices or OssaTron orthopaedic shock wave devices. Many of these partnerships were formed by us, and we have retained equity interests in such partnerships ranging from 5% to 100% while selling any remaining interests primarily to physicians. We generally retain the sole managing interest in the entities and manage their daily operations. We also provide equipment maintenance services to some of the partnerships and supply them with various consumables used in lithotripsy and orthopaedic ESWS procedures. To date we have expanded our operations by securing additional facility contracts in our existing partnerships, forming partnerships in new geographic markets and acquiring interests in partnerships from third parties, and we expect to continue to do so in the future.

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

We recognize revenue in our consolidated statements of income from the following four principal sources:

•	Fees for clinical services provided by the Company or partnerships. A substantial majority of our consolidated revenues is derived from technical fees relating to treatments performed using our equipment and related services. We bill for these fees under two different models. Under the “wholesale” billing model, we charge a fee to the hospital or surgery center at which the treatment is performed. Our fee might be a set fee per procedure, a set fee per month based on a specified number of days of service at the facility per month, or a set percentage of revenue derived. Under the “retail” billing model, we charge the patient’s insurer, HMO or other responsible party, and we pay a fee to the health care facility for access to its premises. Under either model, the professional fee payable to the physician performing the procedure is generally billed and collected by the physician. The billing and collection cycle for wholesale fees is typically significantly shorter than for retail fees, although the gross margin for retail billing is moderately higher than for wholesale billing.

•	Technical services, equipment maintenance and sale of consumables to affiliated and unaffiliated third parties. We charge fees to third parties who own or operate lithotripsy and orthopaedic shock wave surgical devices for equipment maintenance, technical support and related services. We also sell a variety of consumables used in lithotripsy, orthopaedic ESWS, transurethral microwave therapy and cryosurgery procedures to unaffiliated third parties.

•	Equipment and parts sales to third parties. We generate revenue from the sale of shock wave devices and parts to third parties.

•	Providing partnership management, leasing and licensing services. We generate revenue from managing lithotripsy, orthopaedic shock wave surgery and cryosurgical partnerships and by entering into leasing or licensing arrangements with third parties.

We measure results in each of our areas in part based upon the number of procedures performed. The number of total kidney stone procedures in the United States should grow slightly with the aging population. Growth for the Company in lithotripsy procedures will come from new facility contracts in existing partnerships and the acquisition or affiliation of partners or partnerships. Procedures performed with the OssaTron for orthopaedic conditions have significant potential for growth as many patients currently are treated with invasive surgery or continue to suffer pain without receiving treatment. The Company believes procedures for chronic plantar fasciitis and chronic lateral epicondylitis will continue to grow as the modality is accepted by patients, physicians and third party payors. Procedures for treatment of benign prostatic hyperplasia (a benign enlargement of the prostate causing difficulty in urination) have potential for growth due to the aging population and the fact that many patients currently are treated with drugs or other alternative treatments. The number of procedures for cryosurgical treatment of prostate and other cancers should increase during the year, but such growth will be tempered by the slow process of educating and training physicians on the treatment.

We are dependent, both directly in the case of “retail” billing and indirectly in the case of “wholesale” billing, on the reimbursement policies of governmental and private third party payors. While the reimbursement status of lithotripsy is well established, orthopaedic

ESWS is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this treatment are still developing. Reimbursement for transurethral microwave therapy (“TUMT”) of benign prostatic hyperplasia (a benign enlargement of the prostate causing difficulty in urination) (“BPH”) is currently established and favorable for in-office treatments. Cryosurgery for prostate cancer is a hospital-based procedure and reimbursement is established but was recently adjusted by Medicare to exclude certain pass-through charges. Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy, TUMT, cryosurgery of the prostate or by decisions made regarding the reimbursement status of orthopaedic ESWS.

Recent Developments

On June 11, 2004, we executed a definitive Agreement and Plan of Merger with Prime Medical Services, Inc. (“Prime”). Under the terms of that agreement, Prime stockholders will receive one share of HealthTronics common stock for each share of Prime common stock. If the merger is approved, Prime’s stockholders will own approximately 62% of the shares of our common stock, and Prime’s directors and senior management will represent a majority of the combined company’s directors and senior management; therefore Prime will be deemed to be the acquiring company for accounting purposes and the merger will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

Results of Consolidated Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues for the second quarter of 2004 totaled $25.3 million, up 17.7% from $21.5 million for the same period of 2003. Lithotripsy revenue for the second quarter of 2004 was $14.7 million compared to $13.7 million in the second quarter of 2003, a 7.3% increase. Consolidated lithotripsy procedures for the second quarter of 2004 increased 10.8% over the second quarter of 2003. We anticipate that our lithotripsy business will remain strong and continue to generate good cash flow for the Company. Lithotripsy procedures increased more than revenues for the second quarter of 2004 compared to the second quarter of 2003 due to a change in the payor mix. For the second quarter of 2004, approximately 79% of the lithotripsy procedures were wholesale while 21% were retail. For the second quarter of 2003, approximately 71% of the lithotripsy procedures were wholesale while only 29% were retail. Since wholesale procedures generally carry a lower reimbursement per procedure, the shifting payor mix caused revenues to grow less quickly than procedure volume.

Our orthopaedic business demonstrated moderate growth in revenues year over year. In what remains a challenging reimbursement climate, we performed 1,978 orthopaedic procedures during the second three months of 2004 compared to 1,967 procedures performed in the second three months of 2003, and revenues for the orthopaedic business in the second quarter of 2004 increased 2.2% to $4.6 million from $4.5 million in the same period of 2003. We continue to make progress in training physicians and educating insurance companies.

Our prostate treatment business showed solid growth year over year. Revenues for the second quarter of 2004 rose 63.6% to $1.8 million from the $1.1 million in the second quarter of 2003. We performed 1,030 procedures on either benign or cancerous prostate conditions during the second quarter of 2004, an increase of 27.8% over the 806 procedures performed during the comparable quarter of 2003. The revenue growth can be attributed to two main factors: an increase in Medicare reimbursement for BPH treatments and the larger growth of our cryosurgery procedures, which have a higher average reimbursement.

Revenue from the equipment sales and service division was $4.3 million for the second quarter of 2004 compared to $2.2 million for the second quarter of 2003, an increase of 95.5%. The growth was primarily due to our acquisition of HMT.

As our Company has grown, our salaries, general and administrative expenses have increased year over year from $9.8 million for the second quarter of 2003 to $13.1 million for the second quarter of 2004. The acquisition of HMT Holding is primarily responsible for the 33.7% increase.

Our depreciation and amortization expense increased 7.1% from $1.4 million during the second quarter of 2003 to $1.5 million during the second quarter of 2004 primarily as a result of the addition of equipment by certain cryosurgical partnerships.

Our business strategy is to partner with physicians and healthcare providers in each of our local markets. Often we will sell equity interest in our partnerships to these strategic partners. In 2003, we commenced planned sales of portions of equity in certain lithotripsy partnerships in LGI. As a result, gains on sale of subsidiary and investment interest in 2003 were $4.5 million, of which $0.1 million was in the second quarter. We anticipate that equity sales will continue throughout 2004, although not at the levels of previous years. In the second quarter of 2004, gains on sale decreased to $10,000.

Our subsidiary partners’ equity in the current year net income is represented by the minority interest in consolidated subsidiaries. Our partners’ minority interest in consolidated subsidiaries grew from $4.6 million in the second quarter of 2003 to $5.0 million in the second quarter of 2004, an increase of 8.7%. This increase was due to new acquisitions and sales of portions of equity in certain lithotripsy partnerships.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues for the first six months of 2004 totaled $49.1 million, up 16.1% from $42.3 million for the same period of 2003. Lithotripsy revenue for the first six months of 2004 was $28.8 million compared to $27.0 million in the first six months of 2003, a 6.7% increase. Consolidated lithotripsy procedures for the first half of 2004 increased 9.8% over the first half of 2003. We anticipate that our lithotripsy business will remain strong and continue to generate good cash flow for the Company. Lithotripsy procedures increased more than revenues for the first half of 2004 compared to the first half of 2003 due to a change in the payor mix. For the first six months of 2004, approximately 77% of the lithotripsy procedures were wholesale while 23% were retail. For the first six months of 2003, approximately 71% of the lithotripsy procedures were wholesale while only 29% were retail. Since wholesale procedures generally carry a lower reimbursement per procedure, the shifting payor mix caused revenues to grow less quickly than procedure volume.

Our orthopaedic business demonstrated moderate growth in revenues year over year. In what remains a challenging reimbursement climate, we performed 3,868 orthopaedic procedures during the first half of 2004 compared to 3,730 procedures performed in the same period of 2003, and revenues for the orthopaedic business in the first six months of 2004 increased 1.2% to $8.7 million from $8.6 million in the first six months of 2003. We continue to make progress in training physicians and educating insurance companies.

Our prostate treatment business showed solid growth year over year. Revenues for the first six months of 2004 rose 60.9%, to $3.7 million from $2.3 million for the first six months of 2003. We performed 2,151 procedures on either benign or cancerous prostate conditions during the first half of 2004, an increase of 28.6% over the 1,672 procedures performed during the same period of 2003. The revenue growth can be attributed to two main factors: an increase in Medicare reimbursement for BPH treatments and the larger growth of our cryosurgery procedures, which have a higher average reimbursement.

Revenue from the equipment sales and service division was $7.8 million for the first six months of 2004 compared to $4.5 million for the first six months of 2003, an increase of 73.3%. The growth was primarily due to our acquisition of HMT.

As our Company has grown, our salaries, general and administrative expenses have increased year over year from $19.4 million for the first half of 2003 to $24.4 million for the first half of 2004. The expansion of our orthopaedic business and the acquisition of HMT Holding are primarily responsible for the 25.8% increase.

Our depreciation and amortization expense increased 10.7% from $2.8 million during the first six months of 2003 to $3.1 million during the first six months of 2004 primarily as a result of the addition of equipment by certain cryosurgical partnerships.

Our business strategy is to partner with physicians and healthcare providers in each of our local markets. Often we will sell equity interest in our partnerships to these strategic partners. In 2003, we commenced planned sales of portions of equity in certain lithotripsy partnerships in LGI. As a result, gains on sale of subsidiary and investment interest in 2003 were $4.5 million, of which $2.2 million was in the first six months. We anticipate that equity sales will continue throughout 2004, although not at the levels of previous years. In the first six months of 2004, gains on sale decreased to $255,000.

Our subsidiary partners’ equity in the current year net income is represented by the minority interest in consolidated subsidiaries. This minority interest will grow in total as we continue to sell interest in our subsidiaries. Our partners’ minority interest in consolidated subsidiaries grew from $8.7 million in the first half of 2003 to $10.5 million in the first half of 2004, an increase of 20.7%. This increase was due to new acquisitions and sales of portions of equity in certain lithotripsy partnerships.

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

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

Net revenue includes treatment fees for medical devices in the clinical setting. Treatment revenue is primarily “wholesale” or “retail”. Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retail revenue, generated when we bill third party payors for medical facility and technical fees, is recorded at the time services are rendered. These third party billings may or may not be contractual. In determining net revenue adjustments which reduce retail treatment revenue from established contractual or estimated non-contractual billing rates to amounts estimated to be reimbursable are recognized in the period the services are rendered. Differences in estimates recorded and final settlements are reported during the period final settlements are made.

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

Revenue is recognized upon delivery at the customer’s destination and customer acceptance for sales of medical devices to unaffiliated entities.

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

Inventory

We are required to state our inventories at the lower of cost or market. Our inventories include medical devices, parts for servicing the medical equipment, assemblies and consumables for the medical equipment. We continually evaluate the inventory for excess and obsolescence. At this time we believe that no inventory reserve is required to reduce the carrying value of our inventory to its net realizable value. However, if the demand for our products were to decline we might be required to establish such reserves.

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

We are unable to realize the benefit of net losses of our foreign subsidiaries resulting in a tax rate in excess of the statutory rate.

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

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities. In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility. Concurrent with the acquisition of the controlling interest in HMT AG, we amended and restated the $50,000,000 credit facility to a $25,000,000 credit facility (“New Facility”). The revised credit agreement provides for a $25,000,000 line of credit, which is renewable every 90 days and matures on March 5, 2007. The Company typically pays interest on a monthly basis on all balances on the New Facility. At June 30, 2004 and December 31, 2003, we had approximately $18,500,000 and $17,737,000, respectively, outstanding under the credit facility plus additional debt of approximately $14,520,000 and $5,291,000, respectively, primarily at the subsidiary level. Under the new $25,000,000 credit facility, $6,500,000 was available at June 30, 2004. Debt at the subsidiary level is typically related to 1) financing needs of our foreign operations and 2) equipment purchased and operated by our U.S. subsidiaries and is secured by that equipment. Cash and cash equivalents decreased from $9,040,000 at December 31, 2003 to $8,746,000 at June 30, 2004.

Net cash provided by operating activities for the six months ended June 30, 2004 was $91,000 compared to $1,195,000 provided by operating activities for the six months ended June 30, 2003. This overall decrease is due to a decrease in after-tax net income driven largely by the smaller gain on sale of investment in 2004 as compared to 2003. In 2003, we resyndicated certain lithotripsy partnerships by selling some of our investment interest to other parties. In 2004, we used cash for additional loan costs and deferred compensation, which increased cash used for other assets. The decrease in cash used for accounts payable in 2004 was a direct result of the timing of inventory purchases from third parties. Net cash used in investing activities was $2,661,000 for the six months ended June 30, 2004 compared to $3,572,000 for the six months ended June 30, 2003. The change is due primarily to the decrease in proceeds from the Company’s resyndication efforts in several lithotripsy partnerships from 2003 and due to less cash used in the acquisition of businesses. Net cash provided by financing activities aggregated $2,276,000 in the six months ended June 30, 2004 as compared to net cash used in financing activities of $5,552,000 for the six months ended June 30, 2003 and consisted primarily of an increase in borrowings and a decrease in payments made.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $2,901,000 in the six months ended June 30, 2004. We currently estimate that our capital expenditures will aggregate approximately $4,000,000 to $5,000,000 for the year ended December 31, 2004 and will be used to purchase additional medical devices for partnerships. We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs. Accordingly, it is possible that our capital expenditures in 2004 could be higher than anticipated. We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2004.

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in

2004. As of June 30, 2004 and December 31, 2003, our corporate-level fixed-rate debt was $0 and $12,600,000, respectively, and our corresponding corporate-level variable-rate debt was $18,500,000 and $5,100,000, respectively. Based on our variable-rate debt at June 30, 2004 and December 31, 2003, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $185,000 and $51,000, respectively.

In order to protect us from interest rate volatility, effective February 12, 2002, we entered into two two-year interest rate swap agreements (“the swaps”) that matured on February 12, 2004. The total notional amount of swap agreements was $0 and $12,600,000 at June 30, 2004 and December 31, 2003, respectively. The swaps effectively converted a portion of our floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on interest expense. This fixed rate was 3.2525% plus the applicable percentage (2.0% during the second quarter of 2003). The swaps qualified as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004. We believe that our hedges were effective with changes in fair value to be reported in other comprehensive income. As of June 30, 2004 and December 31, 2003, the market value of the derivatives was a liability of approximately $0 and $32,000, respectively, which is included on the accompanying balance sheet. The change in fair values for the three and six months ended June 30, 2004 are reported as other comprehensive income of $0 and $32,000, respectively, and for the three and six months ended June 30, 2003 are reported as other comprehensive income of $68,000 and $121,000, respectively.

The counterparty to the interest rate swap agreements was a major commercial bank. We were exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.

Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of HealthTronics Surgical Services to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are: inability to establish or maintain relationships with physicians and hospitals; health care regulatory developments that prevent certain transactions with health care professionals or facilities; inability of the Company or health care providers to obtain reimbursement for use of the Company’s current or future products; competition or technological change that impacts the market for the Company’s products; difficulty integrating HMT and realizing projected cost savings; unanticipated regulatory and clinical costs related to FDA clinical trials and application for approval of HIFU; difficulty integrating Prime Medical Services, Inc. into the Company on an efficient basis; and difficulty in managing the Company’s growth. Additional factors that might cause such a difference, include, but are not limited to those discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and the items identified under the caption “Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, a Consolidated Amended Class Action Complaint was filed on July 3, 2004 with the United States District Court, Northern District of Georgia, Atlanta Division, amending and consolidating several previously filed shareholder class action lawsuits alleging securities fraud. The plaintiffs in the suit are three individual shareholders, and the defendants are the Company and the following current and former directors and officers: Argil J. Wheelock, M.D., Ronald Gully, Martin McGahan, Victoria W. Beck, Roy S. Brown, John House, and Russell H. Maddox. The Consolidated Amended Class Action Complaint alleges fraudulent disclosures relating to the results of the clinical trial for the Company’s orthopaedic shock wave device, treatment revenue utilizing such device, insurance company reimbursement, medical device sales, and earnings projections. The plaintiffs seek unspecified compensatory damages and reasonable costs and expenses. The Company believes the claims alleged in the lawsuit are without merit. The Company has directors and officers liability insurance that provides coverage for this lawsuit. Given the early stage of the litigation, the Company is not in a position to determine any potential liability but it currently does not believe the lawsuit will have a significant financial impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

A. The annual meeting of shareholders was held on May 21, 2004.

B. The following directors were elected to the board of directors:

James R. Andrews

Andreas Baenziger

Scott A. Cochran

Donny R. Jackson

Timothy J. Lindgren

Russell H. Maddox

Martin J. McGahan

J. Richard Steadman

Argil J. Wheelock

C. The following matters were voted upon at the annual meeting:

		For	Against/Withheld	Abstain/Broker non-vote
1.	To elect the following directors to serve for the ensuing year:
	James R. Andrews	10,419,240	1,500	211,355
	Andreas Baenziger	10,584,353	1,500	46,242
	Scott A. Cochran	10,498,853	1,500	131,742
	Donny R. Jackson	10,498,253	1,500	132,342
	Timothy J. Lindgren	10,498,953	1,500	131,642
	Russell H. Maddox	10,419,185	1,500	211,410
	Martin J. McGahan	10,583,188	1,500	47,407
	J. Richard Steadman	10,497,028	1,500	133,567
	Argil J. Wheelock	10,471,808	1,500	158,787
2.	To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.	10,597,568	25,937	8,590
3.	To approve adoption of the Company’s 2004 Equity Incentive Plan and the reservation of 500,000 shares of common stock for issuance thereunder.	5,999,889	1,000,086	26,471

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Employment Agreement with Ms. Beck

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

During the second quarter of 2004, the Company filed the following current reports on Form 8-K:

Date of Report	Description

May 6, 2004	Furnished text of press release reporting the Company’s financial results for the first quarter of 2004

June 15, 2004	Furnished text of press release announcing that the Company had entered into a Definitive Agreement and Plan of Merger with Prime Medical Services, Inc.

June 15, 2004	Furnished text of Agreement and Plan of Merger between the Company and Prime Medical Services, Inc.; HealthTronics Surgical Services, Inc. Voting Agreement; and Prime Medical Services, Inc. Voting Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck
Victoria W. Beck Chief Accounting Officer

Date:	August 9, 2004

Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement with Ms. Beck

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer