Form 10-Q/A
period 2004-03-31
HEALTHTRONICS SURGICAL SERVICES INC
filed 2004-09-02
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Item 6. Exhibits

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck
Victoria W. Beck
Chief Accounting Officer

Date:	September 2, 2004

3

Exhibit Index

Exhibit No.	Description
10.1	Distribution Agreement between HT Prostate Therapy Management Company, LLC, EDAP TMS, S.A., EDAP S.A. and Technomed Medical Systems, S.A. dated February 5, 2004 (portions of this agreement have been omitted and marked confidential [*****] and filed separately with the Commission)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer