Form 10-Q
period 2004-09-30
HEALTHTRONICS SURGICAL SERVICES INC
filed 2004-11-08
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004

or

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

12,282,000 Shares of No Par Value Common Stock as of October 31, 2004

HEALTHTRONICS SURGICAL SERVICES, INC.

Part 1. Financial Information

Item 1. Financial Statements

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(000’s omitted)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,326	$9,040
Trade accounts receivable, less allowance for doubtful accounts of $1,637 and $1,264 at September 30, 2004 and December 31, 2003, respectively	16,460	14,484
Other receivables	1,377	—
Inventory	11,341	7,819
Prepaid expenses and other current assets	2,085	1,224
Deferred income taxes	569	774

Total current assets	41,158	33,341

Property and equipment, at cost:
Land	349	349
Building and leasehold improvements	2,333	1,182
Medical devices placed in service	25,887	24,420
Office equipment, furniture and fixtures	1,890	1,646
Vehicles and accessories	4,064	3,604

	34,523	31,201
Less accumulated depreciation	(14,149)	(11,768)

Net property and equipment	20,374	19,433

Investments in unconsolidated entities	517	2,207
Goodwill	66,401	48,317
Other assets	3,676	3,585

Total assets	$132,126	$106,883

	September 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$6,642	$5,035
Income taxes payable	1,787	1,605
Other accrued expenses	12,490	5,507
Deferred profit on service contracts	1,025	375
Short-term borrowings	23,233	11,714
Current portion of capital lease obligations	326	281
Current portion of long-term debt	2,001	5,906

Total current liabilities	47,504	30,423

Deferred profit on medical device sales to related parties (subject to debt guarantees)	256	248
Noncurrent deferred income taxes	270	669
Capital lease obligations, less current portion	683	409
Long-term debt, less current portion	8,232	4,718
Minority interest in consolidated subsidiaries	27,805	28,085
Other liabilities	2,606	1,953

Total liabilities	87,356	66,505

Shareholders’ equity:
Common stock – no par value, voting:
Authorized – 30,000 shares at September 30, 2004 and December 31, 2003; Issued – 12,277 and 11,639 shares at September 30, 2004 and December 31, 2003, respectively; Outstanding – 12,277 and 11,584 at September 30, 2004 and December 31, 2003, respectively	23,316	19,034
Accumulated other comprehensive expense	—	(32)
Retained earnings	21,454	21,376

Total shareholders’ equity	44,770	40,378

Total liabilities and shareholders’ equity	$132,126	$106,883

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(000’s omitted except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenue	$27,285	$22,963	$76,359	$65,306
Cost of devices, service parts and consumables	5,722	5,074	15,629	13,887
Salaries, general and administrative expenses	14,467	10,847	38,883	30,219
Depreciation and amortization	1,421	1,414	4,482	4,218
Gain on sale of subsidiary and investment interest	(3)	(2,129)	(258)	(4,344)

	5,678	7,757	17,623	21,326
Equity in earnings of unconsolidated partnerships	91	351	580	831
Partnership distributions from cost based investments	170	130	545	408
Gain (loss) on sale of property and equipment	(51)	358	189	372
Interest expense	(608)	(521)	(1,714)	(1,564)
Interest income	53	57	164	132

Income before minority interest and income taxes	5,333	8,132	17,387	21,505
Minority interest in consolidated subsidiaries	(6,064)	(5,233)	(16,613)	(13,962)

Income (loss) before income taxes	(731)	2,899	774	7,543
Benefit (provision) for income taxes	234	(1,133)	(696)	(2,950)

Net income (loss)	$(497)	$1,766	$78	$4,593

Income (loss) per common share:
Basic	$(0.04)	$0.15	$0.01	$0.40

Diluted	$(0.04)	$0.15	$0.01	$0.39

Weighted average common shares outstanding:
Basic	12,413	11,567	12,205	11,479

Diluted	12,413	11,764	12,265	11,744

See accompanying notes.

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(000’s omitted)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income	$78	$4,593
Adjustments to reconcile net income to cash provided by operating activities:
Net change in fair value of interest rate swap	32	206
Depreciation and amortization	4,482	4,218
Amortization of loan costs	496	196
Provision for doubtful accounts	66	110
Deferred profit on medical device sales and service contracts	70	479
Deferred income taxes	9	(398)
Equity in earnings of unconsolidated partnerships, net of dividends	(241)	(51)
Minority interest in subsidiaries, net of distributions to minority interests	(286)	(2,055)
Net gain on sale of subsidiary and investment interest	(258)	(4,344)
Net gain on sale of property and equipment	(189)	(372)
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	1,394	(874)
Other receivables	(367)	675
Inventory	(169)	(1,887)
Prepaid expenses and other assets	(1,458)	254
Trade accounts payable	(2,545)	(420)
Income taxes payable	182	(706)
Accrued expenses and other liabilities	(1,112)	694

Net cash provided by operating activities	$184	$318

HealthTronics Surgical Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

(000’s omitted)

	Nine months ended September 30,
	2004	2003
Investing activities
Purchases of property and equipment, net of businesses acquired	$(3,739)	$(4,206)
Proceeds from sales of investment interest	946	13,948
Proceeds from sale of property and equipment	721	1,091
Acquisition of partnership interest	(13)	(461)
Acquisition of businesses, net of cash acquired	(1,687)	(5,057)

Net cash (used in) provided by investing activities	(3,772)	5,315

Financing activities
Proceeds from issuance of common stock	210	1,895
Proceeds from issuance of long-term debt	5,223	3,824
Principal payments on long-term debt and capital leases	(11,288)	(19,847)
Proceeds from issuance of short-term borrowings	29,661	4,300
Principal payments on short-term borrowings	(19,932)	(3,300)

Net cash provided by (used in) financing activities	3,874	(13,128)

Net increase (decrease) in cash and cash equivalents	286	(7,495)
Cash and cash equivalents at beginning of period	9,040	16,808

Cash and cash equivalents at end of period	$9,326	$9,313

See accompanying notes.

1.	Basis of Presentation

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

Revenue Recognition, Gain Recognition and Allowance for Doubtful Accounts

Net revenue includes treatment fees for medical procedures in the clinical setting. Treatment revenue is primarily “wholesale” or “retail”. Wholesale revenue is generated primarily from fixed fee contracts with various medical facilities and is recorded in the month the related treatments are performed. Retail revenue, which results from directly billing third party payors for medical facility and technical fees, is recorded at the time services are rendered. These third party billings may or may not be contractual. We record a contractual allowance representing the difference between our established billing rates and the estimated amounts to be received from various payors in accordance with the provisions of the AICPA Audit and Accounting Guide – Health Care Organizations.

For new procedures such as the orthopaedic shock wave therapy, we record revenue and the estimated contractual allowance at the time this elective procedure is performed based upon: (1) our verification of payment and coverage of this elective procedure, prior to the performance of the procedure, for the patient with the appropriate payor; and (2) our established payment history for each payor. Differences in estimates recorded and final settlements are reported during the period final settlements are made. The Company has certain negotiated agreements with third party payors that provide for payments to the Company or its subsidiaries. These payment arrangements may be based upon negotiated rates or per diem payments. Revenues are reported at the estimated net realizable amounts from medical facilities, contracted and non-contracted third party payors and individual patients for services rendered.

For sales of medical devices to unaffiliated entities, revenue is recognized upon delivery at the customer’s destination and customer acceptance.

We may sell medical devices to certain entities in which we have an interest and may have guaranteed a portion of the long-term obligations related to such purchases. We eliminate profits on such transactions where the purchaser is a consolidated subsidiary of ours. A pro rata portion of the profit representing our percentage ownership will be deferred on sales to unconsolidated subsidiaries where we have accounted for our investment interest using the equity or cost basis methods of accounting (depending on our ability to exercise significant influence over the operating and financial policies of the joint venture).

Revenue generated from service contracts is recognized ratably over the life of the related contract.

The gain on the sale of subsidiary and investment interest is the difference between the sale proceeds and HealthTronics’ carrying value of the subsidiary or investment interest. In accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, HealthTronics allocates goodwill from the reporting unit level to the carrying value of the subsidiary or investment interest for purposes of calculating the gain.

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

Consolidation and Partnership Investments

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the substantial ability to remove the general partner. In accordance with FASB Interpretation 46 R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company determined that it does not have any significant VIE’s. Investments in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%-50%, or by the cost method if ownership is less than 20%, except for certain entities, which in accordance with EITF D-46, we use the equity method if we have a greater than 3% interest. All significant intercompany accounts and transactions have been eliminated.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(000’s omitted except per share information)
Net income (loss) — as reported	$(497)	$1,766	$78	$4,593
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(407)	(217)	(1,150)	(575)

Net income (loss) — pro forma	$(904)	$1,549	$(1,072)	$4,018

Earnings (loss) per share — as reported:
Basic	$(0.04)	$0.15	$0.01	$0.40
Diluted	$(0.04)	$0.15	$0.01	$0.39
Earnings (loss) per share — pro forma:
Basic	$(0.07)	$0.13	$(0.09)	$0.35
Diluted	$(0.07)	$0.13	$(0.09)	$0.34

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

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is subject to annual testing, during the fourth quarter, for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired as compared to its estimated fair value as determined using estimated discounted cash flows. Reporting units are: Lithotripsy, Orthopaedics, TUMT, Cryotherapy and Manufacturing, Sales and Service.

Other Comprehensive Income

Effective February 12, 2002, the Company entered into two two-year interest rate swap agreements which qualified as cash flow hedges and matured on February 12, 2004. These hedges were highly effective and, thus, the change in fair values for the three and nine months ended September 30, 2004 are reported as other comprehensive income of $0 and $32,000, respectively, and for the three and nine months ended September 30, 2003 are reported as other comprehensive income of $85,000 and $206,000, respectively.

3.	Description of Business

HealthTronics Surgical Services, Inc. (the “Company”) was incorporated in the state of Georgia in 1995. On July 21, 1997, the Company received FDA approval to market the LithoTron®, a kidney lithotripsy device manufactured by HMT High Medical Technologies AG (“HMT”). On October 12, 2000, the Company received FDA approval to market the OssaTron®, an HMT manufactured orthopaedic shock wave medical device, for treatment of chronic plantar fasciitis, commonly known as chronic heel pain. On March 13, 2003, HealthTronics also received FDA approval to market the OssaTron for treatment of chronic lateral epicondylitis, commonly known as tennis elbow. The Company is currently establishing additional test sites for OssaTron FDA clinical trials for additional applications.

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

The Company operates under the terms of distribution agreements with HMT that grant the Company the exclusive right to use, sell and lease the OssaTron and related devices and parts in the United States, Canada and Mexico. On March 5, 2004, the Company purchased the outstanding capital stock of HMT Holding AG (“HMT Holding”), a Swiss company, which holds a 72.4% voting interest and a 39.7% financial interest in HMT.

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

On March 5, 2004, the Company, through a wholly owned subsidiary, purchased all of the issued and outstanding capital shares of HMT Holding, from its five individual shareholders for $1,000 and 800,000 of the Company’s shares valued at $5,091,000. In September 2004 the Company negotiated the return of 160,000 of the Company’s shares held in escrow. The return of these shares, valued at $1,018,000, was recorded as a reduction of the purchase price of HMT. The purchase price was determined and negotiated by the parties based on the expected annual cash flow to be generated by HMT Holding and upon the value of certain licenses, patents and manufacturing rights to medical devices. The fair value of the Company’s common stock issued to acquire all of HMT Holding’s outstanding common stock was determined based on the average market price of the Company’s common stock just prior to and following the date of the acquisition agreement, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12. HMT Holding owns 72.4% of the voting shares and 39.7% of the financial interest shares of HMT, the primary supplier of the medical devices sold by the Company. HMT consolidates its Swiss manufacturing operations and its wholly owned distributorships in Japan, Germany and the United States of America. The Company, through its voting share interest, has the ability to exercise control over the operating and financial policies of HMT and its subsidiaries and therefore, the Company has consolidated the financial position and results of operations of HMT. The Company has consolidated the operations of HMT Holding and its subsidiaries since the date of acquisition as part of the Company’s manufacturing sales and service reporting unit and business segment. The Company also contributed approximately $1,550,000 to HMT Holding which HMT Holding used to repay its bank debt.

The estimated purchase prices of the above acquisitions have been allocated on a preliminary basis to assets and liabilities based on management’s estimate of their fair values. These allocations are subject to change pending the completion of the final analyses of the fair value of certain of its assets including, but not limited to evaluating licenses, patents, contracts and manufacturing rights to medical devices in order to finalize its purchase price allocations. Based on the results of these evaluations, the preliminary purchase price allocations may be subject to change.

The table below represents pro forma financial information for the nine months ended September 30, 2004 and 2003 as if the above acquisitions had occurred on January 1, 2004 and 2003, respectively.

HealthTronics Surgical Services, Inc. and Subsidiaries

Pro Forma Combined Condensed Statements of Income

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	AS REPORTED	PRO FORMA COMBINED
	(000’s omitted except per share amounts)
Net revenues	$76,359	$81,733

Income before income taxes	$774	$939

Net income	$78	$183

Income per common share:

Basic	$0.01	$0.01

Diluted	$0.01	$0.01

HealthTronics Surgical Services, Inc. and Subsidiaries

Pro Forma Combined Condensed Statements of Income

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	AS REPORTED	PRO FORMA COMBINED
	(000’s omitted except per share amounts)
Net revenues	$65,306	$76,688

Income before income taxes	$7,543	$4,205

Net income	$4,593	$2,528

Income per common share:

Basic	$0.40	$0.22

Diluted	$0.39	$0.22

As a result of the March 5, 2004 business combination with HMT Holding, the Company has established a restructuring plan whereby it will consolidate certain of its administrative, sales and distribution activities. The plan requires the closing or relocation of certain facilities and the relocation or termination of certain employees employed in such activities acquired at March 5, 2004. The Company accrued approximately $8,192,000 as a liability assumed in the purchase of HMT Holding, as of June 30, 2004. The Company paid approximately $1,077,000 of these costs and reduced the remaining accrual by $1,481,000 primarily related to the renegotiation of certain severance agreements. As a result, the Company’s revised accrual of $5,634,000 as of September 30, 2004 represents its best estimate to date of these remaining costs. The Company will continue the process of finalizing its estimates of these related costs which are expected to impact the final aggregate purchase price.

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

5.	Inventory

Inventory is carried at the lower of cost (first-in, first-out) or market and consists of the following:

	September 30, 2004	December 31, 2003
	(000’s omitted)
Medical devices / other equipment	$6,796	$5,994
Spare parts	3,487	738
Consumables	1,058	1,087

	$11,341	$7,819

6.	Gain on Sale of Subsidiary and Investment Interest

The Company sold a portion of the partnership interests of certain limited partnerships and recognized gains of $3,000 and $258,000 for the three and nine months ended September 30, 2004, respectively and $2,129,000 and $4,344,000 for the three and nine months ended September 30, 2003, respectively. The gains represent the excess of the sales price over the Company’s investment basis in the partnership interest. The Company allocates goodwill from the reporting unit level to the carrying value of the subsidiary or investment interest for purposes of calculating the gain.

7.	Interest Rate Swaps

In order to protect the Company from interest rate volatility, effective February 12, 2002, the Company entered into two two-year interest rate swap agreements (“the swaps”) that matured on February 12, 2004. The total notional amount of swap agreements was $0 and $12,600,000 at September 30, 2004 and December 31, 2003, respectively. The swaps effectively converted a portion of the Company’s floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on interest expense. This fixed rate was 3.2525% plus the applicable percentage (2.5% during the third quarter of 2003). The swaps qualified as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004. The Company believes that its hedges were effective with changes in fair value to be reported in other comprehensive income. As of September 30, 2004 and December 31, 2003, the market value of the derivatives was a liability of approximately $0 and $32,000, respectively, which is included on the accompanying balance sheet. The change in fair values for the three and nine months ended September 30, 2004 are reported as other comprehensive income of $0 and $32,000, respectively, and for the three and nine months ended September 30, 2003 are reported as other comprehensive income of $85,000 and $206,000, respectively.

The counterparty to the interest rate swap agreements was a major commercial bank. The Company was exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates.

8.	Comprehensive Income

The components of comprehensive income are as follows for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(000’s omitted)
Net income (loss)	$(497)	$1,766	$78	$4,593
Net change in fair value of interest rate swap	—	85	32	206

Comprehensive income (loss)	$(497)	$1,851	$110	$4,799

9.	Earnings Per Share Information

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(000’s omitted except per share amounts)
Numerator: Net income (loss)	$(497)	$1,766	$78	$4,593

Weighted average shares outstanding	12,413	11,567	12,205	11,479
Effect of dilutive securities:
Stock options	—	197	60	265

Denominator for diluted earnings per share	12,413	11,764	12,265	11,744

Basic earnings (loss) per share	$(0.04)	$0.15	$0.01	$0.40

Diluted earnings (loss) per share	$(0.04)	$0.15	$0.01	$0.39

10.	Segment Information

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

	For the Three Months Ended September 30, 2004 (Unaudited) (000’s omitted)
			Manufacturing, Sales and Service
	Lithotripsy	Orthopaedics		Other	Total
Net revenue from segment	$16,543	$3,916	$8,946	$1,798	$31,203
Less intersegment revenue	456	—	3,462	—	3,918

Total consolidated net revenues by segment	$16,087	$3,916	$5,484	$1,798	$27,285

Segment depreciation and amortization	$791	$424	$30	$151	$1,396

Plus unallocated depreciation and amortization					25

Total consolidated depreciation and amortization					$1,421

Equity in earnings of unconsolidated entities	$91	$—	$—	$—	$91

Segment income (loss) before income taxes	$2,408	$(529)	$(27)	$(87)	$1,765

Less unallocated corporate expenses and intersegment eliminations					(2,496)

Total consolidated loss before income taxes					$(731)

	For the Three Months Ended September 30, 2003 (Unaudited) (000’s omitted)
	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$14,767	$4,978	$3,681	$1,181	$24,607
Less intersegment revenue	438	—	1,206	—	1,644

Total consolidated net revenues by segment	$14,329	$4,978	$2,475	$1,181	$22,963

Segment depreciation and amortization	$825	$438	$4	$72	$1,339

Plus unallocated depreciation and amortization					75

Total consolidated depreciation and amortization					$1,414

Equity in earnings of unconsolidated entities	$351	$—	$—	$—	$351

Segment income (loss) before income taxes	$4,811	$(26)	$(61)	$32	$4,756

Less unallocated corporate expenses and intersegment eliminations					(1,857)

Total consolidated income before income taxes					$2,899

	For the Nine Months Ended September 30, 2004 (Unaudited) (000’s omitted)
	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$46,035	$12,659	$21,759	$5,531	$85,984
Less intersegment revenue	1,195	—	8,430	—	9,625

Total consolidated net revenues by segment	$44,840	$12,659	$13,329	$5,531	$76,359

Segment depreciation and amortization	$2,463	$1,332	$150	$457	$4,402

Plus unallocated depreciation and amortization					80

Total consolidated depreciation and amortization					$4,482

Equity in earnings of unconsolidated entities	$580	$—	$—	$—	$580

Segment income (loss) before income taxes	$7,067	$(1,162)	$(315)	$201	$5,791

Less unallocated corporate expenses and intersegment eliminations					(5,017)

Total consolidated income before income taxes					$774

	For the Nine Months Ended September 30, 2003 (Unaudited) (000’s omitted)
	Lithotripsy	Orthopaedics	Manufacturing, Sales and Service	Other	Total
Net revenue from segment	$42,309	$13,577	$9,723	$3,467	$69,076
Less intersegment revenue	989	—	2,781	—	3,770

Total consolidated net revenues by segment	$41,320	$13,577	$6,942	$3,467	$65,306

Segment depreciation and amortization	$2,514	$1,281	$12	$159	$3,966

Plus unallocated depreciation and amortization					252

Total consolidated depreciation and amortization					$4,218

Equity in earnings of unconsolidated entities	$831	$—	$—	$—	$831

Segment income (loss) before income taxes	$12,193	$(269)	$79	$127	$12,130

Less unallocated corporate expenses and intersegment eliminations					(4,587)

Total consolidated income before income taxes					$7,543

11.	Line of Credit

On March 5, 2004 the Company amended and restated its primary bank term loan and line of credit facility (“New Facility”). The New Facility provides for a $25,000,000 line of credit, which is renewable every 90 days and matures on March 5, 2007. The Company typically pays interest on a monthly basis on all outstanding balances on the New Facility. The New Facility is secured by certain accounts receivable, inventory and equipment and the Company’s equity interest in its subsidiaries and bears interest at the stated bank rate (3.84% at September 30, 2004). At September 30, 2004 there was $19,500,000 outstanding under the New Facility.

The New Facility contains certain negative covenants which restrict the ability of the Company to, among other things, (i) incur additional indebtedness, (ii) create or incur any liens on its property, (iii) enter into certain business transactions, (including a merger, consolidation or liquidation of the Company, certain asset dispositions, certain transactions with insiders, sale leaseback transactions or certain significant operating leases), (iv) make certain investments, or (v) make payments on existing indebtedness. In addition, the New Facility restricts the payment of dividends.

On November 3, 2004 the Company entered into a letter agreement with SunTrust Bank, Inc. (the “Agreement”), which amended the terms of certain financial covenants of the New Facility.

The Agreement provides that the financial covenants of the Company in the New Facility for the fiscal quarter ended September 30, 2004 will be based on the results of the Company’s fiscal quarter ended June 30, 2004. The Agreement will be effective until the earlier of: (1) November 15, 2004 or (ii) the close of the merger between the Company and Prime Medical Services, Inc. Without the Agreement, transaction costs associated with the proposed merger may have resulted in a violation of these original financial covenants in the New Facility.

12. Contingencies

In the ordinary course of its business, the Company is periodically involved as a plaintiff or defendant in various legal actions. Based upon the information available to date, management believes that those claims in which the Company is a defendant are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial condition. However there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Company.

A Consolidated Amended Class Action Complaint was filed against the Company and certain current and former officers and directors of the Company on July 3, 2004. The Consolidated Amended Class Action Complaint alleges fraudulent disclosures relating to the results of the clinical trial for the Company’s orthopaedic shock wave device, treatment revenue utilizing such device, insurance company reimbursement, medical device sales, and earnings projections. The Company believes the claims alleged in the lawsuit are without merit. Given the early stage of the litigation, the Company is not in a position to determine any potential liability but based upon information available to date it currently does not believe the lawsuit will have a significant financial impact on the Company, however there can be no assurance that the ultimate resolution of the matter will not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Company.

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

We provide equipment as well as technical and administrative services to physicians, hospitals, and surgery centers performing minimally invasive surgical procedures in the urologic and orthopaedic markets, including lithotripsy and orthopaedic extracorporeal shock wave surgery (“ESWS”). We were formed in December 1995 and began offering lithotripsy services in mid-1997. In October 2000, we received FDA approval to market an orthopaedic ESWS device, the OssaTron, and since then we have invested significant resources in developing our orthopaedic services network while expanding our lithotripsy operations. As a result of our recent acquisition of a controlling interest in HMT, we also develop and manufacture minimally invasive medical devices.

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

We measure results in each of our areas in part based upon the number of procedures performed. The number of total kidney stone procedures in the United States should grow slightly with the aging population. Growth for the Company in lithotripsy procedures will come from new facility contracts in existing partnerships and the acquisition or affiliation of partners or partnerships. Procedures performed with the OssaTron for orthopaedic conditions have significant potential for growth as many patients currently are treated with invasive surgery or continue to suffer pain without receiving treatment. The Company believes procedures for chronic plantar fasciitis (commonly known as chronic heel pain) and chronic lateral epicondylitis (commonly known as tennis elbow) will continue to grow as the modality is accepted by patients, physicians and third party payors. Procedures for treatment of benign prostatic hyperplasia (a benign enlargement of the prostate causing difficulty in urination) (“BPH”) have potential for growth due to the aging population and the fact that many patients currently are treated with drugs or other alternative treatments. The number of procedures for cryosurgical treatment of prostate and other cancers should increase, but such growth will be tempered by the slow process of educating and training physicians on the treatment.

We are dependent, both directly (in the case of retail billing) and indirectly (in the case of wholesale billing) on the reimbursement policies of governmental and private third party payors. While the reimbursement status of lithotripsy is well established, orthopaedic ESWS is a relatively new procedure in the U.S., and the reimbursement policies of third party payors for this treatment are still developing. Reimbursement for transurethral microwave therapy (“TUMT”) of BPH is currently established and favorable for in-office treatments. Cryosurgery for prostate cancer is a hospital-based procedure and reimbursement is established but was recently adjusted by Medicare to exclude certain pass-through charges. Our results of operations could be significantly affected by changes in reimbursement policies regarding lithotripsy, TUMT, cryosurgery of the prostate or by decisions made regarding the reimbursement status of orthopaedic ESWS.

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

Results of Consolidated Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues for the third quarter of 2004 totaled $27.3 million, up 19% from $23.0 million for the same period of 2003. Lithotripsy revenue for the third quarter of 2004 was $16.1 million compared to $14.3 million in the third quarter of 2003, a 13% increase. Consolidated lithotripsy procedures for the third quarter of 2004 increased 13% over the third quarter of 2003. We anticipate that our lithotripsy business will remain strong and continue to generate good cash flow for the Company.

In what remains a challenging reimbursement climate, we performed 1,999 orthopaedic procedures during the third quarter of 2004 compared to 2,399 procedures performed in the third quarter of 2003, and revenues for the orthopaedic business in the third quarter of 2004 decreased 22% to $3.9 million from $5.0 million in the same period of 2003. We continue to make progress in our orthopaedic business by training physicians and educating insurance companies about the benefits of the procedure.

Our prostate treatment business showed solid growth year over year. Revenues for the third quarter of 2004 rose 50% to $1.8 million from the $1.2 million in the third quarter of 2003. We performed 1,020 procedures on either benign or cancerous prostate conditions during the third quarter of 2004, an increase of 26% over the 810 procedures performed during the comparable quarter of 2003. The revenue growth can be attributed to two main factors: an increase in Medicare reimbursement for BPH treatments and the larger growth of our cryosurgery procedures, which have a higher average reimbursement.

Revenue from the equipment sales and service division was $5.5 million for the third quarter of 2004 compared to $2.5 million for the third quarter of 2003, an increase of 120%. The growth was primarily due to our acquisition of HMT.

As our Company has grown, our salaries, general and administrative expenses have increased year over year from $10.8 million for the third quarter of 2003 to $14.5 million for the third quarter of 2004, an increase of 34%. The acquisition of HMT Holding in March 2004 as well as the growth in our lithotripsy and prostate businesses have contributed to this increase. Other “non-operating” expenses occurred in the three months ended September 30, 2004. Corporate, legal, accounting and advisory expenses of approximately $1.0 million, much of which was related to the pending merger with Prime Medical Services, Inc. are included in the third quarter 2004 expenses. Furthermore, the Company had additional severance costs, consulting fees and tax related expenses of $558,000 in connection with the pending merger. Lastly, additional costs for Sarbanes Oxley compliance were $406,000 for the third quarter of 2004. These expenses totaled approximately $2.0 million, which had a significant impact of approximately $0.10 per share on after tax net income.

Our depreciation and amortization expense remained constant from the third quarter of 2003 to the third quarter of 2004 primarily as a result of the addition of equipment by certain cryosurgical partnerships offset by the sale of certain capital assets.

Our business strategy is to partner with physicians and healthcare providers in each of our local markets. Often we will sell equity interest in our partnerships to these strategic partners. In 2003, we commenced planned sales of portions of equity in certain lithotripsy partnerships in LGI. As a result, gains on sale of subsidiary and investment interest in 2003 were $4.5 million, of which $2.1 million was in the third quarter. Such equity sales have continued throughout 2004, although not at the levels of previous years. In the third quarter of 2004, gains on sale totaled $3,000.

Our subsidiary partners’ equity in the current year net income is represented by the minority interest in consolidated subsidiaries. Our partners’ minority interest in consolidated subsidiaries grew from $5.2 million in the third quarter of 2003 to $6.1 million in the third quarter of 2004, an increase of 17%. This increase was due to new acquisitions and sales of portions of equity in certain lithotripsy partnerships.

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

Revenues for the first nine months of 2004 totaled $76.4 million, up 17% from $65.3 million for the same period of 2003. Lithotripsy revenue for the first nine months of 2004 was $44.8 million compared to $41.3 million in the first nine months of 2003, an 8% increase. Consolidated lithotripsy procedures for the first nine months of 2004 increased 11% over the first nine months of 2003. We anticipate that our lithotripsy business will remain strong and continue to generate good cash flow for the Company. Lithotripsy procedures increased more than revenues for the first nine months of 2004 compared to the first nine months of 2003 due to a change in the payor mix. For the first nine months of 2004, approximately 78% of the consolidated lithotripsy procedures were wholesale while 22% were retail. For the first nine months of 2003, approximately 71% of the consolidated lithotripsy procedures were wholesale while 29% were retail. Since wholesale procedures generally carry a lower reimbursement per procedure, the shifting payor mix caused revenues to grow less quickly than procedure volume.

In what remains a challenging reimbursement climate, we performed 5,867 orthopaedic procedures during the first nine months of 2004 compared to 6,129 procedures performed in the same period of 2003, and revenues for the orthopaedic business in the first nine months of 2004 decreased 7% to $12.7 million from $13.6 million in the first nine months of 2003. We continue to make progress in our orthopaedic business by training physicians and educating insurance companies about the benefits of the procedure.

Our prostate treatment business showed solid growth year over year. Revenues rose 57%, to $5.5 million for the first nine months of 2004 from $3.5 million for the first nine months of 2003. We performed 3,171 procedures on either benign or cancerous prostate conditions during the first nine months of 2004, an increase of 28% over the 2,482 procedures performed during the same period of 2003. The revenue growth can be attributed to two main factors: an increase in Medicare reimbursement for BPH treatments and the larger growth of our cryosurgery procedures, which have a higher average reimbursement.

Revenue from the equipment sales and service division was $13.3 million for the first nine months of 2004 compared to $6.9 million for the first nine months of 2003, an increase of 93%. The growth was primarily due to our acquisition of HMT.

As our Company has grown, our salaries, general and administrative expenses have increased year over year from $30.2 million for the first nine months of 2003 to $38.9 million for the first nine months of 2004, an increase of 29%. The acquisition of HMT Holding in March 2004 as well as the growth in our lithotripsy and prostate businesses have contributed to this increase. Other “non-operating” expenses occurred in the third quarter of 2004. Corporate, legal, accounting and advisory expenses of approximately $1.4 million, much of which was related to the pending merger with Prime Medical Services, Inc. are included in the nine months ended September 30, 2004 expenses. Furthermore, the Company had additional severance costs, consulting fees and tax related expenses of $558,000 in connection with the pending merger. These expenses totaled approximately $2.0 million, which had a significant impact of approximately $0.10 per share on after tax net income.

Our depreciation and amortization expense increased 7% from $4.2 million during the first nine months of 2003 to $4.5 million during the first nine months of 2004 primarily as a result of the addition of equipment by certain cryosurgical partnerships.

Our business strategy is to partner with physicians and healthcare providers in each of our local markets. Often we will sell equity interest in our partnerships to these strategic partners. In 2003, we commenced planned sales of portions of equity in certain lithotripsy partnerships in LGI. As a result, gains on sale of subsidiary and investment interest in 2003 were $4.5 million, of which $4.3 million was in the first nine months. Such equity sales have continued throughout 2004, although not at the levels of previous years. In the first nine months of 2004, gains on sale decreased to $258,000.

Our subsidiary partners’ equity in the current year net income is represented by the minority interest in consolidated subsidiaries. This minority interest will grow in total as we continue to sell interest in our subsidiaries. Our partners’ minority interest in consolidated subsidiaries grew from $14.0 million in the first nine months of 2003 to $16.6 million in the first nine months of 2004, an increase of 19%. This increase was due to new acquisitions and sales of portions of equity in certain lithotripsy partnerships.

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

Consolidation

Our consolidated financial statements include the accounts of those significant subsidiaries that we control. They also include our undivided interests in these subsidiaries’ assets and liabilities. Amounts representing our percentage interest in the underlying net assets of other significant affiliates that we do not control, but over which we exercise significant influence, are included in the consolidated balance sheet caption “Investments in unconsolidated entities”; our share of the net income of these companies is included in the consolidated statement of income caption “Equity in earnings of unconsolidated partnerships”. The accounting for these non-consolidated companies is based upon the equity method of accounting. Our investments in other companies that we do not control and for which we do not have the ability to exercise significant influence as discussed above are carried at the lower of cost or fair value, as appropriate.

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

We form wholly owned limited partnerships in which we are the general partner and then contribute a medical device to the partnership. We may sell interests in these partnerships to other investors. We generally recognize a gain on the interest sold as operating income at the time the subscription agreement is signed. The gain on the sale of subsidiary and investment interest is the difference between the sale proceeds and HealthTronics’ carrying value of the subsidiary or investment interest. In accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, HealthTronics allocates goodwill from the reporting unit level to the carrying value of the subsidiary or investment interest for purposes of calculating the gain. Certain gains on the sale of partnership interests are deferred when payment terms exceed one year.

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

Inventory

We are required to state our inventories at the lower of cost or market. Our inventories include medical devices, parts for servicing the medical equipment, assemblies and consumables for the medical equipment. We continually evaluate the inventory for excess and obsolescence. At this time we believe that no inventory obsolescence allowance is required to reduce the carrying value of our inventory to its net realizable value. However, if the demand for our products were to decline we might be required to establish an allowance for obsolescence.

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

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is subject to annual testing, during the fourth quarter, for impairment at the reporting unit level unless events or circumstances indicate the carrying amount is impaired as compared to its estimated fair value as determined using estimated discounted cash flows. Reporting units are: Lithotripsy, Orthopaedics, TUMT, Cryotherapy and Manufacturing, Sales and Service.

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

Liquidity and Capital Resources

We have funded our working capital requirements and capital expenditures from net cash provided by operating activities and borrowings under bank credit facilities. In conjunction with the purchase of Litho Group, we obtained a $50,000,000 credit facility. Concurrent with the acquisition of the controlling interest in HMT, we amended and restated the $50,000,000 credit facility to a $25,000,000 credit facility (“New Facility”). The New Facility provides for a $25,000,000 line of credit, which is renewable every 90 days and matures on March 5, 2007. The Company typically pays interest on a monthly basis on all balances on the New Facility. At September 30, 2004 and December 31, 2003, we had approximately $19,500,000 and $17,737,000, respectively, outstanding under the credit facility plus additional debt of approximately $14,975,000 and $5,291,000, respectively, primarily at the subsidiary level. Under the New Facility, $5,500,000 was available at September 30, 2004. Debt at the subsidiary level is typically related to 1) financing needs of our foreign operations and 2) equipment purchased and operated by our U.S. subsidiaries and is secured by that equipment. Cash and cash equivalents increased from $9,040,000 at December 31, 2003 to $9,326,000 at September 30, 2004.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $184,000 compared to $318,000 provided by operating activities for the nine months ended September 30, 2003. This overall decrease is due to a decrease in after-tax net income driven largely by the smaller gain on sale of investment interest in 2004 as compared to 2003. In addition, the Company incurred significant third quarter 2004 costs attributable to corporate, legal and accounting expenses related to the pending Prime Medical Services Inc. merger as well as losses related to the Swiss subsidiary acquired in March 2004. In 2003, we re-syndicated certain lithotripsy partnerships by selling some of our investment interest to other parties. In 2004, we used cash for additional loan costs and deferred compensation, which increased cash used for other assets. Additional cash used for accounts payable in 2004 was primarily a result of the timing of inventory purchases from third parties. Net cash used in investing activities was $3,772,000 for the nine months ended September 30, 2004 compared to cash provided of $5,315,000 for the nine months ended September 30, 2003. The change is due primarily to the decrease in proceeds from the Company’s re-syndication efforts in several lithotripsy partnerships from 2003. Net cash provided by financing activities aggregated $3,874,000 in the nine months ended September 30, 2004 as compared to net cash used in financing activities of $13,128,000 for the nine months ended September 30, 2003 and consisted primarily of an increase in borrowings and a decrease in payments made.

Our capital expenditures, primarily for the purchase of medical devices, aggregated $3,739,000 in the nine months ended September 30, 2004. We currently estimate that our capital expenditures will aggregate approximately $4,000,000 to $5,000,000 for the year ended December 31, 2004 and will be used to purchase additional medical devices for partnerships. We continuously review new investment opportunities and believe that our financial position can support higher levels of capital expenditures, if justified by opportunities to increase revenue or decrease recurring costs. Accordingly, it is possible that our capital expenditures in 2004 could be higher than anticipated. We plan to use our cash generated from operations and borrowings under our revolving credit facility to fund these expenditures.

We believe that our cash generated from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity and capital spending needs at least through the end of 2004.

Quantitative and Qualitative Disclosure of Market Risk

We are subject to market risk from exposure to changes in interest rates on our variable rate debt. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2004. As of September 30, 2004 and December 31, 2003, our corporate-level fixed-rate debt was $0 and $12,600,000, respectively, and our corresponding corporate-level variable-rate debt was $19,500,000 and $5,100,000, respectively. Based on our variable-rate debt at September 30, 2004 and December 31, 2003, in the absence of the swaps discussed below, a one-percent change in interest rates would result in an annual change in interest rate expense calculated on a simple interest basis of approximately $195,000 and $51,000, respectively.

In order to protect us from interest rate volatility, effective February 12, 2002, we entered into two two-year interest rate swap agreements (“the swaps”) that matured on February 12, 2004. The total notional amount of swap agreements was $0 and $12,600,000 at September 30, 2004 and December 31, 2003, respectively. The swaps effectively converted a portion of our floating-rate debt to a fixed-rate basis through February 12, 2004, thus reducing the impact of interest-rate changes on interest expense. This fixed rate was 3.2525% plus the applicable percentage (2.50% during the third quarter of 2003). The swaps qualified as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and expired on February 12, 2004. We believe that our hedges were effective with changes in fair value to be reported in other comprehensive income. As of September 30, 2004 and December 31, 2003, the market value of the derivatives was a liability of approximately $0 and $32,000, respectively, which is included on the accompanying balance sheet. The change in fair values for the three and nine months ended September 30, 2004 are reported as other comprehensive income of $0 and $32,000, respectively, and for the three and nine months ended September 30, 2003 are reported as other comprehensive income of $85,000 and $206,000, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, a Consolidated Amended Class Action Complaint was filed on July 3, 2004 with the United States District Court, Northern District of Georgia, Atlanta Division, amending and consolidating several previously filed shareholder class action lawsuits alleging securities fraud. There are three lead plaintiffs in the suit: Operating Engineers

Construction Industry and Miscellaneous Pension Fund (Local 66), Timothy J. Ditchey and Dr. Ludger Gertesmeyer; and the defendants are the Company and the following current and former directors and officers: Argil J. Wheelock, M.D., Ronald Gully, Martin McGahan, Victoria W. Beck, Roy S. Brown, John House, and Russell H. Maddox. The Consolidated Amended Class Action Complaint alleges fraudulent disclosures relating to the results of the clinical trial for the Company’s orthopaedic shock wave device, treatment revenue utilizing such device, insurance company reimbursement, medical device sales, and earnings projections. The plaintiffs seek unspecified compensatory damages and reasonable costs and expenses. The Company believes the claims alleged in the lawsuit are without merit. Given the early stage of the litigation, the Company is not in a position to determine any potential liability but based upon information available to date it currently does not believe the lawsuit will have a significant financial impact on the Company, however there can be no assurance that the ultimate resolution of the matter will not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Company.

In the ordinary course of its business, the Company is periodically involved as a plaintiff or defendant in various legal actions. Based upon the information available to date, management believes that those claims in which the Company is a defendant are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial condition. However there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Company.

Item 5. Other Information

On November 3, 2004 the Company entered into a letter agreement with SunTrust Bank, Inc. (the “Agreement”), which amended the terms of certain financial covenants of the Amended and Restated Credit Agreement dated as of March 5, 2004 by and between the Company and SunTrust Bank and Region’s Bank (the “Credit Agreement”).

The Agreement provides that the financial covenants of the Company in the Credit Agreement for the fiscal quarter ended September 30, 2004 will be based on the results of the

Company’s fiscal quarter ended June 30, 2004. The Agreement will be effective until the earlier of: (1) November 15, 2004 or (ii) the close of the merger between the Company and Prime Medical Services, Inc. Without the Agreement, transaction costs associated with the proposed merger may have resulted in a violation of these original financial covenants in the Credit Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Letter Agreement between SunTrust Bank, Inc. and HealthTronics Surgical Services, Inc. related to the Credit Agreement dated March 5, 2004

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

During the third quarter of 2004, the Company filed the following current reports on Form 8-K:

Date of Report	Description
August 4, 2004	Furnished text of press release announcing that the Company had entered into a Definitive Agreement and Plan of Merger with Prime Medical Services, Inc.

August 5, 2004	Furnished text of press release providing update on merger with Prime Medical Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS SURGICAL SERVICES, INC.

By:	/s/ Victoria W. Beck
Victoria W. Beck
Chief Accounting Officer

Date: November 5, 2004

Exhibit Index

Exhibit No.	Description
10.1	Letter Agreement between SunTrust Bank, Inc. and HealthTronics Surgical Services, Inc. related to the Credit Agreement dated March 5, 2004

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Chief Executive Officer and Chief Financial Officer