Form 10-K
period 2004-12-31
HEALTHTRONICS, INC.
filed 2005-03-16
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-30406

HEALTHTRONICS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Capital of Texas Highway, Suite B-200, Austin, Texas 78746

(Address of principal executive offices) (Zip Code)

(512) 328-2892

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value at June 30, 2004: $ 83,936,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at February 28, 2005
Common Stock, no par value	33,362,000

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy material for the 2005 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

HEALTHTRONICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

General

On November 10, 2004, Prime Medical Services, Inc. (“Prime”) completed a merger with HealthTronics Surgical Services, Inc. (“HSS”) pursuant to which Prime merged with and into HSS, with HealthTronics, Inc. (“HealthTronics”) as the surviving corporation. Under the terms of the merger agreement, as a result of the merger, Prime’s stockholders received one share of HealthTronics common stock for each share of Prime common stock they owned. Immediately following the merger, Prime’s stockholders owned approximately 62% of the outstanding shares of HealthTronics common stock, and Prime’s directors and senior management represented a majority of the combined company’s directors and senior management. As a result, Prime was deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) was allocated to the tangible and intangible net assets of HSS based on their fair values, and the net assets of HSS were recorded at their fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed were deemed to be those of HealthTronics because HealthTronics was the surviving legal entity.

In this document, references to “we,” “us,” “our” and “HealthTronics” shall mean HealthTronics and its consolidated subsidiaries after the merger, except when the context requires, such references shall refer to HealthTronics and its consolidated subsidiaries either before or after the merger. References to “Prime” shall mean Prime and its consolidated subsidiaries before the merger, and references to “HSS” shall mean HSS and its consolidated subsidiaries before the merger.

We now provide healthcare services and manufacture medical devices, primarily to the urology community as well as manufacture and design specialty vehicles used for the transport of high technology medical and broadcast and communications equipment.

In February 2004, we acquired Medstone International, Inc. for approximately $19 million. Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. For the year ended December 31, 2003, Medstone had revenue of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

For a discussion of recent developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Urology

Lithotripsy Services. According to the American Foundation for Urologic Disease, nearly 10% of Americans are afflicted with kidney stones during their lifetime. Most kidney stones occur within the 40-60 year old age group. The two primary forms of treatment of kidney stones are lithotripsy and endoscopy, a form of invasive surgery that sometimes utilizes a laser. Of the estimated 600,000 kidney stone cases each year, approximately 225,000 to 250,000 are treated with lithotripsy. Lithotripsy uses extracorporeal shock waves to break up kidney stones into small pieces, which can pass naturally through the body’s urinary tract. This procedure is a non-invasive procedure for treating kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery.

Our services are provided principally through limited partnerships or other entities that we manage, which use FDA-approved lithotripsy medical devices. Generally, in providing lithotripsy services, we provide the lithotripter equipment and clinical technicians who assist physicians with the operation of the equipment during procedures. We do not render any medical services. Rather, the physicians do.

We have two types of contracts, retail and wholesale, that we enter into in providing our lithotripsy services. Retail contracts are contracts where we contract with the hospital and private insurance payors. Wholesale contracts are contracts where we contract only with the hospital. The two approaches functionally differ in that, under a retail contract, we generally bill for the entire non-physician fee for all patients other than governmental pay patients, for which the hospital bills the non-physician fee. Under a wholesale contract, the hospital generally bills for the entire non-physician fee for all patients. In both cases, the billing party contractually bears the costs associated with the billing service, including pre-certification, as well as non-collection. The non-billing party is generally entitled to its fees regardless of whether the billing party actually collects the non-physician fee. Accordingly, under the wholesale contracts where we are the non-billing party, the hospital generally receives a greater proportion of the total non-physician fee to compensate for its billing costs and collection risk. Conversely, under the retail contracts where we generally provide the billing services and bear the collection risk, we receive a greater proportion of the total non-physician fee.

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $1,900 and $2,100, respectively, for 2004 and 2003. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers. We do not directly bill, nor do we collect for services rendered to, Medicare or Medicaid.

Benign Prostate Disease and Prostate Cancer Treatment. Also in the urology sement, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we use a technology called transurethral microwave therapy, a process in which heat therapy is used to treat the enlarged prostate, or we may use a green light laser. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

Urology Equipment Sales. We also, through Medstone International, Inc., our wholly-owned subsidiary, manufacture, sell and maintain lithotripters, and market fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics.

Urology Revenues. Although, for the years ended December 31, 2004 and 2003, manufacturing revenue was higher than urology revenue, the operating margins on urology revenue have been, historically, much higher than on manufacturing revenue. We recognize urology revenue primarily from the following sources:

•	Fees for urology services. A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. Benign prostate disease and prostate cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. These services are also primarily performed through limited partnerships, which we manage.

•	Fees for operating our lithotripters. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and receive a management fee for performing these services. In addition, we provide equipment maintenance services to our partnerships and supply them with other consumables.

•	Fees for equipment sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. In addition to the original sales price we receive for lithotripter sales, we receive a licensing fee for each patient treated from the owner of the lithotripter. In exchange for this licensing fee, we also provide the owner of the lithotripter with certain consumables.

Specialty Vehicle Manufacturing

We design, construct and engineer mobile trailers and coaches that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications. During 1997, we acquired a majority interest in AK

Specialty Vehicles, which provides manufacturing services, installation, refurbishment and repair of trailers and coaches for mobile medical services providers, including non-lithotripsy medical services such as magnetic resonance imaging, cardiac catheterization labs, CT scanners, and postitron emission tomography. In May 2002, we acquired the remaining minority ownership interest in AK Specialty Vehicles which is now one of our wholly-owned subsidiaries.

In May 2001, we broadened our manufacturing platform by acquiring the assets of Calumet Coach Company (“Calumet”). Since its founding more than 50 years ago, Calumet has produced thousands of special-purpose mobile units, earning a worldwide reputation for leadership in innovative design and quality manufacturing. Calumet’s customers include industry leaders such as GE Medical Systems, Philips, Siemens Medical Systems, Dornier Medical Systems, hundreds of hospital systems and healthcare providers, and numerous broadcast and production companies.

In May 2002, we acquired the assets and certain liabilities of Frontline Communications Corporation (“Frontline”). Frontline is a leading manufacturer and integrator of custom vehicles for the broadcast and communications industry. This acquisition substantially expanded our market share in the broadcast and communications industry.

In July 2002, we acquired Holland-based Smit Mobile Equipment Company (“Smit”). Smit is a leading European manufacturer of mobile medical imaging vehicles. The Smit acquisition expanded our presence in the global marketplace as a manufacturer of specialty vehicles and strengthened our strategic position in the growing European market for high technology mobile medical imaging and broadcast and communication vehicles.

In January 2003, we acquired Aluminum Body Corporation (“ABC”). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security and military and government markets. Additionally, this acquisition provides us an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group.

In February 2003, we acquired Winemiller Communications (“Winemiller”). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions.

Our manufacturing business is headquartered in Harvey, Illinois, with additional manufacturing operations in Calumet City, Illinois; Clearwater, Florida; Riverside, California and Oud Bierjland, Holland. Additionally, we operate a service and sales facility in Camberley, England.

Orthotripsy

In orthopaedics, we provide non-invasive surgical solutions for a wide variety of orthopaedic conditions such as chronic plantar fasciitis and chronic lateral epicondylitis, more commonly known as heel pain and tennis elbow, respectively. We provide these services with our device called the OssaTron, which is an evolution of the lithotripsy technology. The OssaTron is approved by the Food and Drug Administration, or FDA, for the two previously stated indications and has been demonstrated to be effective through good clinical studies. As of December 31, 2004, we are planning to divest this business segment and accordingly have shown it as held for sale in our 2004 consolidated financial statements, which are included in this Annual Report on Form 10-K.

Refractive

Refractive Vision Correction (“RVC”) refers to the correction of common vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism using specialized laser applications. During 1999 and 2000, we acquired eleven refractive centers, and affiliated with physicians specializing in refractive surgery.

In 2002, we completed the divesture of our RVC operations, thereby affording us the opportunity to focus our resources on opportunities in our urology and specialty vehicle manufacturing businesses.

Revenues and Industry Segments

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note M of our consolidated financial statements, which is included in this Annual Report on Form 10-K.

Competition

The lithotripsy services market is highly fragmented and competitive. We compete with other companies, private facilities and medical centers that offer lithotripsy machines and services, including smaller regional and local lithotripsy service providers. Certain of our current and potential competitors have substantial financial resources and may compete with us for acquisitions and development of operations in markets targeted by us. Additionally, while we believe that lithotripsy has emerged as the superior treatment for kidney stone disease, we also compete with hospitals, clinics and individual medical practitioners that offer alternative treatments for kidney stones.

We also compete with other manufacturers of minimally invasive medical devices in our markets. The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH and Direx.

In our manufacturing segment, we compete with national, regional and local designers and manufacturers of trailers and coaches for transporting medical devices and mobile equipment designed for mobile command and control centers and equipment for the media and broadcast industry.

Potential Liabilities-Insurance

All medical procedures performed in connection with our business activities are conducted directly by, or under the supervision of, physicians who are not our employees. We do not provide medical services to any patients. However, patients being treated at health care facilities at which we provide our non-medical services could suffer a medical emergency resulting in serious injury or death, which could subject us to the risk of lawsuits seeking substantial damages.

We currently maintain general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $10,000,000, with a deductible of $50,000 per occurrence. In addition, we require medical professionals who utilize our services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for our liabilities, we might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages that might have a material adverse effect on our results of operations or financial condition.

Government Regulation and Supervision

We are directly, or indirectly through physicians and hospitals and other health care facilities, which we will refer to as Customers, subject to extensive regulation by both the federal government and the governments in states in which we conduct business, including:

•	the federal False Claims Act;

•	the federal Medicare and Medicaid Anti-Kickback Law, and state anti-kickback prohibitions;

•	federal and state billing and claims submission laws and regulations;

•	the federal Health Insurance Portability and Accountability Act of 1996 and state laws relating to patient privacy;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•	state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians; and

•	federal and state laws governing the equipment we use in our business concerning patient safety and equipment operating specifications.

Practices prohibited by these statutes include, but are not limited to, the payment, receipt, offer, or solicitation of money or other consideration in connection with the referral of patients for services covered by a federal or state health care program. We contract with physicians under a variety of financial arrangements, and physicians have ownership interests in some entities in which we also have an interest. If our operations are found to be in violation of any of the laws and regulations to which we or our Customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare, Medicaid, and other governmental healthcare programs, loss of licenses, and the curtailment of our operations. While we believe that we are in compliance with all applicable laws, we cannot assure that our activities will be found to be in compliance with these laws if scrutinized by regulatory authorities. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or in the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we were to successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

As previously reported on a Form 8-K filed by Prime on September 28, 2004, we concluded an internal investigation of a business transaction involving our manufacturing division, which transaction may have violated the federal anti-kickback laws. We voluntarily reported the transaction to the U.S. General Services Administration, or GSA. Although the GSA has yet to assign a government investigator in response to our voluntary disclosure, we intend to fully cooperate with any GSA investigation. Based on the findings of our outside legal counsel, we (1) believe this was an isolated incident, (2) do not believe the pending resolution of this matter will materially and adversely affect our financial condition, results of operation, or business, and (3) believe there is a low to moderate risk that the federal government would suspend or eliminate AKSV from federal government procurement contracting for some period of time.

Equipment

We purchase our urology equipment and maintain that equipment with either internal personnel or pursuant to service contracts with the manufacturers or other service companies. For mobile lithotripsy, we either purchase or lease the tractor, usually for a term up to five years, and purchase the trailer or a self contained coach.

We are not dependent on one manufacturer of lithotripters and have no long term or multi-system purchase commitments for equipment in place.

Employees

As of February 28, 2005, we employed approximately 920 full-time employees and approximately 8 part-time employees.

Risk Factors

We may not realize the benefits of the merger between Prime and HSS if we experience difficulties integrating the operations of the two companies.

To be successful after the merger, we will need to complete the integration of the operations of the separate companies into one company. Integration requires substantial management attention and could detract attention away from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the loss of key employees, customers or suppliers. If we do not integrate the businesses successfully, we may fail to realize the benefits we expect to realize from the merger.

Also, the continued success of the merger will depend, in part, on our ability to realize the anticipated operating efficiencies and cost savings from combining the businesses of HSS and Prime. The amount of our cost savings will depend in part on our ability to combine the businesses of HSS and Prime in a way that permits those costs savings to be realized. If our estimates are incorrect or we are not able to successfully combine our two companies, anticipated cost savings may not be realized fully or at all, or make take longer to realize than anticipated.

The market price of our common stock may decline if we fail to successfully integrate the operations of Prime and HSS and realize anticipated benefits of the merger.

The market price of our common stock could decline as a result of the merger, based on the occurrence of a number of events, including:

•	the failure to successfully integrate Prime and HSS; and

•	the belief that we have not realized the perceived benefits of the merger in a timely manner or at all.

Our high levels of indebtedness may limit our financial and operating flexibility.

We continue to have high levels of debt and interest expense. Our long-term debt as of December 31, 2004 was approximately $110.3 million, not including the current portion of long-term debt of $39.8 million on that date. Our debt to equity ratio as of December 31, 2004 was approximately 0.69.

We have a revolving line of credit with a borrowing limit of $50.0 million, $32.0 million of which was drawn at December 31, 2004. In addition, we have outstanding $100.0 million of 8.75% senior subordinated notes (“8.75% notes”) due April 2008. The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all of our existing and future senior indebtedness and are guaranteed by our subsidiaries on a full, unconditional, joint and several basis.

We have been assigned a B-1 senior implied rating and the 8.75% notes have been assigned a B-3 rating by Moody’s Investor Service Inc. We have also been assigned a BB- corporate credit rating by Standard and Poor’s Ratings Group. All of these ratings are below investment grade. As a result, at times we may have difficulty accessing capital markets or raising capital on favorable terms as we will incur higher borrowing costs than our competitors that have higher ratings. Therefore, our financial results may be negatively affected by our inability to raise capital or the cost of such capital as a result of our credit ratings.

We must comply with various covenants contained in our revolving credit facility, the indenture related to the 8.75% notes and any other future debt arrangements that, among other things, limit our ability to:

•	incur additional debt or liens;

•	make payments in respect of or redeem or acquire any debt or equity issued by us;

•	sell assets;

•	make loans or investments;

•	acquire or be acquired by other companies; and

•	amend some of our contracts.

Our substantial debt could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in the industry in which we operate; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.

In addition, if we fail to comply with the terms of any of our debt, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our financial condition and results of operations.

If we are not able to establish or maintain relationships with physicians and hospitals, our ability to successfully commercialize our current or future service offerings will be materially harmed.

We are dependent on health care providers in two respects. First, if physicians and hospitals and other health care facilities, which we will refer to as Customers, determine that our services are not of sufficiently high quality or reliability, or if our Customers determine that our services are not cost effective, they will not utilize our services. In addition, any change in the rates of or conditions for reimbursement could substantially reduce (1) the number of procedures for which we or our Customers can obtain reimbursement or (2) the amounts reimbursed to us or our Customers for services provided by us. If third-party payors reduce the amount of their payments to Customers, our Customers may seek to reduce their payments to us or seek an alternate supplier of services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we may need to lower our fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for services or creating downward pricing pressure. Second, physicians generally own equity interests in our partnerships. We provide a variety of services to the partnerships and in general manage their day-to-day affairs. Our operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with our services or if we became involved in disputes with our partners.

We are subject to extensive federal and state health care regulation.

We are subject to extensive regulation by both the federal government and the governments in states in which we conduct business. See “Government Regulation and Supervision” under this Part I for further discussion on these regulations.

Third party payors could refuse to reimburse health care providers for use of our current or future service offerings and products, which could make our revenues decline.

Third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of medical procedures and treatments. In addition, significant uncertainty exists as to the reimbursement status of newly approved health care products. Lithotripsy treatments are reimbursed under various federal and state programs, including Medicare and Medicaid, as well as under private health care programs, primarily at fixed rates. Governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, and private programs are subject to policy changes and commercial considerations, all of which may have the effect of decreasing program payments, increasing costs or requiring us to modify the way in which we operate our business. These changes could have a material adverse effect on us.

New and proposed federal and state laws and regulatory initiatives relating to various initiatives in health care reform (such as improving privacy and the security of patient information and combating health care fraud) could require us to expend substantial sums to appropriately respond to and comply with this broad variety of legislation (such as acquiring and implementing new information systems for privacy and security protection), which could negatively impact our financial results.

Recent legislation and several regulatory initiatives at the state and federal levels address patient privacy concerns. New federal legislation extensively regulates the use and disclosure of individually identifiable health-related information and the security and standardization of electronically maintained or transmitted health-related information. We do not yet know the total financial or other impact of these regulations on our business. Continuing compliance with these regulations will likely require us to spend substantial sums, including, but not limited to, purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with the privacy regulations, we could suffer civil penalties of up to $25,000 per calendar year per standard (with well over fifty standards with which to comply) and criminal penalties with fines of up to $250,000 for willful and knowing violations. In addition, health care providers will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These privacy laws vary by state and could impose additional penalties.

The provisions of HIPAA criminalize situations that previously were handled exclusively civilly through repayments of overpayments, offsets and fines by creating new federal health care fraud crimes. Further, as with the federal laws, general state criminal laws may be used to prosecute health care fraud and abuse. We believe that our business arrangements and practices comply with existing health care fraud law. However, a violation could subject us to penalties, fines and/or possible exclusion from Medicare or Medicaid. Such sanctions could significantly reduce our revenue or profits.

A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such change on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration of or interpretation of existing laws involving governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration of or interpretation of existing legislation regarding governmental health care programs will not have a material adverse effect on the results of our operations.

We face intense competition and rapid technological change that could result in products that are superior to the products we manufacture or superior to the products on which our current or proposed services are based.

Competition in our business segments is intense. We compete with national, regional and local providers of urology services and designers and manufacturers of trailers and coaches for transporting medical devices and mobile equipment designed for mobile command and control centers and equipment for the media and broadcast industry. This competition could lead to a decrease in our profitability. Moreover, if our customers determine that our competitors offer better quality products or services or are more cost effective, we could lose business to these competitors. The medical device and specialty vehicle industries are subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than our products or the products on which our services are based, which could render our products or services obsolete or noncompetitive. Our business is also impacted by competition between lithotripsy services, on the one hand, and surgical and other established methods for treating urological conditions, on the other hand.

We may be subject to costly and time-consuming product liability actions that would materially harm our business.

Our urology services and manufacturing business exposes us to potential product liability risks that are inherent in these industries. All medical procedures performed in connection with our business activities are performed by or under the supervision of physicians who are not our employees. We do not perform medical procedures. However, we may be held liable if patients undergoing urology treatments using our devices are injured. We may also face product liability claims as a result of our specialty vehicle manufacturing. We cannot ensure that we will be able to avoid product liability exposure. Product liability insurance is generally expensive, if available at all. We cannot ensure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

Our success will depend partly on our ability to operate without infringing on or utilizing the proprietary rights of others.

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. No one has claimed that any of our medical devices infringe on their intellectual property rights; however, it is possible that we may have unintentionally infringed on others’ patents or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would reduce our revenues and net income.

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

Our stock price has a history of volatility. Fluctuations have occurred even in the absence of significant developments pertaining to our business. Stock prices and trading volume of companies in the health care and health services industry have fallen and risen dramatically in recent years. Both company-specific and industry-wide developments may cause this volatility. During 2004, HealthTronic’s stock price ranged from $5.87 to $10.79. Factors that could impact the market price of our common stock include the following:

•	future announcements concerning us, our competition or the health care services market generally;

•	developments relating to our relationships with hospitals, other health care facilities, or physicians;

•	developments relating to our sources of supply;

•	claims made or litigation filed against us;

•	changes in, or new interpretations of, government regulations;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	news reports relating to trends in our markets;

•	acquisitions and financings in our industry; and

•	overall volatility of the stock market.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Our acquisition strategy could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to make acquisitions or realize anticipated benefits from those acquisitions.

We have followed an acquisition strategy since 1992 that has resulted in rapid growth in our business. This acquisition strategy may include acquiring healthcare services and specialty vehicle manufacturing businesses and is dependent on the continued availability of suitable acquisition candidates and our ability to finance and complete any particular acquisition successfully. Moreover, the Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of our wholly-owned subsidiaries, was the general partner posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to our size and market share, seek to (1) restrict our future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that we divest certain of our lithotripsy operations. Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management’s attention;

•	the need to integrate acquired operations;

•	potential loss of key employees of the acquired companies; and

•	an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquired businesses or realize other anticipated benefits from those acquisitions.

Our results of operations could be adversely affected as a result of goodwill impairments.

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2004, we had goodwill of $296 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment.

Our manufacturing operations are partially dependent upon third-party suppliers, making us vulnerable to a supply shortage.

We obtain materials and manufactured components from third-party suppliers. Some of our suppliers are the sole source for a particular supply item. Any delay in our suppliers’ abilities to provide us with necessary material and components may affect our manufacturing capabilities or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by special risks and requirements related to our medical equipment manufacturing business.

We are subject to various special risks and requirements associated with being a medical equipment manufacturer, which could have adverse effects. These include the following:

•	the need to comply with applicable federal Food and Drug Administration and foreign regulations relating to good manufacturing practices and medical device approval requirements, and with state licensing requirements;

•	the need for special non-governmental certifications and registrations regarding product safety, product quality and manufacturing procedures in order to market products in the European Union;

•	potential product liability claims for any defective goods that are distributed; and

•	the need for research and development expenditures to develop or enhance products and compete in the equipment markets.

Clinical costs to obtain FDA approval of HIFU may be higher than anticipated by us, or the FDA may fail to approve HIFU, and, as a result, our earnings and stock price could decline.

We recently signed a distribution agreement with EDAP TMS S.A., a French company, which provides that we will start a clinical trial for the submission of high intensity focused ultrasound, or HIFU, treatment of prostate cancer to the FDA for pre-market approval. In the event the costs of the clinical trial are greater than those budgeted by us, we could be forced to increase debt or to limit spending on the development of other projects. In the event of such increased costs, our earnings and stock price could be depressed or negatively impacted. While HIFU has been successful in Europe to treat prostate cancer, the results of the clinical trials may not meet the standards required for approval by the FDA. Failure to obtain FDA approval for HIFU could adversely effect future earnings and negatively impact the market price of our common stock.

Executive Officers

As of February 28, 2005, our executive officers were as follows:

Name	Age	Position
Argil J. Wheelock, M.D.	57	Chairman of the Board
Kenneth S. Shifrin	55	Vice-Chairman of the Board
Brad A. Hummel	48	Chief Executive Officer and President
John Q. Barnidge	53	Chief Financial Officer and Senior Vice President
James S.B. Whittenburg	33	Senior Vice President – Development, General Counsel and Secretary
Joseph M. Jenkins, M.D.	57	President of Urology Division
Klaas F. Vlietstra	40	Interim President of Manufacturing Division
Richard A. Rusk	43	Vice President and Controller

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Dr. Wheelock has been Chairman of the Board since November 2004. Dr. Wheelock served as Chairman and Chief Executive Officer of HSS from July 1996 until the merger in November 2004. From 1979 to 1996, Dr. Wheelock was a practicing, board-certified urologist in Chattanooga, Tennessee. While in practice, he was engaged as a consultant by various public companies.

Mr. Shifrin has been our Vice - Chairman of the Board since November 2004. Mr. Shifrin served as Prime’s Chairman of the Board from October 1989 until the merger in November 2004 and in various capacities with American Physicians Service Group, Inc. (“APS”), since February 1985, and is currently Chairman of the Board and Chief Executive Officer of APS. Since June 2003, Mr. Shifrin has also been a director of Financial Industries Corporation, a life insurance holding company. Mr. Shifrin is a member of the World Presidents’ Organization.

Mr. Hummel has been our President and Chief Executive Officer since June 2000. From October 1999 until June 2000, Mr. Hummel was our Executive Vice President and Chief Operating Officer. Before joining us, Mr. Hummel was with Diagnostic Health Services, Inc. since 1984, most recently serving as their President and Chief Operating Officer from 1987 to 1999, Chief Executive Officer from January 1999 to October 1999 and as a member of its board of directors. Subsequent to Mr. Hummel’s departure, DHS filed for Chapter 11 bankruptcy reorganization in March 2000 and shortly thereafter re-emerged from bankruptcy in October 2000.

Mr. Barnidge has been our Chief Financial Officer and Senior Vice President since December 2001. Mr. Barnidge was our Treasurer from August 2001 until December 2001. Before joining us, Mr. Barnidge, a CPA, was a partner in a public accounting and consulting firm from 1986 through July 2001. Mr. Barnidge is also a Certified Valuation Analyst and a Certified Fraud Examiner. He was formerly an Adjunct Professor in the University of Houston’s Graduate School of Business.

Mr. Whittenburg was named General Counsel and Senior Vice President of Development in March 2004. Previously Mr. Whittenburg practiced law at Akin Gump Strauss Hauer & Feld LLP, where he specialized in corporate and securities law. Mr. Whittenburg, a CPA, is licensed to practice law in Texas.

Dr. Jenkins has served as the President of the Urology Division since April 2004 and previously served as President and Chief Executive Officer of Prime from April 1996 until June 2000. Dr. Jenkins served as Vice Chairman of Prime’s Board of Directors from June to December 2000, and served as a board member from April 1996 to April 2004. Dr. Jenkins, a board certified urologist, practiced urology in North Carolina from 1979 until 1990 before going to work for Litho, Inc., where he served as President until June 2000.

Mr. Vlietstra was named Interim President of the Specialty Vehicles Manufacturing division in September 2004. Mr. Vlietstra joined Prime in April 2003 as a Vice President of its Manufacturing division. Prior to that, he served as President of Aluminum Body Corporation for 12 years, which was acquired by Prime in 2003. Mr. Vlietstra is Certified Public Accountant and has a post graduate degree in business and accounting from the University of Pretoria, South Africa.

Mr. Rusk joined us in August 2000 as our Controller and was named Vice President in June 2002. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC’s website at http://www.sec.gov.

We also make available free of charge on or through our website (http://www.healthtronics.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

Our principal executive office is located in Austin, Texas in an office building owned by us. For our manufacturing business, we own two buildings containing approximately 78,000 and 85,000 square feet of manufacturing and office space in Harvey and Calumet City, Illinois, respectively. Additionally, we lease approximately 80,000 square feet of manufacturing and office space in Clearwater, Florida for approximately $29,700 a month, we lease approximately 68,000 square feet of manufacturing and office space in Riverside, California for approximately $32,000 a month and we lease approximately 104,000 square feet of manufacturing and office space in Oud Bierjland, Holland for approximately $76,000 a month.

In addition, in January 2000, we entered into a seven-year lease on a 28,000 square foot facility in Marietta, Georgia. In February 2003, we negotiated an amendment to our seven-year lease to include an additional 15,000 square feet adjacent to our current facility. The adjusted monthly rental is calculated on a graduating scale beginning at $26,800 per month for the first year and ending with $29,400 per month for the last year.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2004, both Prime and HSS held special meetings of their stockholders to consider and vote on the proposals we describe below. Management of each company solicited proxies for the meetings.

1) The proposal to approve the Prime-HSS merger was approved by the Prime stockholders. The “votes for” were 15,520,934, the “votes against” were 87,710 and the “votes withheld” were 11,464.

2) The proposal to approve the Prime-HSS merger was approved by the HSS shareholders. The “votes for” were 7,329,087, the “votes against” were 36,463 and the “votes withheld” were 60,080.

3) The proposal to amend the articles of incorporation to increase the number of authorizes shares from 30,000,000 to 70,000,000 was approved by the HSS shareholders. The “votes for” were 7,266,796, the “votes against” were 96,151 and the “votes withheld” were 62,683.

4) The proposal to amend the articles of incorporation to provide for the authority to issue up to 30,000,000 shares of preferred stock was approved by the HSS shareholders. The “votes for” were 6,846,708, the “votes against” were 493,839 and the “votes withheld” were 85,083.

5) The proposal to amend the articles of incorporation to modify the limitation of liability rights of directors of HealthTronics was approved by the HSS shareholders. The “votes for” were 7,204,481, the “votes against” were 136,917 and the “votes withheld” were 84,232.

6) The proposal to amend the articles of incorporation to provide for the indemnification rights for the HealthTronics officers and directors was approved by the HSS shareholders. The “votes for” were 7,224,092, the “votes against” were 117,962 and the “votes withheld” were 83,576.

7) The proposal to amend the articles of incorporation to provide for circumstances when the HealthTronics amended and restated articles of incorporation may be amended in the future was approved by the HSS shareholders. The “votes for” were 7,185,636, the “votes against” were 149,857 and the “votes withheld” were 90,137.

8) The proposal to amend the articles of incorporation to change the name of HSS to “HealthTronics, Inc.” was approved by the HSS shareholders. The “votes for” were 7,338,497, the “votes against” were 22,610 and the “votes withheld” were 64,523.

9) The proposal to amend the articles of incorporation to adopt the amended and restated articles of incorporation was approved by the HSS shareholders. The “votes for” were 7,269,993, the “votes against” were 73,662 and the “votes withheld” were 81,975.

PART II

ITEM5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices per share for HealthTronics common stock on the Nasdaq National Market for the years ended December 31, 2004 and 2003 (NASDAQ Symbol “HTRN”).

	2004		2003
	High	Low	High	Low
First Quarter	$7.10	$5.87	$9.89	$6.60
Second Quarter	$7.99	$6.11	$9.68	$7.52
Third Quarter	$7.82	$6.88	$11.67	$5.20
Fourth Quarter	$10.79	$6.32	$7.50	$5.30

On February 28, 2005, we had 698 holders of record of our common stock.

We are not currently paying dividends on our common stock. We have the authority to declare and pay dividends on our common stock at our discretion, as long as we have funds legally available to do so and our credit facility and indenture related to our 8.75% notes permit the declaration and payment. Our credit facility and indenture restrict our ability to pay cash dividends. In addition, we intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

At December 31, 2004, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. The following table sets forth certain information as of December 31, 2004 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	1,669,751	$7.39	—

Prime 2003 stock option plan	337,500	$5.80	—

HSS equity incentive plan and stock option plans	2,320,514	$7.63	251,605

Other equity compensation plans approved by our security holders	N/A	N/A	N/A

Equity compensation plans not approved by our security holders	N/A	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000, (b) our audited consolidated balance sheets as of December 31, 2004, 2003, 2002, 2001 and 2000, and (c) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, September 30, June 30, and March 31, for 2004 and 2003. As discussed under “Business-General” under Part I, Item 1 of this Annual Report on Form 10-K, the merger of Prime and HSS was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. As a result, the financial information presented below reflects the results of operations of Prime and HSS on a combined basis after November 10, 2004 and the results of operations of Prime for the periods prior to November 10, 2004. In addition, the financial information presented below reflects our financial condition on a combined basis as of December 31, 2004 and Prime’s financial condition as of December 31, 2003, 2002, 2001 and 2000. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Revenues:
Urology	$87,058	$60,416	$70,301	$80,887	$83,335
Manufacturing	105,082	98,955	88,753	51,579	22,157
RVC	—	—	10,143	22,332	23,501
Other	936	1,022	739	70	1,702

Total	$193,076	$160,393	$169,936	$154,868	$130,695

Income:
Net income (loss)	$878	$6,223	$770	$(14,465)	$10,657

Diluted earnings (loss) per share	$0.04	$0.36	$0.05	$(0.92)	$0.66

Dividends per share	None	None	None	None	None
Total assets	$474,273	$279,968	$265,839	$252,041	$276,218

Long-term obligations	$114,442	$113,125	$118,306	$118,532	$123,172

	Quarter Ended
Quarterly Data	March 31	June 30	Sept. 30	Dec. 31
	(unaudited)
2004
Revenues	$40,213	$50,518	$46,432	$55,913
Net income (loss)	$1,181	$2,322	$1,242	$(3,867)
Per share amounts (basic):
Net income (loss)	$0.06	$0.11	$0.06	$(0.14)
Weighted average shares outstanding	18,670	20,679	20,680	27,534
Per share amounts (diluted):
Net income (loss)	$0.06	$0.11	$0.06	$(0.14)
Weighted average shares outstanding	18,873	20,952	21,013	27,534

2003
Revenues	$40,852	$36,911	$39,559	$43,071
Net income	$1,827	$1,324	$775	$2,297
Per share amounts (basic):
Net income	$0.11	$0.08	$0.05	$0.13
Weighted average shares outstanding	17,074	17,325	17,145	17,081
Per share amounts (diluted):
Net income	$0.11	$0.08	$0.04	$0.13
Weighted average shares outstanding	17,223	17,574	17,366	17,306

In the fourth quarter of 2004, we incurred $1 million of costs related to the Prime and HSS merger. These costs primarily included certain severance cost of Prime employees, costs related to our new HealthTronics branding and certain costs for exiting board members primarily for the cashless exercise of stock options. We also accrued $1.9 million of costs related to our discretionary bonus plan. We also incurred costs totaling $6 million related to closing of our manufacturing plants in Carlisle, Pennsylvania and Sanford, Florida. In connection with completing this process, we also reorganized our division management and culled backlog of commitments based on revised cost structure and resources, which resulted in a write-down of work in process for projects that would be unprofitable and raw materials for product lines which we are discontinuing.

During 2002, we recognized an impairment of approximately $17 million related to the disposal of our refractive vision operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related hospital contract. During the year ended December 31, 2001, we recognized a charge totaling $44.6 million, of which $8.2 million relates to minority interest, leaving a net impact to us of $36.4 million, all but $2.5 million of which was non-cash. Of this amount, approximately $21.6 million was for our impairment of goodwill associated with acquisitions made in the refractive vision segment during 1999 and 2000, $4.4 million related to a loss on our sale of a Kansas City refractive center, $3.8 million related to recognizing impairments of certain lithotripsy assets, $3.8 million related to an increase in reserves on lithotripsy receivables, net of the related minority interest portion of the increased reserves of $8.2 million, and $2.5 million for the severance of certain contractual obligations. We based our increase in reserves on certain lithotripsy receivables on negotiated settlements with hospitals and on additional information now available to us from a full year’s operations of our new receivables system, which was placed in service in late 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995 about us that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document are forward-looking statements. Although we believe that in making such statements our expectations are based on reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those discussed under “Risk Factors,” could affect the future results of the health care industry in general, and us in particular, and could cause those results to differ materially from those expressed in such forward-looking statements.

•	unexpected difficulties in integrating the operations of Prime and HSS;

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	uncertainties in our establishing or maintaining relationships with physicians and hospitals;

•	the impact of current and future laws and governmental regulations;

•	uncertainties inherent in third party payors’ attempts to limit health care coverages and levels of reimbursement;

•	the effects of competition and technological changes;

•	the availability (or lack thereof) of acquisition or combination opportunities; and

•	general economic, market or business conditions.

General

We provide healthcare services and manufacture medical devices, primarily to the urology community, as well as design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Urology. Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2004, physicians who are affiliated with us used our lithotripters to perform approximately 36,700 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

We have two types of contracts, retail and wholesale, that we enter into in providing our lithotripsy services. Retail contracts are contracts where we contract with the hospital and private insurance payors. Wholesale contracts are contracts where we contract only with the hospital. The two approaches functionally differ in that, under a retail contract, we generally bill for the entire non-physician fee for all patients other than governmental pay patients, for which the hospital bills the non-physician fee. Under a wholesale contract, the hospital generally bills for the entire non-physician fee for all patients. In both cases, the billing party contractually bears the costs associated with the billing service, including pre-certification, as well as non-collection. The non-billing party is generally entitled to its fees regardless of whether the billing party actually collects the non-physician fee. Accordingly, under the wholesale contracts where we are the non-billing party, the hospital generally receives a greater proportion of the total non-physician fee to compensate for its billing costs and collection risk. Conversely, under the retail contracts where we generally provide the billing services and bear the collection risk, we receive a greater proportion of the total non-physician fee.

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $1,900 and $2,100, respectively, for 2004 and 2003. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we use a technology called transurethral microwave therapy, a process in which heat therapy is used to treat the enlarged prostate, or we may use a green light laser. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

We also, through Medstone International, Inc., our wholly-owned subsidiary, manufacture, sell and maintain lithotripters, and market fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics.

Although, for the years ended December 31, 2004 and 2003, manufacturing revenue was higher than urology revenue, the operating margins on urology revenue have been, historically, much higher than on manufacturing revenue. We recognize urology revenue primarily from the following sources:

•	Fees for urology services. A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. (For a further discussion on our partnerships, see “Urology” and “Government Regulation and Supervision” in Part I.) The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. Benign prostate disease and prostate cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. These services are also primarily performed through limited partnerships, which we manage.

•	Fees for operating our lithotripters. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and receive a management fee for performing these services. In addition, we provide equipment maintenance services to our partnerships and supply them with other consumables.

•	Fees for equipment sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. In addition to the original sales price we receive for lithotripter sales, we receive a licensing fee for each patient treated from the owner of the lithotripter. In exchange for this licensing fee, we also provide the owner of the lithotripter with certain consumables.

Specialty Vehicle Manufacturing. We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and postitron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

A significant portion of our revenue has been derived from our manufacturing operations. Manufacturing revenue is recognized at the time we fulfill the terms of the contract under which we have sold the equipment.

Recent Developments

On November 10, 2004, Prime and HSS completed the merger of Prime with and into HSS. HealthTronics was the surviving corporation in the merger. Immediately following the merger, Prime’s stockholders owned approximately 62% of the outstanding shares of HealthTronics common stock, and Prime’s directors and senior management represented a majority of the combined company’s directors and senior management. As a result, Prime was deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) was allocated to the tangible and intangible net assets of HSS based on their fair values, and the net assets of HSS were recorded at their fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed were deemed to be those of HealthTronics because HealthTronics was the surviving legal entity.

In 2004, we decided to divest our Orthopaedics business unit. We continue to believe that our infrastructure, installed base, and the clinical benefits of a physician-directed, high energy product have a distinct advantage in the marketplace. However, the resources required to fully develop this market would detract from our focused efforts to improve our other core business lines and efficiently integrate the Prime and HSS operations. We intend to maintain our managerial commitments to our partnerships and continue to provide maintenance, parts and consumables to the installed base until a sale is consummated.

In March 2005, we announced the marketing of a new $50 million revolving credit facility, due 2010, and a new $125 million senior secured term loan B, due 2011. The proceeds of this new debt will be used to refinance our 8.75% notes and the outstanding indebtedness under our existing senior credit facility, which as of December 31, 2004 was $32 million. In preparation for market, we sought and received ratings on this anticipated debt transaction. Moody’s assigned a Ba3 rating to the proposed $175 million secured debt and upgraded its senior implied rating to Ba3 from Ba. Standard & Poor’s assigned a BB-senior debt rating and “3” recovery rating to the proposed $50/$125 million facility. We anticipate completion of this refinancing on or about April 1, 2005.

In early March 2004, HSS purchased HMT Holding AG, or HMT Holding. HMT Holding owns a controlling interest in HMT High Medical Technologies, AG, or HMT, which manufactures the OssaTron, the LithoTron, the LithoDiamond and other equipment. On January 7, 2005, we entered into a waiver and amendment of our senior credit facility. Pursuant to the terms of the waiver and amendment, HealthTronics GmbH, HMT Holding, HMT, HMT High Medical Technologies (Deutschland) GmbH, HMT High Medical Technologies (USA) Inc., HMT High Medical Technologies (Japan) Co. Ltd., HMT High Medical Technologies SRL [Italy], HMT do Brasil, High Medical Technologies (UK) Ltd., and HMT Components AG (collectively, the “HMT Entities”) are excluded from the definition of “Subsidiaries” under the credit agreement. As a result, the representations and warranties, covenants, and other provisions of the credit agreement will no longer apply to the HMT Entities. The waiver and amendment is given in connection with our decision in 2004 to no longer fund HMT AG as part of our plan to rationalize its acquired manufacturing activities. HMT AG, of which we own less than 50% of the economic interests, has filed for relief under Swiss insolvency laws.

In February 2004, we acquired Medstone International, Inc. (“Medstone”) for approximately $19 million. Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave lithotripsy, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. For the year ended December 31, 2003, Medstone had revenue of $21 million, comprised of $15 million in service revenue and $6 million in equipment sales.

In July 2003, we entered into a letter agreement with each of two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles. Under these two letter agreements, each minority interest owner was entitled to require that we repurchase up to approximately 365,000 shares (for a total of approximately 730,000 shares) of our common stock that we issued in connection with our repurchase of their interests in AK Specialty Vehicles. Each such “put” right could only be exercised in three equal increments of approximately 121,360 shares in July 2003, June 2004 and June 2005 at per share purchase prices of $7.05, $7.12 and $7.19, respectively. Both individuals exercised their right in July 2003 and, consequently, we purchased 242,716 shares under these letter agreements for approximately $1.7 million. We recorded $1.2 million as treasury stock based on the closing price of our stock on the date of repurchase and the remaining $498,000 was recorded as compensation expense. The remaining obligations under these agreements were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 and resulted in an estimated liability and related compensation expense of approximately $850,000 as of December 31, 2003. During 2004, both individuals sold their holdings in our common stock and we have no further obligation relating to the “puts”.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have two reporting units, urology and manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of December 31, 2004, we had goodwill of $296 million.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the substantial ability to remove the general partner. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Our total revenues increased $32,683,000 (20%) as compared to the same period in 2003. Revenues from our urology operations increased by $26,642,000 (44%) due to the acquisition of Medstone during February 2004 and the Prime-HSS merger during November 2004. The actual number of procedures performed for the year ended December 31, 2004 increased by 8,629,000 (31%) compared to the same period in 2003 primarily due to the Medstone and HealthTronics transactions. Average revenue per procedure decreased 8% from prior year because procedures from our Medstone acquisition have a lower average rate. For the year ended December 31, 2004, actual Medstone revenues from the acquisition date forward totaled $10.2 million on 5,302 procedures and 17,614 procedures generating per use license fees from the lithotripter sales. We also had $5.3 million in Medstone equipment sales. Revenue from the Prime-HSS merger date forward totaled $11.3 million on 4,900 procedures from the HSS entities. Revenues from our organic operations were down approximately $200,000 as compared to same period of 2003. Our manufacturing revenues increased $6,127,000 (6%) due to a significant increase in the average price per unit. The increase in price per unit is the result of an increase in the sale of command and control units, which usually have a significantly higher sales price. The total number of units actually shipped decreased from 391 during the year ended December 31, 2003 to 360 in the same period in 2004.

Our costs of services and general and administrative expenses increased from 78% to 80% of our revenues. Our cost of services associated with our urology operations increased $15,524,000 (63%) in absolute terms and increased from 41% to 46% of our urology revenues. All of these increases relate to costs of services associated with our newly acquired Medstone operations, which totaled $11.3 million, and the HSS operations, which totaled $7 million. Our costs related to organic operations actually decreased $2.8 million primarily due to reduced personnel cost and a decrease in legal costs due to the hiring of an internal legal department in early 2004. Our cost of services associated with our manufacturing operations increased $12,715,000 (14%) in absolute terms and increased from 90% to 97% of our manufacturing revenues. These costs increased due to both the additional revenue noted above and certain costs related to closing two of our manufacturing plants. In the fourth quarter of 2004, we completed the closing of these two plants and also decided to discontinue certain product lines which were not profitable. As a result we accrued for losses on several contracts still in production and wrote-off selected raw materials. Our corporate expenses increased from 2% to 3% of revenues, increasing $1,312,000 (36%) in absolute terms.

Depreciation and amortization expense increased $883,000 for the year ended December 31, 2004 compared to the same period in 2003. This increase relates to several lithotripsy units becoming fully depreciated in late 2003 and early 2004 as well as certain computer equipment installed in our central business office in late 2000, offset by an increase in depreciation expense from our newly acquired Medstone and HSS equipment.

Minority interest in our consolidated income increased $9,497,000 compared to the same period in 2003. This increase is consistent with the increase in income from our urology segment.

Provision for income taxes for the year ended December 31, 2004 decreased $2,333,000 compared to the same period in 2003 and is consistent with the decrease in our taxable income in 2004.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Our total revenues decreased $9,543,000 (6%) as compared to the same period in 2002. Revenues from our lithotripter operations decreased by $9,885,000 (14%). Average revenue per procedure decreased 5% from prior year, but has remained consistent for all four quarters in 2003 and we believe it should continue at these levels in 2004. The actual number of procedures performed for the year ended December 31, 2003 decreased by 9% from 30,800 in 2002 to 28,100 in 2003. The most significant decreases totaling approximately $6.1 million in revenue related to lost contracts in Florida and Alabama. These lost contracts related primarily to the elimination of the Certificate for Need Law in Alabama where we had a significant competitive advantage prior to the change. Our manufacturing revenues increased by $10,202,000 (11%) primarily due to our acquisition of Frontline Communications during May 2002, Smit Mobile Equipment in July 2002, ABC in January 2003 and Winemiller in February 2003. The actual increase in revenues attributable to the acquisitions was $28.8 million, partially offset by an $18 million decrease in revenue in our mobile medical device business. Although we have maintained our dominant market share in this business, we have been negatively impacted by the slow down in demand for high end imaging devices. Our RVC revenues decreased $10,143,000 (100%) as we fully disposed of these operations in late 2002.

Our costs of services and general and administrative expenses decreased from 80% to 78% of our revenues, primarily due to a $17.7 million impairment recorded in 2002 related primarily to our refractive operations as discussed below. Our cost of services associated with our lithotripsy operations decreased $1,742,000 (7%) in absolute terms but increased from 38% to 41% of our lithotripsy revenues due to a decrease in revenues noted above applied to a primarily fixed cost base. The actual decrease in costs of services relates primarily to reduced personnel costs from an actual reduction in headcount in direct service personnel. Our cost of services associated with our manufacturing operations increased $15,438,000 (21%) in absolute terms and increased from 83% to 90% of our manufacturing revenues due to increased sales and costs related to our acquisitions and a $1,348,000 charge related to stock buyback agreements discussed more fully in the “Recent Developments” section. The remaining decrease in margins is primarily attributable to a shift in product mix from the mobile device business to the broadcast and media industry products which have lower operating margins. Cost of services associated with our RVC operations decreased $8,088,000 (100%) as we fully disposed of these operations in late 2002. Our corporate expenses remained constant at 2% of revenues, decreasing $65,000 (2%) in absolute terms, as we continue to grow without adding a disproportionately higher amount of corporate expenses.

Depreciation and amortization expense increased $392,000 for the year ended December 31, 2003 compared to the same period in 2002 due primarily to the acquisition of Winemiller and ABC during 2003.

In the third quarter of 2002, we recognized an impairment of approximately $17 million related to the disposal of our RVC operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related revenue contracts.

Our other expenses decreased $1,594,000 from 2002 to 2003, primarily due to a $706,000 decrease in interest expense and $812,000 decrease in loan fees related to our senior credit facility.

Minority interest in our consolidated income decreased $4,239,000 compared to the same period in 2002, as a result of a decrease in income from our lithotripsy segment.

Our income tax expense for 2003 increased $2,642,000 over 2002 due to an increase in taxable income partially offset by a decrease in our effective tax rate.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $21,960,000 and $9,780,000 at December 31, 2004 and 2003, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2004 and 2003, our subsidiaries distributed cash of approximately $25,896,000 and $21,618,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $34,192,000 for the year ended December 31, 2004 and $37,272,000 for the year ended December 31, 2003. From 2003 to 2004, fee and other revenue collected increased by $48,503,000 due primarily to the Medstone and HSS mergers previously discussed and a $12.8 million decrease in accounts receivable for our manufacturing segment. Cash paid to employees, suppliers of goods and others increased by $43,587,000. These fluctuations are attributable to increased operations and inventories primarily in our manufacturing segment as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $2,005,000 was due primarily to our increase in the line of credit balance. Taxes refunded decreased $6,000,000 from 2003 to 2004.

Cash used by our investing activities for the year ended December 31, 2004, was $3,773,000. We received $4,220,000 from the Medstone and HSS mergers. We purchased equipment and leasehold improvements totaling $9,909,000. Cash used by our investing activities for the year ended December 31, 2003, was $19,889,000 primarily due to $13,535,000 used in our acquisitions of ABC and Winemiller. We purchased equipment and leasehold improvements totaling $6,011,000.

Cash used in our financing activities for the year ended December 31, 2004, was $18,239,000, primarily due to distributions to minority interests of $25,896,000 partially offset by net borrowings on notes payable of $6,872,000. Cash used in our financing activities for the year ended December 31, 2003, was $27,777,000, primarily due to distributions to minority interests of $21,618,000 and net payments on notes payable of $4,682,000 and purchases of treasury stock of $1,214,000.

Accounts receivable as of December 31, 2004 has increased $2,997,000 from December 31, 2003. This increase is primarily related to an increase in receivables in urology from our newly acquired Medstone and HSS operations partially offset by a $12.8 million decrease from our manufacturing segment. Bad debt expense was less than $100,000 for the year ended December 31, 2004 compared to approximately $200,000 for the same period in 2003.

Inventory as of December 31, 2004 totaled $30,332,000 and increased $9,044,000 from December 31, 2003. This increase relates primarily to work in process in our manufacturing segment and newly acquired inventory from the Medstone and HSS mergers. Total backlog for the manufacturing segment was $24,579,000 and $29,041,000 as of December 31, 2004 and 2003, respectively.

Senior Credit Facility

Our senior credit facility is a revolving line of credit, and it expires on July 25, 2005. The revolving line of credit has a borrowing limit of $50 million, $32 million of which was drawn at December 31, 2004 and February 28, 2005. Our senior credit facility contains covenants that, among other things, limit the payment of cash dividends on our common stock, limit repurchases of our common stock, restrict the amount of our consolidated debt, restrict our ability to make certain loans and investments, and provide that we must maintain certain financial ratios. As of December 31, 2004, we were not in compliance with two financial ratios, “Total Net Funded Debt to Adjusted EBITDA” and “Total Debt Service Coverage”. The maximum permitted ratios were 3.50 to 1 and 1.75 to 1, respectively, and our ratios as of December 31, 2004 was 4.67 to 1 and 1.22 to 1, respectively. We received a waiver of this noncompliance from the lenders under our credit facility and, as a result, there was no material impact on us.

8.75% Notes

In addition, we have $100 million of unsecured senior subordinated notes. The notes bear interest at 8.75% and interest is payable semi-annually on April 1st and October 1st. Principal is due April 2008.

The indenture governing our 8.75% notes contains covenants that, among other things: (1) limit the incurrence of additional indebtedness; (2) limit certain investments; (3) limit restricted payments; (4) limit the disposition of assets; (5) limit the payment of dividends and other payment restrictions affecting subsidiaries; (6) limit transactions with affiliates; (7) limit the creation of liens; and (8) restrict mergers, consolidations and transfers of assets. In the event of a change of control under the indenture, we will be required to make an offer to repurchase the 8.75% notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of the repurchase.

The 8.75% notes are unsecured general obligations and are subordinated in right of payment to all our existing and future senior indebtedness and are guaranteed by our subsidiaries on a full, unconditional, joint and several basis.

Refinancing of Senior Credit Facility and 8.75% Notes

Also in March 2005, we announced the marketing of a new $50 million revolving credit facility, due 2010, and a new $125 million senior secured term loan B, due 2011. The proceeds of this new debt will be used to refinance our 8.75% senior subordinated notes and the outstanding indebtedness under our existing senior credit facility, which as of December 31, 2004 was $32 million. In preparation for market, we sought and received ratings on this anticipated debt transaction. Moody’s assigned a Ba3 rating to the proposed $175 million secured debt and upgraded its senior implied rating to Ba3 from Ba. Standard & Poor’s assigned a BB-senior debt rating and “3” recovery rating to the proposed $50/$125 million facility. We anticipate completion of this refinancing on or about April 1, 2005.

Other

Interest Rate Swap. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. As of December 31, 2004, approximately $611,000 in proceeds from these swaps was capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

Other long term debt. At December 31, 2004, we had approximately $3.8 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November, 2006. We also had notes totaling $13.6 million as of December 31, 2004 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At December 31, 2004, we had an obligation totaling $1,050,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2004, as part of our Medstone acquisition, we had and obligation totaling $642,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $425,000 related to payments to two previous employees. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

Stock Repurchases. During 1998, Prime announced a stock repurchase program of up to $25.0 million of its common stock. In February 2000, Prime announced an increase in the authorized repurchase amount from $25.0 million to $35.0 million and in January 2001 Prime increased this amount to $45.0 million. Prime did not repurchase any of its common stock during 2004, 2003 or 2002. Under this repurchase program, Prime had purchased 3,820,200 shares of its stock for a total cost of $32,524,000. These shares were retired in August 2002 and no additional shares have been purchased under the program. We currently have no stock repurchase program.

General

The following table presents our contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$150,058	$39,754	$9,156	$101,148	—
Operating Leases (2)	13,723	3,182	5,123	2,802	$2,616
Non-compete contracts (3)	2,117	700	1,208	209	—

Total	$165,898	$43,636	$15,487	$104,159	$2,616

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $1,050 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $642 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $283 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $142 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2004 are payable as follows:

($ in thousands)
2005	$39,754
2006	7,141
2007	2,014
2008	100,845
2009	304
Thereafter	—

Total	$150,058

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial competitive, legislative, regulatory and other factors discussed under “Risk Factors” under Part I. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

We intend to increase our lithotripsy operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our manufacturing operations through acquisitions, expanding our product lines and by selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

Based upon the current level of our operations and anticipated cost savings and revenue growth, we believe that cash flows from our operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet our future liquidity needs both for the short term and for at least the next several years. However, there can be no assurance that our business will generate sufficient cash flows from operations, that we will realize our anticipated revenue growth and operating improvements or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Inflation

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, our third quarter of next year. We are evaluating the impact of the new standard and the method and timing of adoption.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. FIN 46 was subsequently revised and reissued in December 2003. The reissued guidance requires implementation by March 31, 2004. The application of this Interpretation did not have a material effect on our consolidated financial statements.

ITEM 7. A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2004, we had long-term debt (including current portion) totaling $150,058,000, of which $100 million has a fixed rate of interest of 8.75%, $8,096,000 has fixed rates of 1% to 11%, $3,827,000 bears interest at a variable rate equal to a specified prime rate, and $37,524,000 bears interest at a variable rate equal to LIBOR + 2 to 3.5% . The remaining $611,000 relates to interest rate swaps which are discussed below. We are exposed to some market risk due to the floating interest rate debt totaling $41,351,000. We make monthly or quarterly payments of principal and interest on $9,351,000 of the floating rate debt. An increase in interest rates of 1% would result in a $413,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which is designated as a fair value hedge pursuant to the provisions of FAS No. 133 and FAS No. 138. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which are designated as fair value hedges. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

At December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

The scope of our management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for HSS, a material business acquired on November 10, 2004. HSS revenues were $11.3 million and HSS assets were $53.6 million for the year ended December 31, 2004. We plan to fully integrate HSS into our systems and internal controls in 2005. As of December 31, 2004, this system integration process had not begun.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting. The report of KPMG LLP is contained in Appendix A to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On March 11, 2005, we entered into a waiver and amendment, to be effective as of December 31, 2004, of our existing senior credit facility, pursuant to which the lenders thereto waived our compliance with two financial ratios, “Total Net Funded Debt to Adjusted EBITDA” and “Total Debt Service Coverage”, as of December 31, 2004. The waiver and amendment is filed as an exhibit to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

		The information required by this item is contained in Appendix A attached hereto.

	2.	Financial Statement Schedules.

		Schedule II-Valuation and Qualifying Accounts.

(b)	Exhibits. (1)

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Annex D to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Annex E to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004)

4.1	Specimen of Common Stock Certificate. (Filed as an Exhibit to the HHS Registration Statement on Form S-4 (Registration No. 33-56900))

10.1	Rights Agreement dated October 18, 1993 between the Company and American Stock Transfer and Trust Company. (Filed as an Exhibit to the Current Report on Form 8-K of Prime dated October 18, 1993)

10.2	Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (Filed as an Exhibit to the Current Report on Form 8-K of Prime dated October 18, 1993)

10.3	Indenture Agreement dated March 27, 1998 between Prime Medical Services, Inc. and State Street Bank and Trust Company of Missouri, N.A. (Filed as an Exhibit to the Quarterly Report on Form 10-Q of Prime for the period ended June 30, 1998)

10.4*	Executive Employment Agreement dated November 1, 2000 by and between Prime Medical Services, Inc. and Brad A. Hummel. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2000)

10.5	Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31,2001)

10.6	Asset Purchase and Sale Agreement dated May 31, 2002 between Frontline Communications and Prime Kidney Stone Treatment, Inc. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2002)

10.7	Share Transfer Agreement dated September 30, 2002 between Prime Medical Services, Inc., AK Specialty Vehicles B.V. and J.W. Smit Holding B.V. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2002)

10.8	Fifth Amended and Restated Loan Agreement dated July 26, 2002 for $50,000,000 Revolving Credit Loan between Prime Medical Services, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and Bank One, N.A. as Documentation Agent and the Lenders Named Therein. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2002)

10.9*	Amended and Restated 1993 Stock Option Plan, as amended June 18, 2002. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2002)

10.10*	Prime Medical Services, Inc., 2003 Stock Option Plan (Incorporated by reference to Annex D of the Rule 424(b)(3) joint proxy statement/prospectus, dated January 7, 2004, filed by Prime with the SEC on January 8, 2004)

10.11*	HealthTronics 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to HealthTronics’ current report on Form 8-K filed on January 25, 2005)

10.12	Merger Agreement dated January 1, 2003 by and among Prime Medical Services, Inc., ABC Merger, Inc. and Aluminum Body Corporation. (Filed as an Exhibit to the Quarterly Report on Form 10-Q for Prime for the period ended September 30, 2003)

10.13	Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated Loan Agreement dated August 15, 2003. (Filed as an Exhibit to the Quarterly Report on Form 10-Q for Prime for the period ended September 30, 2003)

10.14	Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated Loan Agreement dated November 10, 2003. (Filed as an Exhibit to the Quarterly Report on Form 10-Q for Prime for the period ended September 30, 2003)

10.15	Entity Interest Agreement between HealthTronics, Inc. and USL (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.16	Entity Interest Agreement between HealthTronics, Inc. and USL (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.17	Distributorship Agreement between HealthTronics, Inc. and USL and amendments thereto (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.18	Patent License Agreement dated June 3, 1995 between OssaTronics, Inc. and HMT High Medical Technologies GmbH along with amendments thereto (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.19	Patent Purchase Agreement between VISSH Voennomedicinsky Institute and HMT (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.20	U.S. Patent Number 4,979,501 for a method and an apparatus for medical treatment of the pathological state of bones (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.21	Provisional Patent Application for the use of acoustic shock waves in the treatment of medical, dental and veterinary conditions (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.22	U.S. Patent Number 5,595,178 for a system and an apparatus for treatment of degenerative bone (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.23	Second Amendment to Patent License Agreement (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.24	Distributorship and Manufacturing Agreements between HealthTronics and HMT for both the OssaTron(R) (11/22/94) and the LithoTron(R) (1/24/96) and amendments to both agreements dated March 1, 1996 and August 7, 1996 (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.25	Agreement dated February 15, 1995 between OssaTronics, Inc., John Warlick, Argil Wheelock, MD, Karl-Heinz Restle and Scott A. Cochran (Filed as an Exhibit to HSS Registration Statement on Form SB-2, Reg. No. 333-66977).

10.26	Manufacturing Agreement dated June 20, 1996 between HealthTronics and HMT (Filed as an Exhibit to Form SB-2, Reg. No. 333-66977).

10.27	Lease Agreement between HealthTronics and Prucrow Industrial Properties, L.P. dated January 27, 2000 (Filed as an Exhibit to HSS Quarterly Report on Form 10-QSB filed May 15, 2000).

10.28	First Amendment to Lease Agreement dated December 30, 2002 between HealthTronics and LIT PC, L.P. (Filed as an Exhibit to HSS Annual Report on Form 10-K filed March 26, 2003).

10.29	Second Amendment to Lease Agreement dated February 21, 2003 between HealthTronics Surgical Services, Inc. and LIT PC, L.P. (Filed as an Exhibit to HSS Annual Report on Form 10-K filed March 26, 2003).

10.30*	Deferred Compensation Plan for HealthTronics Surgical Services, Inc. adopted January 1, 2004 (Filed as an Exhibit to HSS Annual Report on Form 10-K filed March 15, 2004).

10.31	Distribution Agreement between HT Prostate Therapy Management Company, LLC, EDAP TMS, S.A., EDAP S.A. and Technomed Medical Systems, S.A. dated February 5, 2004 (Filed as an Exhibit to HSS Quarterly Report on Form 10-Q/A filed September 2, 2004) (portions of this agreement have been omitted and marked confidential [*****] and filed separately with the Commission).

10.32	Distribution Agreement with CroGenic Technology LLC and CryoMed Group, Ltd., dated June 7, 2004 (Filed as Exhibit 10.21 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102)).

10.33*	Form of Board Service and Release Agreement by and between HealthTronics and Argil J. Wheelock, M.D. (Filed as Exhibit 10.22 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.34	Form of Severance and Non-Competition Agreement by and between HealthTronics and Martin J. McGahan. (Filed as Exhibit 10.23 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.35	Form of Severance and Non-Competition Agreement by and between HealthTronics and Ted S. Biderman. (Filed as Exhibit 10.24 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.36*	Board Service, Amendment and Release Agreement by and between HealthTronics and Kenneth S. Shifrin (Incorporated by reference to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.37	Waiver and Amendment of Certain Provisions of the Fifth Amended and Restated Loan Agreement, dated January 7, 2005 (Incorporated by reference to Exhibit 99.1 of HealthTronics’ Current Report on Form 8-K filed on January 11, 2005)

10.38	Waiver of Certain Provisions of the Fifth Amended and Restated Loan Agreement, dated February 10, 2005 (Incorporated by reference to Exhibit 99.1 of HealthTronics’ Current Report on Form 8-K filed on February 11, 2005)

10.39*	HSS Stock Option Plan - 2002 (Incorporated by reference to Exhibit 10.1 of HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)

10.40*	HSS Stock Option Plan - 2001 (Incorporated by reference to Appendix A to HSS’ proxy statement filed with the SEC on April 18, 2001)

10.41*	HSS Stock Option Plan - 2000 (Incorporated by reference to Appendix A to HSS’ proxy statement filed with the SEC on April 25, 2000)

10.42*	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)

10.43*	Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)

10.44	Waiver of Certain Provisions of the Fifth Amendment and Restated Loan Agreement, dated March 11, 2005 (Filed herewith)

10.45*	Executive Employment Agreement, dated April 1, 2002, by and between Prime and John Q. Barnidge (Filed herewith)

10.46*	Executive Employment Agreement, dated March 1, 2004, by and between Prime and James S. B. Whittenburg (Filed herewith)

12	Computation of ratio of earnings to fixed charges. (Filed herewith)

21.1	List of subsidiaries of the Company. (Filed herewith)

23.1	Consent of KPMG LLP. (Filed herewith)

31.1	Certification of Chief Executive Officer (Filed herewith)

31.2	Certification of Chief Financial Officer (Filed herewith)

32.1	Certification of Chief Executive Officer (Filed herewith)

32.2	Certification of Chief Financial Officer (Filed herewith)

*	Executive compensation plans and arrangements.
(1)	The exhibits listed above will be furnished to any security holder upon written request for such exhibit to John Q. Barnidge, HealthTronics, Inc., 1301 Capital of Texas Highway, Suite 200B, Austin, Texas 78746. The Securities and Exchange Commission (the “SEC”) maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at “http://www.sec.gov”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME MEDICAL SERVICES, INC.

By:	/s/ Brad A. Hummel
Brad A. Hummel, President and Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Argil J. Wheelock, M.D.
Argil J. Wheelock, M.D.
Chairman of the Board

Date: March 11, 2005

By:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin
Vice - Chairman of the Board

Date: March 11, 2005

By:	/s/ Brad A. Hummel
Brad A. Hummel
President and Chief Executive
Officer (Principal Executive Officer)

March 11, 2005

By:	/s/ John Q. Barnidge
John Q. Barnidge
Senior Vice President,
and Chief Financial Officer (Principal
Financial and Accounting Officer)

Date: March 11, 2005

By:	/s/ Scott A. Cochran
Scott A. Cochran, Director

Date: March 11, 2005

By:	/s/ R. Steven Hicks
R. Steven Hicks, Director

Date: March 11, 2005

By:	/s/ Donny R. Jackson
Donny R. Jackson, Director

Date: March 11, 2005

By:	/s/ Timothy J. Lindgren
Timothy J. Lindgren, Director

Date: March 11, 2005

By:	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

Date: March 11, 2005

By:	/s/ William A. Searles
William A. Searles., Director

Date: March 11, 2005

By:	/s/ Perry M. Waughtal
Perry M. Waughtal

Date: March 11, 2005

APPENDIX A

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and subsidiaries (HealthTronics) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthTronics and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth herein.

As discussed in Notes B and C to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangibles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HealthTronic’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/:KPMG LLP

Austin, Texas
March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HealthTronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HealthTronics, Inc. (HealthTronics or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HealthTronics maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired HealthTronics Surgical Services, Inc. during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, HealthTronic’s internal control over financial reporting associated with total assets of $53.6 million and total revenues of $11.3 million included in the consolidated financial statements of HealthTronics and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of HealthTronics also excluded an evaluation of the internal control over financial reporting of HealthTronics.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthTronics and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/:KPMG LLP

Austin, Texas
March 15, 2005

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
($ in thousands, except per share data)	2004	2003	2002
Revenue:
Urology	$87,058	$60,416	$70,301
Manufacturing	105,082	98,955	88,753
Refractive	—	—	10,143
Other	936	1,022	739

Total revenue	193,076	160,393	169,936

Cost of services and general and administrative expenses:
Urology	40,315	24,791	26,533
Manufacturing	102,239	89,524	74,086
Refractive	—	—	8,088
Corporate	4,911	3,599	3,664
Impairment and other costs	—	—	17,740
Depreciation and amortization	7,946	7,063	6,671

	155,411	124,977	136,782

Operating income	37,665	35,416	33,154

Other income (expenses):
Interest and dividends	328	313	237
Interest expense	(9,778)	(8,991)	(9,697)
Loan fees	—	(257)	(1,069)

	(9,450)	(8,935)	(10,529)

Income from continuing operations before provision for income taxes and minority interest	28,215	26,481	22,625

Minority interest in consolidated income	27,088	17,591	21,830

Provision for income taxes	334	2,667	25

Income from continuing operations	793	6,223	770

Income from discontinued operations, net of $35 tax	85	—	—

Net income	$878	$6,223	$770

Basic earnings per share:
Income from continuing operations	$0.04	$0.36	$0.05
Discontinued operations	—	—	—

Net income	$0.04	$0.36	$0.05

Weighted average shares outstanding	21,903	17,157	16,352

Diluted earnings per share:
Income from continuing operations	$0.04	$0.36	$0.05
Discontinued operations	—	—	—

Net income	$0.04	$0.36	$0.05

Weighted average shares outstanding	22,201	17,367	16,621

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$21,960	$9,780
Accounts receivable, less allowance for doubtful accounts of $513 in 2004 and $512 in 2003	30,242	27,245
Other receivables	447	795
Deferred income taxes	17,295	8,385
Prepaid expenses and other current assets	2,259	1,617
Inventory	30,332	21,288

Total current assets	102,535	69,110

Property and equipment:
Equipment, furniture and fixtures	51,383	40,161
Building and leasehold improvements	17,638	11,235

	69,021	51,396

Less accumulated depreciation and amortization	(26,678)	(27,440)

Property and equipment, net	42,343	23,956

Assets held for sale	16,169	—
Other investments	1,820	3,088
Goodwill, at cost	296,454	177,974
Intangible assets	7,307	1,116
Other noncurrent assets	7,645	4,724

	$474,273	$279,968

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
($ in thousands, except share data)	2004	2003
LIABILITIES

Current liabilities:
Current portion of long-term debt	$39,754	$3,345
Accounts payable	11,383	8,617
Accrued distributions to minority interests	8,429	6,908
Accrued expenses	19,263	10,137
Customer deposits	5,945	6,259

Total current liabilities	84,774	35,266

Liabilities held for sale	6,352	—
Deferred compensation liability	2,721	—
Long-term debt, net of current portion	110,304	111,728
Other long term obligations	1,417	1,397
Deferred income taxes	22,201	17,889

Total liabilities	227,769	166,280

Minority interest	29,277	7,077

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized in 2004 and 1,000,000 shares authorized in 2003; none outstanding	—	—
Common stock, no par value in 2004 and $.01 par value in 2003, 70,000,000 authorized in 2004, 40,000,000 shares authorized in 2003; 33,196,565 issued in 2004 and 17,324,585 issued in 2003; 33,196,565 outstanding in 2004 and 17,081,869 outstanding in 2003	179,510	173
Capital in excess of par value	—	70,813
Accumulated earnings	37,717	36,839
Treasury stock, at cost, 242,716 shares in 2003	—	(1,214)

Total stockholders’ equity	217,227	106,611

	$474,273	$279,968

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

	Issued Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Treasury Stock		Total
($ in thousands, except share data)	Shares	Amount			Shares	Amount
Balance, December 31, 2001	19,524,533	$195	$89,128	$29,846	(3,961,799)	$(33,693)	$85,476
Net income	—	—	—	770	—	—	770
Issuance of stock - deferred compensation	—	—	—	—	141,599	1,168	1,168
Retirement of treasury stock	(3,820,200)	(38)	(32,487)	—	3,820,200	32,525	—
Issuance of stock	1,047,517	10	9,308	—	—	—	9,318
Exercise of stock options including tax benefit of $365 on non-qualifying exercises	179,167	2	1,900	—	—	—	1,902

Balance, December 31, 2002	16,931,017	169	67,849	30,616	—	—	98,634
Net income	—	—	—	6,223	—	—	6,223
Purchase of treasury stock	—	—	—	—	(242,716)	(1,214)	(1,214)
Issuance of stock	393,568	4	2,964	—	—	—	2,968

Balance, December 31, 2003	17,324,585	173	70,813	36,839	(242,716)	(1,214)	106,611
Net income	—	—	—	878	—	—	878
Purchase of treasury stock	—	—	—	—	(140,250)	(704)	(704)
Retirement of treasury stock	(382,966)	(1,918)	—	—	382,966	1,918	—
Intrinsic value of stock options acquired	—	4,346	—	—	—	—	4,346
Conversion to no par common stock	—	88,959	(88,959)	—	—	—	—
Issuance of stock for acquisitions	16,107,279	87,412	17,891	—	—	—	105,303
Exercise of stock options	114,677	537	166	—	—	—	703
Exercise of stock warrants	32,990	1	89	—	—	—	90

Balance, December 31, 2004	33,196,565	$179,510	—	$37,717	—	—	$217,227

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$206,725	$158,222	$172,036
Cash paid to employees, suppliers of goods and others	(164,788)	(121,201)	(118,740)
Purchases of investments	—	—	(199)
Proceeds from sales and maturities of investments	—	—	811
Interest received	322	313	237
Interest paid	(9,876)	(7,871)	(10,110)
Taxes refunded	1,809	7,809	4,096

Net cash provided by operating activities	34,192	37,272	48,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	4,220	(13,535)	(17,354)
Escrow deposits	513	(995)	—
Purchases of equipment and leasehold improvements	(9,909)	(6,011)	(6,116)
Proceeds from sales of equipment	1,150	216	667
Discontinued operations	(153)	—	—
Distributions from investments	406	436	2,196

Net cash used in investing activities	(3,773)	(19,889)	(20,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, exclusive of interest	(28,120)	(25,751)	(14,134)
Borrowings on notes payable	34,992	21,069	12,312
Distributions to minority interest	(25,896)	(21,618)	(25,063)
Contributions by minority interest, net of buyouts	377	(263)	1,495
Exercise of stock options	408	—	1,537
Purchase of treasury stock	—	(1,214)	—

Net cash used in financing activities	(18,239)	(27,777)	(23,853)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,180	(10,394)	3,671

Cash and cash equivalents, beginning of year	9,780	20,174	16,503

Cash and cash equivalents, end of year	$21,960	$9,780	$20,174

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
($ in thousands)	2004	2003	2002
Reconciliation of net income to net cash provided by operating activities:
Net income	$878	$6,223	$770
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest in consolidated income	27,088	17,591	21,830
Depreciation and amortization	7,946	7,063	6,671
Provision for uncollectible accounts	71	582	405
Equity in earnings of affiliates	(425)	(113)	(692)
Provision for deferred income taxes	(522)	8,670	2,132
Stock buyback agreements	(816)	850	—
Impairment of goodwill and other assets	—	—	15,762
Proceeds from termination of interest rate swap	—	1,087	—
Other	(64)	(718)	1,184
Changes in operating assets and liabilities, net of effect of purchase transactions:
Investments	—	—	612
Accounts receivable	11,095	(3,663)	2,341
Other receivables	285	1,941	1,772
Other assets	(3,740)	1,908	1,811
Accounts payable	(5,270)	(456)	(2,115)
Accrued expenses	(2,334)	(3,693)	(4,352)

Total adjustments	33,314	31,049	47,361

Net cash provided by operating activities	$34,192	$37,272	$48,131

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
($ in thousands)	2004	2003	2002
SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:
Current liabilities increased by	$8,429	$6,908	$8,333
Minority interest decreased by	8,429	6,908	8,333

In 2004, the Company acquired two lithotripsy companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	20,621	—	—
Noncurrent assets increased by	42,638	—	—
Goodwill increased by	115,855	—	—
Current liabilities increased by	22,524	—	—
Other long-term obligations increased by	56,967	—	—
Deferred income taxes increased by	4,076	—	—
Stockholders’ equity increased by	106,739	—	—

In 2003, the Company acquired two manufacturing companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	—	8,379	—
Noncurrent assets increased by	—	809	—
Goodwill increased by	—	15,570	—
Current liabilities increased by	—	7,052	—
Other long-term obligations increased by	—	1,500	—
Deferred income taxes decreased by	—	246	—
Stockholders’ equity increased by	—	2,968	—

In 2002, the Company acquired the remaining minority interest in their manufacturing segment
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Noncurrent assets increased by	—	—	500
Goodwill increased by	—	—	4,376
Minority interest decreased by	—	—	3,459
Stockholders’ equity increased by	—	—	6,414

In 2002, the Company acquired two manufacturing companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	—	—	10,607
Noncurrent assets increased by	—	—	980
Goodwill increased by	—	—	15,929
Current liabilities increased by	—	—	9,476
Stockholders’ equity increased by	—	—	2,904

In 2002, 147,000 options were exercised into a deferred compensation plan.
Noncurrent liabilities (decreased) increased by	—	—	(1,168)
Stockholders’ equity increased (decreased) by	—	—	1,168

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND OPERATION OF THE COMPANY

On November 10, 2004, Prime Medical Services, Inc. (Prime) completed a merger with HealthTronics Surgical Services, Inc. (HSS) pursuant to which Prime merged with and into HSS, with HealthTronics, Inc. (HealthTronics) as the surviving corporation. Under the terms of that agreement, as a result of the merger, Prime’s stockholders received one share of HealthTronics common stock for each share of Prime’s common stock. Because Prime’s stockholders now own approximately 62% of the shares of HealthTronics common stock due to the merger, and because Prime’s directors and senior management represent a majority of the combined company’s directors and senior management, Prime was deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) was allocated to the tangible and intangible net assets of HSS based on their fair values, and the net assets of HSS were recorded at fair value as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed were deemed to be those of HealthTronics because HealthTronics is the surviving legal entity.

We now provide healthcare services and manufacture medical devices, primarily to the urology community, as well as manufacture and design specialty vehicles used for the transport of high technology medical and broadcast and communications equipment. During 2002, we completed our divestiture from the refractive vision correction industry.

We are headquartered in Austin, Texas and provide urology services in 39 states. Our manufacturing segment is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois; Clearwater, Florida; Oud Bierjland, Holland; and Riverside, California. We also operate a service and sales facility in Camberley, England.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships where we, as the general partner, exercise effective control, even though our ownership is less than 50%. The related partnership agreements provide for broad powers by the general partner. The limited partners do not participate in the management of the partnership and do not have the substantial ability to remove the general partner. In accordance with Financial Accounting Standards Board (FASB) Interpretation 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company determined that it does not have any significant variable interest entities. Investments in entities in which our investment is less than 50% ownership and we do not have significant control, are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. All significant intercompany accounts and transactions have been eliminated.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Investments

We classify our investments in debt and equity securities as trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The change in net unrealized holding gain or loss on trading securities was not material for the years ended December 31, 2004 and 2003.

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations.

Impairment of long-lived assets

We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. As of January 1, 2002, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We test for impairment of goodwill during the fourth quarter. We have two reporting units, urology and manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Our fees for urology services are recorded when the procedure is performed and are based on a contracted rate with a hospital (wholesale contract) or based on a contractual rate with commercial insurance carriers (retail contract), individual or state and federal health care agencies, net of contractual fee reduction. Licensing fees (which started with the acquisition of Medstone International, Inc. (“Medstone”) in February 2004) are recorded when the related lithotripsy procedure is performed on the equipment we sold to third parties; leasing fees and revenues from maintenance contracts are recorded monthly as the related services are provided; sales of consumable products are recorded when delivered to the related customer.

Sales of medical devices including related accessories (which started in February 2004 with the acquisition of Medstone) are recorded when delivered to the customer and any trial period ends. We have no material investment income generated from partnerships and agreements with physicians, dealerships, and hospitals that purchase equipment from the company or gains from partnership interest. Management fees from limited partnerships are recorded monthly when earned. There are no post-shipment obligations after revenue is recognized except a possible maintenance equipment contract. If the sale includes maintenance services over a period of time, we defer a portion of the sales price related to the maintenance services and recognize it over the contract period. Fair value of any undelivered elements is determined based on prices when the items are sold separately.

Revenues from the manufacture of trailers are recognized under the completed contract method, since all our contracts are of a short-term nature. Under this method, revenue and related expenses are not recognized until a project is completed. Costs incurred, which primarily consist of labor and materials, on uncompleted projected are capitalized as work in process. Provisions for estimated losses on uncompleted projected are made in the period in which the losses are determined.

Major Customers and Credit Concentrations

For the year ending December 31, 2004, we had no customers who exceeded 10% of consolidated revenues. A significant portion of our manufacturing revenues was from eight customers. Sales to these eight customers accounted for 34% of 2004 manufacturing revenue. For the year ending December 31, 2003, a significant portion of our manufacturing revenues were from nine customers. Sales to these nine customers accounted for 30% of 2003 manufacturing revenue. One customer accounted for 15% and 10% of manufacturing revenue in both 2004 and 2003, respectively.

Concentrations of credit risk with respect to cash relate to deposits held with banks in excess of insurance provided. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk. Concentrations of credit risk with respect to

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourself to have any significant concentrations of credit risk. At December 31, 2004, approximately 23% of accounts receivable relate to units operating in New York, 8% relate to units operating in Indiana, 8% relate to units operating in Texas, 7% relate to units located in Wisconsin, 6% relate to units located in Louisiana, 5% relate to units operating in Florida, 4% relate to units operating in Virginia, 4% relate to units operating in Georgia, and 6% relate to units located in California. At December 31, 2003, approximately 5% of accounts receivable relate to units operating in Texas, 3% relate to units located in Louisiana, 3% relate to units located in Virginia, and 3% relate to units located in California. In 2003 there were no operations in New York and accounts receivable related to units in Indiana were insignificant.

Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounts Receivable

Accounts receivable are recorded based on revenues, net of contractual fee reductions and less an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Certain components that meet our manufacturing requirements are only available from a limited number of suppliers. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reduction in product shipments, which in turn could have a material adverse effect on our manufacturing business, financial condition and results of operations.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2004 and 2003, inventory consists of the following:

	2004	2003
Raw Materials	$11,326,000	$8,005,000
Work in Progress	19,006,000	13,283,000

	$30,332,000	$21,288,000

Stock-Based Compensation

Upon adoption of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), in 1996, we have continued to measure compensation expense for our stock based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	2004	2003	2002
Net income as reported	$878	$6,223	$770
Stock-based employee compensation expense, net of tax	(1,859)	(1,332)	(890)

Pro forma net income (loss)	$(981)	$4,891	$(120)
Pro forma earning (loss) per share:
Basic	$(0.04)	$0.29	$(0.01)
Diluted	$(0.04)	$0.28	$(0.01)

Debt Issuance Costs

We expense debt issuance costs as incurred.

Estimates Used to Prepare Consolidated Financial Statements

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

Reclassification

Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2004 presentation.

Product Warranties

The Company generally warrants its manufacturing products against certain manufacturing and other defects. These product warranties are provided for specific periods of time usually less than one year depending on the nature of the product, the geographic location of its sale and other factors. The accrued product warranty costs are based on historical experience of actual warranty claims as well as current information on repair costs. Activity in the warranty reserve during the years ended December 31, 2002, 2003 and 2004 was as follows (in thousands):

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
December 31, 2002	$1,313	$285	$908	$690

December 31, 2003	$690	$718	$1,120	$288

December 31, 2004	$288	$671	$554	$405

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)	Net Income	No. of Shares	Per Share Amounts
For the year ended December 31, 2004
Basic	$878	21,903	$0.04

Effect of dilutive securities:
Options and warrants	—	298

Diluted	$878	22,201	$0.04

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Net Income	No. of Shares	Per Share Amounts
For the year ended December 31, 2003
Basic	$6,223	17,157	$0.36

Effect of dilutive securities:
Options and warrants	—	210

Diluted	$6,223	17,367	$0.36

For the year ended December 31, 2002

Basic	$770	16,352	$0.05

Effect of dilutive securities:
Options and warrants	—	269

Diluted	$770	16,621	$0.05

Unexercised employee stock options and warrants to purchase 1,666,000, 2,772,000 and 731,000 shares of our common stock as of December 31, 2004, 2003 and 2002, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods.

Recently Issued Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, our third quarter of next year. We are evaluating the impact of the new standard and the method and timing of adoption.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and July 1, 2003 for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003. In October 2003, the FASB delayed the implementation date for variable interests in variable interest entities that existed at January 31, 2003 and remain in existence at July 1, 2003 until fiscal years beginning after December 31, 2003. FIN 46 was subsequently revised and reissued in December 2003. The reissued guidance requires implementation by March 31, 2004. The application of FIN 46 did not have a material effect on our consolidated financial statements.

C. GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. As of December 31, 2004 we had $4 million in indefinite life intangible assets related to the HealthTronics brand name. Other intangible assets with finite lives consisted primarily of non-compete agreements, hospital contracts and patents at December 31, 2004 and 2003. The agreements will continue to be amortized over their useful lives.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The net carrying value of goodwill as of December 31, 2004 is comprised of the following:

	Total	Urology	Manufacturing
Balance December 31, 2002	$161,783	$129,860	$31,923
Additions	16,191	—	16,191
Deletions	—	—	—

Balance December 31, 2003	177,974	$129,860	$48,114
Additions	118,480	115,865	2,615
Deletions	—	—	—

Balance December 31, 2004	$296,454	$245,725	$50,729

Other intangible assets as of December 31, 2004, subject to amortization expense, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
For the year ended December 31, 2004
Urology	$3,687	$772	$2,915
Manufacturing	750	358	392

Total	$4,437	$1,130	$3,307

For the year ended December 31, 2003
Urology	$1,020	$481	$539
Manufacturing	1,000	423	577

Total	$2,020	$904	$1,116

Amortization expense for other intangible assets with finite lives was $490,000, $453,000 and $559,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:

Year	Amount
2005	$1,187,000
2006	1,119,000
2007	741,000
2008	231,000
2009	29,000

D. ACQUISITIONS

Effective November 10, 2004, Prime completed a merger with HSS pursuant to which Prime merged with and into HSS, with HealthTronics as the surviving corporation. HSS and its subsidiary business is very similar to Prime’s business. HSS was a leading provider of lithotripsy services via a network of limited partnerships. Also in the urology sector, HSS

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. ACQUISITIONS (continued)

provided treatments for benign and cancerous conditions of the prostate. In orthopaedics, HSS provided non-invasive surgical solutions for a wide variety of orthopaedic conditions such as chronic plantar fasiitis and chronic lateral epicondylitis, more commonly known as heel pain and tennis elbow. We have decided to divest the orthopaedics segment and accordingly have shown it as held for sale as of December 31, 2004. The aggregate purchase price for HSS was approximately $96 million, consisting of $88 million of our common stock for all outstanding stock of HSS, $4 million for the intrinsic value of stock options assumed and $4 million of acquisition costs paid. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. We determined the value of the stock options assumed using a Black-Scholes option pricing model and the 2004 assumptions discussed in footnote J. Approximately 12.3 million shares were exchanged. We recognized $109 million of goodwill related to this transaction, none of which is tax deductible. We recognized $5 million of intangibles, $1 million of which is being amortized over three years. The purchase price has been allocated to the assets and liabilities acquired on a preliminary basis and may change as additional information becomes available. The fair value of accounts receivable, leases, deferred taxes, and assets held for sale remains preliminary. Upon resolution of any amounts which existed as of the date of acquisition, we will reflect any settlements as an adjustment to goodwill.

Effective February 20, 2004, we acquired Medstone International, Inc. (“Medstone”). Medstone manufactures, sells, and maintains lithotripters and makes them available for use by health care providers under various fee-for-service arrangements in both fixed and mobile settings. Medstone and its subsidiaries also market fixed and mobile tables for urological treatments and imaging, patient handling tables for use by pain management clinics and other users, and x-ray generators for medical imaging. A pioneer in the manufacture of shockwave urology, Medstone’s lithotripter was the first FDA approved device to treat both kidney stones and gallstones. With more than 130 lithotripters in operation worldwide, and more than 324 urology and patient handling tables in use, the Medstone devices are well established in the urology office and hospital market. The aggregate purchase price was approximately $19 million of our common stock for all outstanding shares of Medstone. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. Approximately 3.6 million shares were issued. We recognized $7 million of goodwill related to this transaction, none of which is tax deductible. We recognized approximately $1 million of intangibles, which are being amortized over three years. The following table provides a purchase price allocation:

($ in thousands)	HSS	Medstone
Current assets	$28,480	$14,976
Property and equipment	14,348	2,558
Intangible assets	5,000	1,540
Goodwill	108,814	7,041
Other noncurrent assets	18,010	1,182

Total assets acquired	174,652	27,297

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. ACQUISITIONS (continued)

	HSS	Medstone
Current liabilities	$16,075	$6,450
Long-term liabilities	62,903	1,721

Total liabilities assumed	78,978	8,171

Net assets acquired	$95,674	$19,126

Effective January 1, 2003, we acquired Aluminum Body Corporation (“ABC”). The acquisition of ABC extends our position in the manufacture of command and control vehicles for the Homeland Security, military, and government markets. Additionally, the combination provides an important west coast hub for the service and sale of all of the products manufactured within our manufacturing group. Founded in 1945, ABC’s military and government vehicle manufacturing activity is long standing. ABC constructs specialty vehicles, shelters and trailers for early warning missile defense systems, mobile training centers for Boeing’s Apache and Comanche helicopter systems and various classified programs. ABC is also a recognized leader in the manufacture of expandable production trailers for the broadcast and communications industry. The aggregate purchase price was approximately $8.6 million comprised of $7.5 million in cash and $1.1 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the closing date of the purchase agreement.

Approximately 150,000 shares were issued. We could pay an additional $4.7 million over the next four years comprised of $3.5 million in cash, which was deposited into an escrow account at closing, and $1.2 million in common stock in the event that certain objectives are met. In 2004 and 2003, we released from escrow $3 million related to a portion of these items. We recognized $10.2 million of goodwill related to this transaction, $2.5 million of which is tax deductible.

Effective February 7, 2003, we acquired Winemiller Communications (“Winemiller”). Winemiller provides turnkey remanufacturing and refurbishing of specialty vehicles utilized by the broadcast community and is a recognized leader in the application of microwave technology solutions. The company’s has provided technology support for the Tour de France, the Goodwill Games, and other challenging broadcast events for the past several years. The aggregate purchase price was approximately $5.5 million comprised of $3.6 million in cash and $1.8 million of our common stock. We determined the value of our common stock issued by using an average closing price for the two trading days prior to and after the date of the purchase agreement. Approximately 244,000 shares were issued. We paid an additional $500,000 in February 2004 comprised of $48,000 in cash and $452,000 in common stock since certain objectives as defined in the purchase agreement were met. We recognized $5.4 million of goodwill related to this transaction, which is not tax deductible.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. ACQUISITIONS (continued)

Unaudited proforma combined income data for the years ended December 31, 2004 and 2003 of the Company assuming the acquisitions were effective January 1, of each year is as follows:

($ in thousands, except per share data)	2004	2003
Total revenues	$282,402	$276,369
Total expenses	$282,183	$265,069

Net income	$219	$11,300

Diluted earnings per share	$0.01	$0.34

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,960	$21,960	$9,780	$9,780

Financial liabilities:
Debt	150,058	151,558	115,073	114,072
Other long-term obligations	1,417	1,269	1,397	1,302

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The fair value at December 31, 2004 and 2003 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 8.20% and 9.04%, respectively. The carrying value of the debt bearing interest at prime rate approximates fair value.

Other Long-Term Obligations

At December 31, 2004, we had an obligation totaling $1,050,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2004, as part of our Medstone acquisition,

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

we had an obligation totaling $642,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $425,000 related to payments to two previous employees. One obligation is for $8,333 a month until October 31, 2007 as consideration for a nocompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

F. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
($ in thousands)	2004	2003
Accrued group insurance costs	$272	$171
Compensation and payroll related expense	3,998	2,870
Accrued interest	2,357	1,978
Accrued taxes	3,687	976
Accrued severance payments	2,102	400
Other	6,847	3,742

	$19,263	$10,137

G. INDEBTEDNESS

Long-term debt is as follows:

($ in thousands)		December 31,
Interest Rates	Maturities	2004	2003
8.75%	2003-2008	$100,611	$101,325
Floating	2003-2006	41,351	13,699
1%-11%	2003-2005	8,096	49

		$150,058	$115,073
Less current portion of long-term debt		39,754	3,345

		$110,304	$111,728

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. INDEBTEDNESS (continued)

In March 1998, we completed an offering of an aggregate $100 million of unsecured senior subordinated notes (the “Notes”) due 2008. The issue price of the notes was 99.50 with an 8.75% coupon. Interest is payable semi-annually on April 1 and October 1, beginning October 1, 1998.

The Note’s Indenture Agreement restricts, among other things, both our and our Restricted Subsidiaries’ ability to incur additional indebtedness and issue preferred stock, enter into sale and leaseback transactions, incur liens, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person, sell stock of subsidiaries and assign, transfer, lease, convey or otherwise dispose of substantially all of our assets.

In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated these swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and is amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which were designated as fair value hedges. These swaps were executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rates of the two interest rate swap agreements are based on LIBOR plus 4.72% and 4.97%, respectively. The fair market value at December 31, 2003 was $237,000. In January 2004, we terminated these swaps for approximately $150,000. As of December 31, 2004, approximately $611,000 in proceeds from these swaps was capitalized and is being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes.

We have a $50 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in July 2005. At December 31, 2004 and 2003, we had drawn $32 million and $3 million on the revolving credit facility, respectively. At December 31, 2004 and 2003, interest on our revolving credit facility was 5.8% and 6%, respectively. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. At December 31, 2004, we were not in compliance with all covenants related to this credit facility. We received a waiver of this noncompliance from the lenders under our facility.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. INDEBTEDNESS (continued)

The stated principal repayments for all indebtedness as of December 31, 2004 are payable as follows:

( $ in thousands)

Year	Amount
2005	$39,754
2006	7,141
2007	2,014
2008	100,845
2009	304
Thereafter	—

In July 2003, we entered into a letter agreement with each of two previous minority interest owners of one of our subsidiaries, AK Specialty Vehicles. Under these two letter agreements, each minority interest owner was entitled to require that we repurchase up to approximately 365,000 shares (for a total of approximately 730,000 shares) of our common stock that we issued in connection with our repurchase of their interests in AK Specialty Vehicles. Each minority interest owner’s right to require a repurchase of his shares could only be exercised in three equal increments of roughly 121,360 shares in July of 2003, June of 2004 and June of 2005 at per share purchase prices of $7.05, $7.12 and $7.19, respectively. Both individuals exercised their right to require repurchase in July of 2003 and, consequently, we purchased 242,716 shares under these letter agreements for approximately $1.7 million. We recorded $1.2 million to treasury stock based on the closing price of our stock on the date of repurchase and the remaining $498,000 was recorded as compensation costs. The remaining obligations under these agreements are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150 and resulted in an estimated liability and related compensation costs of approximately $850,000 as of December 31, 2003. During 2004, both individuals sold their holdings in our common stock and we have no further obligation relating to the “puts”.

Other long term obligations totaling $2,117,000, include an obligation totaling $1,050,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2004, as part of our Medstone acquisition, we had an obligation totaling $642,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $425,000 related to payments to two previous employees. One obligation is for $8,333 a month until October 31, 2007 as consideration for a nocompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

Costs of services and general and administrative expenses consist of the following:

	Years Ended December 31,
($ in thousands)	2004	2003	2002
Salaries, wages and benefits	$30,786	$23,835	$23,119
Other costs of services	6,884	4,021	6,885
General and administrative	16,439	8,032	8,570
Legal and professional	1,153	2,804	2,955
Manufacturing costs	91,485	78,370	68,992
Advertising	611	247	2,053
Impairments (see Note K.)	—	—	17,740
Depreciation & amortization	7,946	7,063	6,671
Other	107	605	(203)

	$155,411	$124,977	$136,782

I. COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $75,000 per person per policy year. At December 31, 2004, we had 811 employees enrolled in the plan. The plan provides non- contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $1,610,000, $1,373,000 and $1,170,000, in 2004, 2003 and 2002 respectively.

During the first quarter of 2002, we made loans totaling approximately $975,000 to 12 members of management. The loans bear interest at 6.5% and require annual payments of principal and interest due April 1 of each year. All of the loans are current.

As of December 31, 2004 we had a deferred compensation asset and liability of $2,721,000 recorded on the accompanying consolidated balance sheets. This plan was terminated during the first quarter of 2005. We satisfied the related deferred compensation liability through the distribution of the related assets, which we had previously held in the deferred compensation plan.

We lease office space and certain manufacturing plants in several locations. Rent expense totaled $1,158,000, $700,000 and $1,017,000 for the years ended December 31, 2004, 2003 and 2002. Future annual minimum lease payments under all noncancelable operating leases are as follow:

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. COMMITMENTS AND CONTINGENCIES (continued)

(in thousands)
Year	Amount
2005	$3,182
2006	$2,879
2007	$2,244
2008	$1,411
2009	$1,391
thereafter	$2,616

J. COMMON STOCK OPTIONS AND WARRANTS

On October 12, 1993, we adopted the Prime 1993 Stock Option Plan which authorized, as amended to grant of up to 4,550,000 shares to certain of our key employees, directors, and consultants and advisors. In October 2003, this plan expired. On February 19, 2004, our stockholders approved our new 2003 stock option plan, which provides the aggregate number of shares of our common stock that may be not exceed 600,000. This plan terminated as part of the HealthTronics merger in November 2004. As of November 2004, the only active plan is the HealthTronics, Inc. Stock Option Plan, which authorized as amended to grant of up to 3,300,000 shares to purchase our common stock.

Options granted under the plans shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. Options normally vest over one to three years. Options granted in 2004 to certain executives totaling 77,000 vested in four to six years unless vesting is accelerated upon achievement of performance goals. During 2004. we performed cashless exercises of 55,439 options which resulted in the issuance of 28,974 shares of our common stock. Stock based compensation related to these transactions totaled $295,000 and was primarily related to exiting board members.

A summary of our stock option activity, and related information for the years ended December 31, follows:

	2004		2003		2002
	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price

Outstanding-beginning of year	2,522	$7.34	2,314	$7.68	2,106	$8.00
Granted	2,730	7.39	709	7.04	529	7.66
Exercised	(196)	6.52	—	—	(179)	8.58
Cancelled	(729)	7.40	(501)	8.52	(142)	11.17

Outstanding-end of year	4,327	$7.39	2,522	$7.34	2,314	$7.68

Exercisable at end of year	3,341	$7.59	1,587	$7.48	1,522	$7.90

Weighted-average fair value of options granted during the year	$2.33		$2.38		$2.05

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. COMMON STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes our outstanding options at December 31, 2004:

	Options (000)	Outstanding Options		Exercisable Options
Range of Exercise Prices		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price
$4.49 - $6.25	863	6.2 years	$5.62	391	$5.69
$6.26 - $6.50	809	3.1 years	6.48	782	6.49
$6.51 - $7.49	702	8.1 years	7.01	620	7.03
$7.50 - $7.99	892	6.0 years	7.65	551	7.59
$8.00 - $14.55	1,061	7.6 years	9.57	997	9.56

Total	4,327			3,341

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.9%, 2.3% and 3.9%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of our common stock of 45%, 43% and 43%; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

As of December 31, 2004, we had issued warrants to purchase approximately 67,000 shares of common stock to third parties. The exercise prices of the warrants range from $2.89 to $4.34 per share.

K. IMPAIRMENT AND OTHER COSTS, NET

During the third quarter of 2002, we substantially completed our exit from the RVC business by transferring our interests in the centers back to our physician partners. In connection with these transactions, which were either completed in the third quarter or shortly thereafter, we recognized an impairment on the related assets totaling approximately $17 million in the accompanying consolidated statements of income. This impairment included approximately

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. IMPAIRMENT AND OTHER COSTS, NET (continued)

$11 million of goodwill and $3 million of non-compete agreements. The total consideration received was approximately $4 million, which included $3 million of notes receivable to be repaid over the next three years. As a condition to certain of the notes receivable, we are required to provide limited consulting services. The cost of providing these consulting services does not exceed $50,000 per year. Additionally, we recognized an impairment related to certain urology assets in south Florida due to a loss of the related revenue contract.

L. INCOME TAXES

We file a consolidated tax return with our wholly-owned subsidiaries. A substantial portion of consolidated income is not taxed at the corporate level as it represents income from partnerships. Accordingly, only the portion of income from these partnerships attributable to our ownership interests is included in taxable income in the consolidated tax return and financial statements. The minority interest portion of this income is the responsibility of the individual partners.

Income tax (benefit) expense consists of the following:

	Years Ended December 31,
($ in thousands)	2004	2003	2002
Federal:
Current	$(273)	$(5,744)	$(2,414)
Deferred	(449)	7,771	2,323
State:
Current	506	(482)	307
Deferred	(73)	899	(191)
Foreign jurisdiction	658	223	—

	$369	$2,667	$25

A reconciliation of expected income tax (computed by applying the United States statutory income tax rate of 35% to earnings (loss) before income taxes) to total income tax (benefit) expense in the accompanying consolidated statements of income follows:

	Years Ended December 31,
($ in thousands)	2004	2003	2002
Expected federal income tax	$437	$3,111	$278
State taxes	329	271	75
Foreign jurisdiction	(26)	(27)	—
Other	(371)	(688)	(328)

	$369	$2,667	$25

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L. INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

($ in thousands)	2004	2003
Deferred tax assets:
Capital and ordinary loss carryforwards	$13,913	$7,641
Impairment charges not yet deductible for tax purposes	1,644	2,244
Capitalized costs	920	1,250
Loan origination fees amortizable for tax purposes	778	918
Other	250	36
Accrued expenses deductible for tax purposes when paid	3,132	705

Total gross deferred tax assets	20,637	12,794
Less valuation allowance	—	—

Net deferred tax assets	20,637	12,794

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	$(1,860)	$(291)
Investments in affiliated entities, principally due to undistributed income	(905)	(3,165)
Intangible assets, principally due to differences in amortization periods for tax purposes	(22,778)	(18,842)

Total gross deferred tax liability	(25,543)	(22,298)

Net deferred tax liability	$(4,906)	$(9,504)

At December 31, 2004, we have federal net operating loss carryforwards of approximately $23.3 million, which are available to offset federal taxable income in future years through 2024. We also have state tax net operating loss carryforwards totaling approximately $33.5 million to offset future state taxable income through 2014. In addition, we have capital loss carryforwards totaling $13.5 million, which begin to expire in 2006.

At December 31, 2004 and as a result of the HealthTronics merger, the Company acquired certain tax attributes from HealthTronics which are subject to Section 382 of the Internal Revenue Code. These tax attributes include net operating loss carryforwards, which are available to offset future taxable income through 2021 of approximately $23.9 million, capital loss carryforwards of $28 million and built-in losses available to offset future taxable income of $63.6 million. Due to the uncertainty of our ability to utilize these assets, no value was assigned to them in our purchase accounting.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L. INCOME TAXES (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deductible temporary differences reverse, management believes it is more likely than not we will realize the benefits of these deductible differences at December 31, 2004.

M. SEGMENT REPORTING

We have two reportable segments: urology and manufacturing. The urology segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. The manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. RVC operations are also reported to allow for meaningful prior year comparisons.

The accounting policies of the segments are the same as those described in Note B, Summary of Significant Accounting Policies. We measure performance based on the pretax income or loss after consideration of minority interests from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest income and expense. Additionally, certain consolidated entities that are reported as “corporate” own and operate urology equipment. The revenue and depreciation expense related to this equipment is included in the urology segment. However, the equipment is included in corporate assets.

Our segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the urology segment is comprised of acquired entities, as is the manufacturing segment.

Substantially all of our revenues are earned in the United States and long-lived assets are located in the United States. We do not have any major customers who account for more than 10% of our revenues.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. SEGMENT REPORTING (continued)

($ in thousands)	Urology	Manufacturing	Refractive
2004

Revenue from external customers	$87,058	$105,082	—
Intersegment revenues	—	—	—
Interest income	170	9	—
Interest expense	377	147	—
Depreciation and amortization	6,266	1,076	—
Segment profit	13,181	1,629	—
Segment assets	345,819	91,798	—
Investment in equity method investees	1,685	—	—
Capital expenditures	6,580	2,624	—

2003

Revenue from external customers	$60,416	$98,955	—
Intersegment revenues	—	603	—
Interest income	33	78	—
Interest expense	317	204	—
Depreciation and amortization	5,300	978	—
Segment profit	12,449	8,326	—
Segment assets	161,085	98,843	—
Investment in equity method investees	3,080	—	—
Capital expenditures	4,620	576	—

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. SEGMENT REPORTING (continued)

($ in thousands)	Urology	Manufacturing	Refractive
2002

Revenue from external customers	$70,301	$88,753	$10,143
Intersegment revenues	—	490	—
Interest income	91	7	9
Interest expense	147	247	128
Depreciation and amortization	3,884	498	1,815
Segment profit	17,466	13,324	25
Segment assets	169,843	73,004	—
Investment in equity method investees	4,120	—	—
Capital expenditures	5,548	231	96

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

($ in thousands)	2004	2003	2002
Total revenues for reportable segments	$192,140	$159,974	$169,687
Corporate revenue	936	1,022	739
Elimination of intersegment revenues	—	(603)	(490)

Total consolidated revenues	$193,076	$160,393	$169,936

The following is a reconciliation of profit (loss) per above to income before taxes per the consolidated statements of income:

($ in thousands)	2004	2003	2002
Total profit for reportable segments	$14,810	$20,775	$30,815
Corporate revenue	936	1,022	739
Unallocated corporate expenses:
General and administrative	(4,911)	(3,495)	(3,603)
Net interest expense	(9,104)	(8,268)	(9,045)

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. SEGMENT REPORTING (continued)

($ in thousands)	2004	2003	2002
Loan fees	$—	$(257)	$(1,069)
Nonrecurring development and other costs	—	—	(16,507)
Other, net	(604)	(887)	(535)

Unallocated corporate expenses total	(14,619)	(12,907)	(30,759)

Income (loss) before income taxes	$1,127	$8,890	$795

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)	2004	2003	2002
Total assets for reportable segments	$437,617	$259,928	$242,847
Unallocated corporate assets	36,656	20,040	22,992

Consolidated total	$474,273	$279,968	$265,839

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

($ in thousands)	Segments	Corporate	Eliminating Entries	Consolidated
2004

Interest and dividends	$179	$216	$(67)	$328
Interest expense	524	9,321	(67)	9,778
Depreciation and amortization	7,342	604	—	7,946
Capital expenditures	9,204	705	—	9,909

2003

Interest and dividends	$111	$334	$(132)	$313
Interest expense	521	8,602	(132)	8,991
Depreciation and amortization	6,278	785	—	7,063
Capital expenditures	5,196	815	—	6,011

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. SEGMENT REPORTING (continued)

	Segments	Corporate	Eliminating Entries	Consolidated
2002

Interest and dividends	$107	$394	$(264)	$237
Interest expense	522	9,439	(264)	9,697
Depreciation and amortization	6,197	474	—	6,671
Capital expenditures	5,875	241	—	6,116

The amounts in 2004, 2003 and 2002 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

N. DISCONTINUED OPERATIONS

In 2004, we decided to divest our Orthopaedics business unit and accordingly have shown all assets and liabilities related to these operations as held for sale in the accompanying consolidated financial statements. We continue to believe that our infrastructure, installed base, and the clinical benefits of a physician-directed, high energy product have a distinct advantage in the marketplace. However, the resources required to fully develop this market would detract from our focused efforts to improve our other core business lines and efficiently integrate Prime and HSS operations. We will, of course, maintain our managerial commitments to our partnerships and continue to provide maintenance, parts and consumables to the installed base until a sale is consummated.

As part of the merger between Prime and HSS in November 2004, HSS had a minority owned Swiss subsidiary, HMT Holding AG (“HMT”), which was in a net liability position at the date of acquisition. In December 2004, we decided to no longer fund the operations of HMT as part of our plan to rationalize its acquired manufacturing activities. Also in December 2004, the directors of HMT received a letter from their external auditors informing them HMT was over-indebted. Based on this action, the directors had a statutory obligation to initiate insolvency proceedings and in January 2005 filed for relief under Swiss insolvency laws. We deconsolidated the operations of HMT in December 2004. We recorded the assets and liabilities of HMT at the value of the net liabilities at the time of bankruptcy.

O. SUBSEQUENT EVENTS (unaudited)

Also in March 2005, we announced the marketing of a new $50 million Revolving Credit Facility, due 2010, and a new $125 million Senior Secured Term Loan B, due 2011. The proceeds of this new debt will be used to refinance the existing $100 million of legacy Prime 2008 8 3/4% debentures and $32 million of Senior Revolving debt. In preparation for market, we sought and received ratings on this anticipated debt transaction. Moody’s assigned a Ba3 rating to the proposed $175 million secured debt and upgraded its senior implied rating to Ba3 from Ba. Standard & Poor’s assigned a BB-senior debt rating and “3” recovery rating to the proposed $50/$125 million facility. We anticipate completion of this refinancing on or about April 1, 2005.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. CONDENSED FINANCIAL INFORMATION REGARDING GUARANTOR SUBSIDIARIES

Condensed consolidating financial information regarding the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 is presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Separate financial statements and other disclosures concerning each Guarantor Subsidiary have not been presented because management has determined that such information is not material to investors. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company who have fully and unconditionally guaranteed the Notes described in Note G.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income

Year Ended December 31, 2004

($ in thousands)	Healthtronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$8,705	$32,929	$67,309	$(21,885)	$87,058
Manufacturing	1,453	105,082	—	(1,453)	105,082
Other	—	936	—	—	936

Total revenue	10,158	138,947	67,309	(23,338)	193,076

Cost of services and general and administrative expenses:
Urology	—	17,345	22,970	—	40,315
Manufacturing	—	102,239	—	—	102,239
Corporate	162	4,749	—	—	4,911
Depreciation and amortization	—	3,637	4,309	—	7,946

Total operating expenses	162	127,970	27,279	—	155,411

Operating income	9,996	10,977	40,030	(23,338)	37,665

Other income (expenses):
Interest and dividends	75	182	71	—	328
Interest expense	(9,018)	(387)	(373)	—	(9,778)

Total other income (expenses)	(8,943)	(205)	(302)	—	(9,450)

Income before provision (benefit) for income taxes and minority interest	1,053	10,772	39,728	(23,338)	28,215

Minority interest in consolidated income	—	—	—	27,088	27,088

Provision (benefit) for income taxes	175	309	(150)	—	334

Income from continuing operations	878	10,463	39,878	(50,426)	793

Income from discontinued operations, net of tax	—	(305)	390	—	85

Net income	$878	$10,158	$40,268	$(50,426)	$878

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income

Year Ended December 31, 2003

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$8,938	$15,050	$52,148	$(15,720)	$60,416
Manufacturing	8,326	98,955	—	(8,326)	98,955
Other	—	1,022	—	—	1,022

Total revenue	17,264	115,027	52,148	(24,046)	160,393

Cost of services and general and administrative expenses:
Urology	—	1,592	23,199	—	24,791
Manufacturing	—	89,524	—	—	89,524
Corporate	62	3,537	—	—	3,599
Depreciation and amortization	—	2,774	4,289	—	7,063

Total operating expenses	62	97,427	27,488	—	124,977

Operating income	17,202	17,600	24,660	(24,046)	35,416

Other income (expenses):
Interest and dividends	65	218	30	—	313
Interest expense	(8,235)	(439)	(317)	—	(8,991)
Loan fees	(257)	—	—	—	(257)

Total other income (expenses)	(8,427)	(221)	(287)	—	(8,935)

Income before provision (benefit) for income taxes and minority interest	8,775	17,379	24,373	(24,046)	26,481

Minority interest in consolidated income	—	—	—	17,591	17,591

Provision (benefit) for income taxes	2,552	115	—	—	2,667

Net income	$6,223	$17,264	$24,373	$(41,637)	$6,223

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income

Year Ended December 31, 2002

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
Revenue:
Urology	$13,717	$23,724	$56,974	$(24,114)	$70,301
Manufacturing	13,264	63,748	25,005	(13,264)	88,753
Refractive	(9,960)	395	10,143	9,565	10,143
Other	—	739	—	—	739

Total revenue	17,021	88,606	92,122	(27,813)	169,936

Cost of services and general and administrative expenses:
Urology	—	2,644	23,889	—	26,533
Manufacturing	—	52,237	21,849	—	74,086
Refractive	—	—	8,088	—	8,088
Corporate	309	3,355	—	—	3,664
Impairment and other costs, net	—	16,912	828	—	17,740
Depreciation and amortization	—	1,946	4,725	—	6,671

Total operating expenses	309	77,094	59,379	—	136,782

Operating income	16,712	11,512	32,743	(27,813)	33,154

Other income (expenses):
Interest and dividends	31	114	92	—	237
Interest expense	(8,900)	(584)	(213)	—	(9,697)
Loan fees	(1,015)	(54)	—	—	(1,069)

Total other income (expenses)	(9,884)	(524)	(121)	—	(10,529)

Income before provision (benefit) for income taxes and minority interest	6,828	10,988	32,622	(27,813)	22,625

Minority interest in consolidated income	—	—	—	21,830	21,830

Provision (benefit) for income taxes	6,058	(6,033)	—	—	25

Net income	$770	$17,021	$32,622	$(49,643)	$770

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2004

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$(2,654)	$10,532	$14,082	$—	$21,960
Accounts receivable, net	—	10,814	19,428	—	30,242
Other receivables	5	11,243	(10,801)	—	447
Deferred income taxes	7,542	9,753	—	—	17,295
Prepaid expenses and other current assets	12	1,756	491	—	2,259
Inventory	—	29,981	351	—	30,332

Total current assets	4,905	74,079	23,551	—	102,535

Property and equipment:
Equipment, furniture and fixtures	—	17,822	33,561	—	51,383
Building and leasehold improvements	—	12,374	5,264	—	17,638

	—	30,196	38,825	—	69,021

Less accumulated depreciation and amortization	—	(9,113)	(17,565)	—	(26,678)

Property and equipment, net	—	21,083	21,260	—	42,343

Investment in subsidiaries and other investments	371,822	9,407	—	(379,409)	1,820
Assets held for sale	—	8,223	7,946	—	16,169
Goodwill, net of accumulated amortization	—	282,474	13,980	—	296,454
Intangible assets	4,000	3,307	—	—	7,307
Other noncurrent assets	2,766	1,979	2,900	—	7,645

	$383,493	$400,552	$69,637	$(379,409)	$474,273

LIABILITIES

Current liabilities:
Current portion of long-term debt	$32,188	$308	$7,258	$—	$39,754
Accounts payable	2	7,304	4,077	—	11,383
Accrued distributions to minority interests	—	(2,818)	11,247	—	8,429
Accrued expenses	12,101	5,755	1,407	—	19,263
Customer deposits	—	5,945	—	—	5,945

Total current liabilities	44,291	16,494	23,989	—	84,774

Liabilities held for sale	—	3,820	2,532	—	6,352
Deferred compensation liability	—	2,721	—	—	2,721
Long-term debt, net of current portion	100,423	3,629	6,252	—	110,304
Other long term obligations	—	1,417	—	—	1,417
Deferred income taxes	21,552	649	—	—	22,201

Total liabilities	166,266	28,730	32,773	—	227,769

Minority interest	—	—	—	29,277	29,277

STOCKHOLDERS’ EQUITY

Common stock	179,510	—	—	—	179,510
Accumulated earnings	37,717	—	—	—	37,717
Subsidiary net equity	—	371,822	36,864	(408,686)	—

Total stockholders’ equity	217,227	371,822	36,864	(408,686)	217,227

	$383,493	$400,552	$69,637	$(379,409)	$474,273

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2003

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$50	$2,141	$7,589	$—	$9,780
Accounts receivable, net	—	19,619	7,626	—	27,245
Other receivables	303	1,479	(987)	—	795
Deferred income taxes	1,193	7,192	—	—	8,385
Prepaid expenses and other current assets	9	1,460	148	—	1,617
Inventory	—	21,288	—	—	21,288

Total current assets	1,555	53,179	14,376	—	69,110

Property and equipment:
Equipment, furniture and fixtures	—	12,215	27,946	—	40,161
Building and leasehold improvements	—	11,229	6	—	11,235

	—	23,444	27,952	—	51,396

Less accumulated depreciation and amortization	—	(9,637)	(17,803)	—	(27,440)

Property and equipment, net	—	13,807	10,149	—	23,956

Investment in subsidiaries and other investments	226,344	4,591	—	(227,847)	3,088
Goodwill, net of accumulated amortization	—	177,974	—	—	177,974
Intangible assets	—	1,116	—	—	1,116
Other noncurrent assets	2,772	1,310	642	—	4,724

	$230,671	$251,977	$25,167	$(227,847)	$279,968

LIABILITIES

Current liabilities:
Current portion of long-term debt	$256	$291	$2,798	$—	$3,345
Accounts payable	—	8,519	98	—	8,617
Accrued distributions to minority interests	—	(2,460)	9,368	—	6,908
Accrued expenses	2,503	7,135	499	—	10,137
Customer deposits	—	6,259	—	—	6,259

Total current liabilities	2,759	19,744	12,763	—	35,266

Long-term debt, net of current portion	104,069	3,835	3,824	—	111,728
Other long term obligations	—	1,397	—	—	1,397
Deferred income taxes	17,232	657	—	—	17,889

Total liabilities	124,060	25,633	16,587	—	166,280

Minority interest	—	—	—	7,077	7,077

STOCKHOLDERS’ EQUITY

Common stock	173	—	—	—	173
Capital in excess of par value	70,813	—	—	—	70,813
Accumulated earnings	36,839	—	—	—	36,839
Subsidiary net equity	—	226,344	8,580	(234,924)	—
Treasury stock	(1,214)	—	—	—	(1,214)

Total stockholders’ equity	106,611	226,344	8,580	(234,924)	106,611

	$230,671	$251,977	$25,167	$(227,847)	$279,968

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2004

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(8,000)	$(3,033)	$45,225	$—	$34,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investments and entities	—	4,220	—	—	4,220
Purchases of property and equipment	—	(5,208)	(4,701)	—	(9,909)
Proceeds from sales of equipment	—	1,076	74	—	1,150
Distributions from subsidiaries	7,375	7,158	—	(14,533)	—
Investments	(11,300)	—	—	11,300	—
Distributions from investments	—	406	—	—	406
Discontinued operations	—	(153)	—	—	(153)
Escrow deposits	513	—	—	—	513

Net cash provided by (used in) investing activities	(3,412)	7,499	(4,627)	(3,233)	(3,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable exclusive of interest	(23,700)	—	(4,420)	—	(28,120)
Borrowings on notes payable	32,000	—	2,992	—	34,992
Distributions to minority interest	—	—	—	(25,896)	(25,896)
Contributions by minority interest, net of buyouts	—	—	377	—	377
Exercise of stock options	408	—	—	—	408
Contributions from parent	—	11,300	—	(11,300)	—
Distributions to equity owners	—	(7,375)	(33,054)	40,429	—

Net cash provided by (used in) financing activities	8,708	3,925	(34,105)	3,233	(18,239)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,704)	8,391	6,493	—	12,180

Cash and cash equivalents, beginning of year	50	2,141	7,589	—	9,780

Cash and cash equivalents, end of year	$(2,654)	$10,532	$14,082	$—	$21,960

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(4,728)	$14,863	$27,137	$—	$37,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investments and entities	—	(13,535)	—	—	(13,535)
Purchases of property and equipment	—	(2,444)	(3,567)	—	(6,011)
Proceeds from sales of equipment	—	66	150	—	216
Distributions from subsidiaries	25,421	8,279	—	(33,700)	—
Investments	(12,000)	—	—	12,000	—
Distributions from investments	—	436	—	—	436
Escrow deposits	(995)	—	—	—	(995)

Net cash provided by (used in) investing activities	12,426	(7,198)	(3,417)	(21,700)	(19,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable exclusive of interest	(23,500)	—	(2,251)	—	(25,751)
Borrowings on notes payable	17,000	—	4,069	—	21,069
Purchase of treasury stock	(1,214)	—	—	—	(1,214)
Distributions to minority interest	—	—	—	(21,618)	(21,618)
Contributions by minority interest, net of buyouts	—	—	(263)	—	(263)
Contributions from parent	—	12,000	—	(12,000)	—
Distributions to equity owners	—	(25,421)	(29,897)	55,318	—

Net cash provided by (used in) financing activities	(7,714)	(13,421)	(28,342)	21,700	(27,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16)	(5,756)	(4,622)	—	(10,394)

Cash and cash equivalents, beginning of year	66	7,897	12,211	—	20,174

Cash and cash equivalents, end of year	$50	$2,141	$7,589	$—	$9,780

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002

($ in thousands)	HealthTronics	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(6,693)	$16,224	$38,600	$—	$48,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investments and entities	—	(17,354)	—	—	(17,354)
Purchases of property and equipment	—	(180)	(5,936)	—	(6,116)
Proceeds from sales of equipment	—	—	667	—	667
Distributions from subsidiaries	15,463	10,386	—	(25,849)	—
Investments	(9,000)	—	—	9,000	—
Distributions from investments	—	2,196	—	—	2,196

Net cash provided by (used in) investing activities	6,463	(4,952)	(5,269)	(16,849)	(20,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable exclusive of interest	(10,500)	—	(3,634)	—	(14,134)
Borrowings on notes payable	9,000	—	3,312	—	12,312
Exercise of stock options	1,537	—	—	—	1,537
Distributions to minority interest	—	—	—	(25,063)	(25,063)
Contributions by minority interest, net of buyouts	—	—	1,495	—	1,495
Contributions from parent	—	9,000	—	(9,000)	—
Distributions to equity owners	—	(15,463)	(35,449)	50,912	—

Net cash provided by (used in) financing activities	37	(6,463)	(34,276)	16,849	(23,853)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(193)	4,809	(945)	—	3,671

Cash and cash equivalents, beginning of year	259	3,088	13,156	—	16,503

Cash and cash equivalents, end of year	$66	$7,897	$12,211	$—	$20,174

HEALTHTRONICS, INC.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

($ in thousands)	Balance at Beginning of Year	Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts

2004	$512	$71	$70	$513

2003	$629	$582	$699	$512

2002	$2,172	$405	$1,948	$629

S-1