Form 10-Q
period 2005-03-31
HEALTHTRONICS, INC.
filed 2005-05-10
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 000-30406

HEALTHTRONICS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 Capitol of Texas Highway, Suite 200B, Austin, Texas 78746
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

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at April 30, 2005 33,838,178

PART I

ITEM 1 — FINANCIAL INFORMATION

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2005	2004
Revenue:
Urology	$33,360	$14,395
Medical Device Sales and Service	2,698	1,824
Specialty Vehicle Manufacturing	26,974	23,757
Other	194	237

Total revenue	63,226	40,213

Cost of services and general and administrative expenses:
Urology	14,561	5,931
Medical Device Sales and Service	678	1,048
Specialty Vehicle Manufacturing	24,030	21,706
Corporate	1,537	952
Depreciation and amortization	3,277	1,620

	44,083	31,257

Operating income	19,143	8,956
Other income (expenses):
Interest and dividends	142	88
Interest expense	(2,929)	(2,289)
Loan fees	(1,183)	--

	(3,970)	(2,201)

Income from continuing operations before provision
for income taxes and minority interest	15,173	6,755
Minority interest in consolidated income	11,433	4,891
Provision for income taxes	1,425	683

Income from continuing operations	2,315	1,181
Loss from discontinued operations, net of $355 tax benefit	(576)	--

Net income	$1,739	$1,181

Basic earnings per share:
Income from continuing operations	$0.07	$0.06
Discontinued operations	$(0.02)	$--

Net income	$0.05	$0.06

Weighted average shares outstanding	33,315	18,670

Diluted earnings per share:
Income from continuing operations	$0.07	$0.06
Discontinued operations	$(0.02)	$--

Net income	$0.05	$0.06

Weighted average shares outstanding	34,316	18,873

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$16,403	$21,960
Accounts receivable, less allowance for doubtful
accounts of $522 in 2005 and $513 in 2004	38,770	30,242
Other receivables	2,218	447
Deferred income taxes	17,229	17,295
Prepaid expenses and other current assets	3,010	2,259
Inventory	30,069	30,332

Total current assets	107,699	102,535

Property and equipment:
Equipment, furniture and fixtures	51,148	51,383
Building and leasehold improvements	17,702	17,638

	68,850	69,021
Less accumulated depreciation and
amortization	(25,179)	(26,678)

Property and equipment, net	43,671	42,343

Assets held for sale	16,644	16,169
Other investments	1,770	1,820
Goodwill, at cost	295,916	296,454
Intangible assets	6,948	7,307
Other noncurrent assets	7,354	7,645

	$480,002	$474,273

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
LIABILITIES

Current liabilities:
Current portion of long-term debt	$9,104	$39,754
Accounts payable	13,737	11,383
Accrued distributions to minority interests	6,248	8,429
Accrued expenses	19,250	19,263
Customer deposits	6,182	5,945

Total current liabilities	54,521	84,774

Liabilities held for sale	7,014	6,352
Deferred compensation liability	--	2,721
Long-term debt, net of current portion	142,226	110,304
Other long term obligations	1,167	1,417
Deferred income taxes	23,360	22,201

Total liabilities	228,288	227,769

Minority interest	30,846	29,277

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 33,485,879 issued
and outstanding in 2005; 33,196,565 issued and outstanding in 2004	181,413	179,510
Accumulated earnings	39,455	37,717

Total stockholders' equity	220,868	217,227

	$480,002	$474,273

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$55,724	$50,222
Cash paid to employees, suppliers of goods and others	(47,358)	(37,584)
Interest received	144	88
Interest paid	(882)	(151)
Taxes (paid) refunded	(380)	161

Net cash provided by operating activities	7,248	12,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	195	3,843
Purchases of equipment and leasehold improvements	(5,471)	(3,381)
Distributions from investments	147	143
Proceeds from sales of assets	1,184	197
Discontinued operations	186	--
Other	23	3

Net cash (used in) provided by investing activities	(3,736)	805

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	35,890	722
Payments on notes payable, exclusive of interest	(34,817)	(3,921)
Distributions to minority interest	(12,825)	(7,163)
Contributions by minority interest, net of buyouts	780	343
Exercise of stock options	1,903	123

Net cash used in financing activities	(9,069)	(9,896)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,557)	3,645

Cash and cash equivalents, beginning of period	21,960	9,780

Cash and cash equivalents, end of period	$16,403	$13,425

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,739	$1,181
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	11,433	4,891
Depreciation and amortization	3,277	1,620
Provision for uncollectible accounts	4	(34)
Provision for deferred income taxes	1,225	9
Equity in earnings of affiliates	(120)	(22)
Stock buyback agreements	--	(322)
Other	(11)	(293)

Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(8,532)	9,152
Other receivables	(1,772)	(530)
Other assets	(2,916)	(3,048)
Accounts payable	2,592	(1,757)
Accrued expenses	329	1,889

Total adjustments	5,509	11,555

Net cash provided by operating activities	$7,248	$12,736

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

1. General

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2005 and the results of operations and cash flows for the periods presented. These statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities and as discussed herein.

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

2. Debt

In March 2005, we refinanced our existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver and a $125 million senior secured term loan B (“term loan B”), due 2011. In April 2005, we used the proceeds from the new term loan B to redeem our $100 million of 8.75% unsecured senior subordinated notes and reduce the amounts outstanding under our new revolving credit facility. We paid approximately $1.2 million in loan fees in March 2005 related to this refinancing and paid a $1.5 million premium to redeem the 8.75% notes in April 2005.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended March 31, 2005

Net income	$1,739	$1,739

Weighted average shares outstanding	33,315	33,315
Effect of dilutive securities	--	1,001

Shares for EPS calculation	33,315	34,316

Net income per share	$0.05	$0.05

Three Months Ended March 31, 2004

Net income	$1,181	$1,181

Weighted average shares outstanding	18,670	18,670
Effect of dilutive securities	--	203

Shares for EPS calculation	18,670	18,873

Net income per share	$0.06	$0.06

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 281,000 and 2,567,000 shares of our common stock as of March 31, 2005 and 2004, respectively, because the effect would be antidilutive.

4. Segment Reporting

We have three reportable segments: urology, specialty vehicle manufacturing and medical device sales and service. The urology segment provides services related to the operation of lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting with payors, hospitals and surgery centers. The specialty vehicle manufacturing segment provides manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for mobile medical service providers and the mobile broadcast and communication industry. The medical device sales and service segment manufactures, sells, and maintains lithotripters, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

4. Segment Reporting (continued)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology	Specialty Vehicle Manufacturing	Medical Device Sales and Service
Three Months Ended March 31, 2005
Revenue from external customers	$33,360	26,974	$2,698

Intersegment revenues	--	--	3,890

Segment profit	4,655	2,669	1,838
Three Months Ended March 31, 2004
Revenue from external customers	$14,395	$23,757	$1,824

Intersegment revenues	--	--	907

Segment profit	2,368	1,746	706

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Three Months ended March 31,
($ in thousands)	2005	2004
Total segment profit	$9,162	$4,820
Corporate revenues	194	237
Unallocated corporate expenses:
General and administrative	(1,537)	(976)
Net interest expense	(2,643)	(2,103)
Loan fees	(1,183)	--
Other, net	(253)	(114)

Total unallocated corporate expenses	(5,616)	(3,193)

Income before income taxes	$3,740	$1,864

5. Stock-Based Compensation

Upon adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), in 1996, we have continued to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

5. Stock-Based Compensation (continued)

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	Three Months ended March 31,
	2005	2004
Net income, as reported	$1,739	$1,181
Stock-based employee compensation
expense, net of tax	1,195	308

Pro forma net income	$544	$873

Pro forma earning per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

6. Inventory

As of March 31, 2005 and December 31, 2004, inventory consists of the following:

	March 31, 2005	December 31, 2004
Raw Materials	$12,293,000	$11,326,000
Work in Progress	17,776,000	19,006,000

	$30,069,000	$30,332,000

7. Discontinued Operations

In 2004, we decided to divest our orthopaedics business unit and accordingly have shown all assets and liabilities related to these operations as held for sale in the accompanying consolidated financial statements. We continue to believe that our infrastructure, installed base, and the clinical benefits of a physician-directed, high energy product have a distinct advantage in the marketplace. However, the resources required to fully develop this market would detract from our focused efforts to improve our other core business lines and efficiently integrate Prime and HSS operations. We will, of course, maintain our managerial commitments to our partnerships and continue to provide maintenance, parts and consumables to the installed base until a sale is consummated. For the quarter ended March 31, 2005, we have not recorded depreciation in the amount of $398,000 related to the orthopaedics business.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

7. Discontinued Operations (continued)

As part of the merger between Prime and HSS in November 2004, HSS had a minority owned Swiss subsidiary, HMT Holding AG (“HMT”), which was in a net liability position at the date of acquisition. In December 2004, we decided to no longer fund the operations of HMT as part of our plan to rationalize its acquired manufacturing activities. Also in December 2004, the directors of HMT received a letter from their external auditors informing them HMT was over-indebted. Based on this action, the directors had a statutory obligation to initiate insolvency proceedings and in January 2005 filed for relief under Swiss insolvency laws. We deconsolidated the operations of HMT in December 2004. We recorded the assets and liabilities of HMT at the value of the net liabilities at the time of bankruptcy. In the first quarter of 2005, we paid $1.6 million in return for assignment of a $5.1 million claim against HMT held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT’s accounts receivable that secured the $5.1 million claim.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified below and in the text surrounding forward-looking statements in this report, you should consult our reports on Form 10-K and other filings with the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those referred to above, could affect the future results of the health care industry in general, and us in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We provide healthcare services and manufacture medical devices, primarily for the urology community, as well as design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. We have three reportable segments: urology, specialty vehicle manufacturing, and medical device sales and service.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100 and $2,000, respectively, for the first quarter of 2005 and 2004. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Fees for operating our lithotripters. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and receive a management fee for performing these services.

Medical Device Sales and Service. We manufacture, sell and maintain lithotripters and their related consumables, and market fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•

Fees for equipment sales, consumable sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. We also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price we receive for such sales, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for devices and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated.

Specialty Vehicle Manufacturing. We design, construct and engineer mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and positron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

A significant portion of our revenue has been derived from our specialty vehicle manufacturing operations. Specialty vehicle manufacturing revenue is recognized at the time we fulfill the terms of the contract under which we have sold the equipment.

Recent Developments

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. We continue to believe that our infrastructure, installed base, and the clinical benefits of a physician-directed, high energy product have a distinct advantage in the marketplace. However, the resources required to fully develop this market would detract from our focused efforts to improve our other core business lines and efficiently integrate the Prime and HSS operations. We intend to maintain our managerial commitments to our partnerships and continue to provide maintenance, parts and consumables to the installed base until a sale is consummated.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2005, we refinanced our existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver and a $125 million senior secured term loan B (“term loan B”), due 2011. In April 2005, we used the proceeds from the new term loan B to redeem our $100 million of 8.75% unsecured senior subordinated notes and reduce the amounts outstanding under our new revolving credit facility. We paid approximately $1.2 million in loan fees in March 2005 related to this refinancing and paid a $1.5 million premium to redeem the 8.75% notes in April 2005.

We purchased debt of HMT AG in the first quarter of 2005. We paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT AG held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT AG’s accounts receivable that secured the $5.1 million claim.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology, medical device sales and service, and specialty vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of March 31, 2005, we had goodwill of $296 million.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Our total revenues for the three months ended March 31, 2005 increased $23,013,000 (57%) as compared to the same period in 2004. Revenues from our urology operations increased by $18,965,000 (132%) in the quarter primarily related to our merger with HSS in November 2004 and significant growth in our greenlight laser operations. Urology revenues associated with legacy HSS entities totaled $18.2 million for the first quarter of 2005, while greenlight laser revenues from our organic operations increased from $6,000 in 2004 to $1,216,000 in 2005. The actual number of procedures performed in the three months ended March 31, 2005 increased by 88% compared to the same period in 2004. The average rate per procedure increased by 1% for the first quarter of 2005 as compared to the same period a year ago. Revenues for our medical device sales and services segment increased by $874,000 (48%) compared to the same period in 2004 due primarily to our merger with HSS. Medical device sales and service revenues before intersegment eliminations totaled $6.6 million. We sold 5 lithotripers and 15 tables in the first quarter of 2005 compared to 1 lithotripter and 12 tables in the same period in 2004. Our specialty vehicle manufacturing revenues increased $3,217,000 (14%) compared to the same period in 2004 due to the number of units shipped increasing from 78 during 2004 to 102 during 2005.

Our costs of services and general and administrative expenses for the three months ended March 31, 2005 increased $12,826,000 in absolute terms, but decreased from 78% to 70% as a percentage of revenues compared to the same period in 2004. Our costs of services associated with our urology operations for the first quarter of 2005 increased $8,630,000 (146%) in absolute terms and increased from 41% to 44% of our urology revenues compared to the same period in 2004. Urology costs associated with legacy HSS entities were $9.1 million for the first quarter 2005. Costs from our organic urology operations actually decreased by $479,000 in the first quarter of 2005 as compared to same period in 2004. Our costs of services associated with our medical device sales and services operations for the first quarter 2005 decreased $370,000 (35%) in absolute terms and decreased from 57% to 25% of the segment revenues compared to the same period in 2004. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment. The intersegment eliminations of these maintenance charges were the primary reason for decrease in medical device sales and service costs. Our cost of services associated with our specialty vehicle manufacturing operations increased $2,324,000 (11%) in absolute terms for the first quarter 2005 but decreased from 91% to 89% of our specialty vehicle manufacturing revenues compared to the same period in 2004 due to increased sales on the medical side of the specialty vehicle manufacturing segment which historically has higher product margins. Our corporate expenses remained consistent at 2% of revenues compared to the same period in 2004, increasing $585,000 (61%) in absolute terms for the first quarter 2005 due to our merger with HSS in November 2004. Our corporate expenses decreased $678,000 from the fourth quarter of 2004 as we have made significant progress in integrating our combined operations.

Depreciation and amortization expense increased $1,657,000 for the three months ended March 31, 2005 compared to the same period in 2004 due primarily to our merger with HSS. Legacy HSS entities had depreciation and amortization totaling $1.8 million for the three month ended March 31, 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Minority interest in consolidated income for the three months ended March 31, 2005 increased $6,542,000 (134%) compared to the same period in 2004, as a result of an increase in income from our urology segment due primarily to the HSS merger. Legacy HSS entities had minority interest expense totaling $5.6 million for the three month ended March 31, 2005.

Provision for income taxes for the three months ended March 31, 2005 increased $742,000 compared to the same period in 2004 due to an increase in taxable income.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $16,403,000 and $21,960,000 at March 31, 2005 and December 31, 2004, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the three months ended March 31, 2005 and 2004, our subsidiaries distributed cash of approximately $12,825,000 and $7,163,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $7,248,000 for the quarter ended March 31, 2005 and $12,736,000 for the quarter ended March 31, 2004. For the three months ended March 31, 2004 compared to the three months ended 2005, fee and other revenue collected increased by $5,502,000 due primarily to the HSS merger discussed previously, partially offset by a $7.1 million increase in specialty vehicle manufacturing accounts receivable. Cash paid to employees, suppliers of goods and others for the first quarter 2005 increased by $9,774,000 compared to the same period in 2004. These fluctuations are attributable to the HSS merger as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $731,000 for the first quarter 2005 was due primarily to our increase in the line of credit balance. Loan fees of $1,184,000 were paid in the first quarter of 2005 related to our debt refinancing discussed previously.

Cash used by our investing activities for the quarter ended March 31, 2005, was $3,736,000. We purchased equipment and leasehold improvements totaling $5,471,000 during that quarter. Cash provided by our investing activities for the quarter ended March 31, 2004, was $805,000 primarily due to $3,843,000 net cash received from our acquisition of Medstone International, Inc., partially offset by equipment and leasehold improvements purchases totaling $3,381,000.

Cash used in our financing activities for the quarter ended March 31, 2005, was $9,069,000, primarily due to distributions to minority interests of $12,825,000 and payments on notes payable of $34,817,000 partially offset by borrowings on notes payable of $35,890,000. Cash used in our financing activities for the quarter ended March 31, 2004, was $9,896,000, primarily due to distributions to minority interests of $7,163,000 and net payments on notes payable of $3,199,000.

Accounts receivable as of March 31, 2005 has increased $8,528,000 from December 31, 2004. This increase is primarily related to an increase in receivables in our specialty vehicle manufacturing segment which totaled $7.1 million. Bad debt expense was less than $10,000 for the quarter ended March 31, 2005 compared to approximately $70,000 for the same period in 2004.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory as of March 31, 2005 totaled $30,069,000 and decreased $263,000 from December 31, 2004. Total backlog for the manufacturing segment was $28,448,000 and $32,391,000 as of March 31, 2005 and 2004, respectively.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan due 2011. We entered into a new senior credit facility in March 2005. At March 31, 2005, $33 million was drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios.

8.75% Notes

In addition, we had $100 million of unsecured senior subordinated notes at March 31, 2005. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st. Principal was due April 2008.

In April 2005, our $125 million term loan was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes.

Other

Interest Rate Swap .. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. As of March 31, 2005, approximately $564,000 in proceeds from these swaps was capitalized and was being amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In April 2005, the remaining amount was recognized when the 8.75% notes were redeemed as described above.

Other long term debt. At March 31, 2005, we had approximately $3.8 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November 2006. We also had notes totaling $13.9 million as of March 31, 2005 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other long term obligations. At March 31, 2005, we had an obligation totaling $900,000 related to payments to the previous owner of Aluminum Body Corporation (“ABC”), an entity we acquired in January 2003, for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at March 31, 2005, as part of our Medstone acquisition, we had an obligation totaling $580,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $387,000 related to payments to two former employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General The following table presents our contractual obligations as of March 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$151,330	$9,104	$11,720	$36,756	$93,750
Operating Leases (2)	12,842	3,054	4,766	2,796	2,226

Non-compete contracts (3)	1,867	700	1,121	46	--

Total	$166,039	$12,858	$17,607	$39,598	$95,976

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents other long term obligations as discussed above.

In addition, the scheduled principal repayments for all long term debt as of March 31, 2005 are payable as follows:

($ in thousands)
2005	$9,104
2006	8,430
2007	3,290
2008	2,061
2009	34,695
Thereafter	93,750

Total	$151,330

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our credit facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our credit facility with our lenders.

We intend to increase our urology operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our specialty vehicle manufacturing operations through acquisitions, expanding our product lines and by selling to a broader customer base. We plan to increase our medical device sales and services segment by offering new devices and expanding our customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology. In April 2005, this statement was delayed until the first annual period starting after June 15, 2005 or our first quarter of 2006. We are evaluating the impact of the new standard and the method and timing of adoption.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2005, we had long-term debt (including current portion) totaling $151,330,000, of which $100 million had a fixed rate of interest of 8.75%, $9,260,000 had fixed rates of 1% to 11%, $3,772,000 incurred interest at a variable rate equal to a specified prime rate, and $37,734,000 incurred interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. The remaining $564,000 related to interest rate swaps which are discussed below. We are exposed to some market risk due to the floating interest rate debt totaling $41,506,000. We make monthly or quarterly payments of principal and interest on $8,506,000 of the floating rate debt. An increase in interest rates of 1% would result in a $415,000 annual increase in interest expense on this existing principal balance.

Additionally, in August 2002, we entered into an interest rate swap, which was designated as a fair value hedge pursuant to the provisions of FAS No. 133 and FAS No. 138. This swap had the effect of converting $50 million of our 8.75% notes from a fixed to floating rate instrument with a rate of LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. Approximately $1.2 million in proceeds from the swaps was capitalized and will be amortized as a reduction to future interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which were designated as fair value hedges. The floating rates of the two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000.

In April 2005, the $100 million of 8.75% notes were redeemed and replaced with a new $125 million senior secured term loan B, due 2011. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + ..25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also make an annual payment of either 25% or 50% of Excess Cash Flow as defined in the loan agreement based on the level of the Total Leverage Ratio as calculated per the loan agreement.

Item 4 – Controls and Procedures

At March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.1 Executive Employment Agreement, dated April 15, 2004, by and between Prime and Joseph M. Jenkins, M.D.
10.2 Deferred Compensation Plan for HealthTronics, Inc. adopted December 1, 2004.
12.1 Computation of ratio of earnings to fixed charges.
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	HEALTHTRONICS, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer