Form 10-Q
period 2005-06-03
HEALTHTRONICS, INC.
filed 2005-08-05
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR
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

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at July 31, 2005 34,831,251

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2005	2004	2005	2004
Revenue:
Urology	$34,182	$16,484	$67,542	$30,879
Medical Device Sales and Service	4,814	3,283	7,512	5,107
Specialty Vehicle Manufacturing	25,530	30,513	52,504	54,270
Other	196	238	390	475

Total revenue	64,722	50,518	127,948	90,731

Cost of services and general and administrative expenses:
Urology	15,739	6,578	30,300	12,509
Medical Device Sales and Service	2,664	2,206	3,342	3,254
Specialty Vehicle Manufacturing	22,135	27,507	46,165	49,213
Corporate	1,233	1,045	2,770	1,997
Depreciation and amortization	3,229	1,846	6,506	3,466

	45,000	39,182	89,083	70,439

Operating income	19,722	11,336	38,865	20,292

Other income (expenses):
Interest and dividends	153	61	296	149
Interest expense	(1,804)	(2,364)	(4,732)	(4,653)
Loan fees and bond call premium	(1,463)	--	(2,646)	--

	(3,114)	(2,303)	(7,082)	(4,504)

Income from continuing operations before provision
for income taxes and minority interest	16,608	9,033	31,783	15,788

Minority interest in consolidated income	11,414	5,373	22,848	10,264

Provision for income taxes	2,010	1,338	3,440	2,021

Income from continuing operations	3,184	2,322	5,495	3,503
Loss from discontinued operations, net of tax benefit	(359)	--	(935)	--

Net income	$2,825	$2,322	$4,560	$3,503

Basic earnings per share:
Income from continuing operations	$0.09	$0.11	$0.16	$0.18
Discontinued operations	$(0.01)	$--	$(0.03)	$--

Net income	$0.08	$0.11	$0.13	$0.18

Weighted average shares outstanding	34,040	20,679	33,538	19,674

Diluted earnings per share:
Income from continuing operations	$0.09	$0.11	$0.16	$0.18
Discontinued operations	$(0.01)	$--	$(0.03)	$--

Net income	$0.08	$0.11	$0.13	$0.18

Weighted average shares outstanding	35,218	20,952	34,627	19,913

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$14,132	$21,960
Accounts receivable, less allowance for doubtful
accounts of $593 in 2005 and $513 in 2004	41,420	30,242
Other receivables	3,831	447
Deferred income taxes	16,886	17,295
Prepaid expenses and other current assets	5,584	2,259
Inventory	32,853	30,332

Total current assets	114,706	102,535

Property and equipment:
Equipment, furniture and fixtures	51,115	51,383
Building and leasehold improvements	17,851	17,638

	68,966	69,021
Less accumulated depreciation and
amortization	(26,994)	(26,678)

Property and equipment, net	41,972	42,343

Assets held for sale	13,972	16,169
Other investments	1,965	1,820
Goodwill, at cost	296,046	296,454
Intangible assets	6,655	7,307
Other noncurrent assets	5,161	7,645

	$480,477	$474,273

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	June 30, 2005	December 31, 2004
LIABILITIES

Current liabilities:
Current portion of long-term debt	$7,472	$39,754
Accounts payable	12,224	11,383
Accrued distributions to minority interests	28	8,429
Accrued expenses	14,579	19,263
Customer deposits	6,225	5,945

Total current liabilities	40,528	84,774

Liabilities held for sale	6,931	6,352
Deferred compensation liability	--	2,721
Long-term debt, net of current portion	141,877	110,304
Other long term obligations	992	1,417
Deferred income taxes	24,460	22,201

Total liabilities	214,788	227,769

Minority interest	32,969	29,277

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 34,657,133 issued
and outstanding in 2005; 33,196,565 issued and outstanding in 2004	190,444	179,510
Accumulated earnings	42,276	37,717

Total stockholders' equity	232,720	217,227

	$480,477	$474,273

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$122,334	$93,933
Cash paid to employees, suppliers of goods and others	(101,357)	(74,985)
Interest received	300	148
Interest paid	(7,545)	(4,750)
Income taxes (paid) refunded	(799)	557

Net cash provided by operating activities	12,933	14,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	46	3,180
Escrow deposits	506	513
Purchases of equipment and leasehold improvements	(6,705)	(5,101)
Distributions from investments	493	221
Proceeds from sales of assets	1,450	500
Discontinued operations	777	--
Other	(136)	--

Net cash (used in) provided by investing activities	(3,569)	(687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	167,903	1,007
Payments on notes payable, exclusive of interest	(168,473)	(4,725)
Distributions to minority interest	(28,772)	(16,939)
Contributions by minority interest, net of buyouts	1,216	313
Exercise of stock options	10,934	123

Net cash used in financing activities	(17,192)	(20,221)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,828)	(6,005)

Cash and cash equivalents, beginning of period	21,960	9,780

Cash and cash equivalents, end of period	$14,132	$3,775

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,560	$3,503
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	22,848	10,264
Depreciation and amortization	6,506	3,466
Provision for uncollectible accounts	21	(64)
Provision for deferred income taxes	2,668	9
Equity in earnings of affiliates	(503)	(42)
Stock buyback agreements	--	(816)
Other	(793)	(361)

Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(11,198)	2,884
Other receivables	(2,748)	(115)
Other assets	(6,291)	(1,467)
Accounts payable	1,782	(3,200)
Accrued expenses	(3,919)	842

Total adjustments	8,373	11,400

Net cash provided by operating activities	$12,933	$14,903

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2005 and the results of operations and cash flows for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

2. Debt

In March 2005, we refinanced our then existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver and a $125 million senior secured term loan B (“term loan B”), due 2011. In April 2005, we used the proceeds from the new term loan B to redeem our $100 million of 8.75% unsecured senior subordinated notes and reduce the amounts outstanding under our new revolving credit facility. We paid approximately $1.2 million in loan fees in March 2005 related to this refinancing and paid a $1.5 million premium to redeem the 8.75% notes in April 2005.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

2. Debt (continued)

This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility based on the level of the Total Leverage Ratio as calculated per our credit facility. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. As of June 30, 2005, we were in compliance with these covenants.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Six Months Ended June 30, 2005
Net income	$4,560	$4,560

Weighted average shares outstanding	33,538	33,538
Effect of dilutive securities	--	1,089

Shares for EPS calculation	33,538	34,627

Net income per share	$0.14	$0.13

Six Months Ended June 30, 2004
Net income	$3,503	$3,503

Weighted average shares outstanding	19,674	19,674
Effect of dilutive securities	--	239

Shares for EPS calculation	19,674	19,913

Net income per share	$0.18	$0.18

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

3. Earnings per share (continued)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended June 30, 2005
Net income	$2,825	$2,825

Weighted average shares outstanding	34,040	34,040
Effect of dilutive securities	--	1,178

Shares for EPS calculation	34,040	35,218

Net income per share	$0.08	$0.08

Three Months Ended June 30, 2004
Net income	$2,322	$2,322

Weighted average shares outstanding	20,679	20,679
Effect of dilutive securities	--	273

Shares for EPS calculation	20,679	20,952

Net income per share	$0.11	$0.11

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 8,000 and 1,867,000 shares of our common stock as of June 30, 2005 and 2004, respectively, because the effect would be antidilutive. We amended our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares).

4. Segment Reporting

We have three reportable segments: urology, medical device sales and service, and specialty vehicle manufacturing. The urology segment provides services related to the operation of lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting with payors, hospitals and surgery centers. The medical device sales and service segment manufactures, sells, and maintains lithotripters, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. The specialty vehicle manufacturing segment designs, constructs and engineers mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and positron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

4. Segment Reporting (continued)

($ in thousands)	Urology	Specialty Vehicle Manufacturing	Medical Device Sales and Service
Six Months Ended June 30, 2005
Revenue from external customers	$67,542	$52,504	$7,512
Intersegment revenues	--	--	8,056
Segment profit	9,015	5,768	3,800

Six Months Ended June 30, 2004
Revenue from external customers	$30,879	$54,270	$5,107
Intersegment revenues	--	--	1,941
Segment profit	5,575	4,466	1,620

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Six Months ended June 30,
($ in thousands)	2005	2004
Total segment profit	$18,583	$11,661
Corporate revenues	390	475
Unallocated corporate expenses:
General and administrative	(2,770)	(2,024)
Net interest expense	(4,155)	(4,327)
Loan fees and bond call premium	(2,646)	--
Other, net	(467)	(261)

Total unallocated corporate expenses	(10,038)	(6,612)

Income before income taxes	$8,935	$5,524

($ in thousands)	Urology	Specialty Vehicle Manufacturing	Medical Device Sales and Service
Three Months Ended June 30, 2005
Revenue from external customers	$34,182	$25,530	$4,814
Intersegment revenues	--	--	4,166
Segment profit	4,353	3,099	1,963

Three Months Ended June 30, 2004
Revenue from external customers	$16,484	$30,513	$3,283
Intersegment revenues	--	--	1,034
Segment profit	3,208	2,720	913

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

4. Segment Reporting (continued)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Three Months ended June 30,
($ in thousands)	2005	2004
Total segment profit	$9,415	$6,841
Corporate revenues	196	238
Unallocated corporate expenses:
General and administrative	(1,233)	(1,048)
Net interest expense	(1,513)	(2,224)
Loan fees and bond call premium	(1,463)	--
Other, net	(208)	(147)

Total unallocated corporate expenses	(4,417)	(3,419)

Income before income taxes	$5,194	$3,660

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,825	$2,322	$4,560	$3,503
Stock-based employee compensation
expense, net of tax	209	276	1,404	584

Pro forma net income	$2,616	$2,046	$3,156	$2,919

Pro forma earning per share:
Basic	$0.08	$0.10	$0.09	$0.15
Diluted	$0.07	$0.10	$0.09	$0.15

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005 (Unaudited)

6. Inventory

As of June 30, 2005 and December 31, 2004, inventory consists of the following:

(in thousands)	June 30, 2005	December 31, 2004
Raw Materials	$16,075	$11,326
Work in Progress	16,778	19,006

	$32,853	$30,332

7. Discontinued Operations

In 2004, we decided to divest our orthopaedics business unit and accordingly have shown all assets and liabilities related to these operations as held for sale in the accompanying consolidated financial statements. In July 2005, we sold our orthopaedics business unit. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. For the six months ended June 30, 2005, we have not recorded depreciation in the amount of $760,000 related to the orthopaedics business. As part of the divestiture, we have agreed to provide the buyer of the orthopaedics assets with certain transition services that will include, without limitation, certain manufacturing services, sales support, and office support. We will be paid $100,000 per month for the first six months in return for the services we provide, in addition to receiving reimbursement of direct costs to provide the services for as long as services are provided. The term of transition services varies according to the specific service involved, but will not in any event extend beyond two years.

As part of the merger between Prime and HSS in November 2004, we acquired a minority owned Swiss subsidiary, HMT High Medical Technologies AG (“HMT”), which was in a net liability position at the date of acquisition. In December 2004, we decided to no longer fund the operations of HMT as part of our plan to rationalize its acquired manufacturing activities. Also in December 2004, the directors of HMT received a letter from their external auditors informing them HMT was over-indebted. Based on this action, the directors had a statutory obligation to initiate insolvency proceedings and in January 2005 filed for relief under Swiss insolvency laws. We deconsolidated the operations of HMT in December 2004. We recorded the assets and liabilities of HMT at the value of the net liabilities at the time of bankruptcy. In the first quarter of 2005, we paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT’s accounts receivable that secured the $5.1 million claim.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified below and in the text surrounding forward-looking statements in this report, you should consult our reports on Form 10-K and our other filings with the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We provide healthcare services and manufacture medical devices, primarily for the urology community, as well as design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. We have three reportable segments: urology, medical device sales and service, and specialty vehicle manufacturing.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100 and $2,200, respectively, for the first half of 2005 and 2004. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

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

Recent Developments

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2005, we refinanced our then existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver and a $125 million senior secured term loan B (“term loan B”), due 2011. In April 2005, we used the proceeds from the new term loan B to redeem our $100 million of 8.75% unsecured senior subordinated notes and reduce the amounts outstanding under our new revolving credit facility. We paid approximately $1.2 million in loan fees in March 2005 related to this refinancing and paid a $1.5 million premium to redeem the 8.75% notes in April 2005.

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

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology, medical device sales and service, and specialty vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of June 30, 2005, we had goodwill of $296 million.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Our total revenues for the six months ended June 30, 2005 increased $37,217,000 (41%) as compared to the same period in 2004. Revenues from our urology operations increased by $36,663,000 (119%) primarily related to our merger with HSS in November 2004 and significant growth in our greenlight laser operations. Urology revenues associated with legacy HSS entities totaled $35.6 million for the first half of 2005, while greenlight laser revenues from our organic operations increased from $140,000 in 2004 to $2,597,000 in 2005. The actual number of procedures performed in the six months ended June 30, 2005 increased by 103% compared to the same period in 2004. The average rate per procedure increased by 8% for the first half of 2005 as compared to the same period a year ago. Revenues for our medical device sales and services segment increased by $2,405,000 (47%) compared to the same period in 2004 due primarily to our merger with HSS. Medical device sales and service revenues before intersegment eliminations totaled $15.6 million. We sold 8 lithotripers and 34 tables in the first half of 2005 compared to 3 lithotripter and 46 tables in the same period in 2004. Revenue from the sale of consumables increased $2,080,000 for the first half of 2005 as compared to the same period in 2004. Our specialty vehicle manufacturing revenues decreased $1,766,000 (3%) compared to the same period in 2004, while the actual number of units shipped increased from 179 during 2004 to 186 during 2005.

Our costs of services and general and administrative expenses for the six months ended June 30, 2005 increased $18,644,000 in absolute terms, but decreased from 78% to 70% as a percentage of revenues compared to the same period in 2004. Our costs of services associated with our urology operations for the first half of 2005 increased $17,791,000 (142%) in absolute terms and increased from 41% to 45% of our urology revenues compared to the same period in 2004. Urology costs associated with legacy HSS entities were $19.2 million for the first half 2005. Costs from our organic urology operations actually decreased by $1,402,000 in the first half of 2005 as compared to same period in 2004. Our costs of services associated with our medical device sales and services operations for the first half 2005 increased $88,000 (3%) in absolute terms but decreased from 64% to 44% of the segment revenues compared to the same period in 2004. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment. An increase in the amount of intersegment eliminations of these maintenance charges were the primary reason medical device sales and service costs increased only moderately. Our cost of services associated with our specialty vehicle manufacturing operations decreased $3,048,000 (6%) in absolute terms for the first half of 2005 and decreased from 91% to 88% of our specialty vehicle manufacturing revenues compared to the same period in 2004 due to our plant consolidation process completed in late 2004 which has resulted in higher product margins. Our corporate expenses remained consistent at 2% of revenues compared to the same period in 2004, increasing $773,000 (39%) in absolute terms for the first half of 2005 due to our merger with HSS in November 2004.

Depreciation and amortization expense increased $3,040,000 for the six months ended June 30, 2005 compared to the same period in 2004 due primarily to our merger with HSS. Legacy HSS entities had depreciation and amortization totaling $2.7 million for the six months ended June 30, 2005.

Minority interest in consolidated income for the six months ended June 30, 2005 increased $12,584,000 (123%) compared to the same period in 2004, as a result of an increase in income from our urology segment due primarily to the HSS merger. Legacy HSS entities had minority interest expense totaling $10.7 million for the six months ended June 30, 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for income taxes for the six months ended June 30, 2005 increased $1,419,000 compared to the same period in 2004 due to an increase in taxable income.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Our total revenues for the three months ended June 30, 2005 increased $14,204,000 (28%) as compared to the same period in 2004. Revenues from our urology operations increased by $17,698,000 (107%) in the quarter primarily related to our merger with HSS in November 2004 and significant growth in our greenlight laser operations. Urology revenues associated with legacy HSS entities totaled $17.9 million for the second quarter of 2005, while greenlight laser revenues from our organic operations increased from $133,000 in 2004 to $1,308,000 in 2005. The actual number of procedures performed in the three months ended June 30, 2005 increased by 91% compared to the same period in 2004. The average rate per procedure increased by 9% for the second quarter of 2005 as compared to the same period a year ago. Revenues for our medical device sales and services segment increased by $1,531,000 (47%) for the second quarter of 2005 compared to the same period in 2004 due primarily to our merger with HSS. Medical device sales and service revenues before intersegment eliminations totaled $9 million for the second quarter of 2005. We sold 2 lithotripers and 17 tables in the second quarter of 2005 compared to 2 lithotripter and 31 tables in the same period in 2004. Revenues from the sale of consumables increased $1.4 million for the quarter compared to the same quarter in 2004. Our specialty vehicle manufacturing revenues decreased $4,983,000 (16%) for the second quarter of 2005 compared to the same period in 2004 due to the number of units shipped decreasing from 101 during 2004 to 83 during 2005.

Our costs of services and general and administrative expenses for the three months ended June 30, 2005 increased $5,818,000 in absolute terms, but decreased from 78% to 70% as a percentage of revenues compared to the same period in 2004. Our costs of services associated with our urology operations for the second quarter of 2005 increased $9,161,000 (139%) in absolute terms and increased from 40% to 46% of our urology revenues compared to the same period in 2004. Urology costs associated with legacy HSS entities were $9.9 million for the second quarter 2005. Our costs of services associated with our medical device sales and services operations for the second quarter 2005 increased $458,000 (21%) in absolute terms but decreased from 67% to 55% of the segment revenues compared to the same period in 2004. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment. An increase in the amount of intersegment eliminations of these maintenance charges were the primary reason medical device sales and service costs increased only moderately. Our cost of services associated with our specialty vehicle manufacturing operations decreased $5,372,000 (20%) in absolute terms for the second quarter 2005 and decreased from 90% to 87% of our specialty vehicle manufacturing revenues compared to the same period in 2004 due to our plant consolidation process completed in late 2004 which has resulted in higher product margins. Our corporate expenses remained consistent at 2% of revenues in the second quarter of 2005 compared to the same period in 2004, increasing $188,000 (18%) in absolute terms for the second quarter 2005 due to our merger with HSS in November 2004.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense increased $1,383,000 for the three months ended June 30, 2005 compared to the same period in 2004 due primarily to our merger with HSS. Legacy HSS entities had depreciation and amortization totaling $1.3 million for the three months ended June 30, 2005.

Minority interest in consolidated income for the three months ended June 30, 2005 increased $6,041,000 (112%) compared to the same period in 2004, as a result of an increase in income from our urology segment due primarily to the HSS merger. Legacy HSS entities had minority interest expense totaling $5.3 million for the three month ended June 30, 2005.

Provision for income taxes for the three months ended June 30, 2005 increased $672,000 compared to the same period in 2004 due to an increase in taxable income.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $14,132,000 and $21,960,000 at June 30, 2005 and December 31, 2004, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the six months ended June 30, 2005 and 2004, our subsidiaries distributed cash of approximately $28,772,000 and $16,939,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $12,933,000 for the six months ended June 30, 2005 and $14,903,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005 compared to the six months ended 2004, fee and other revenue collected increased by $28,401,000 due primarily to the HSS merger discussed previously, partially offset by a $8.4 million increase in specialty vehicle manufacturing accounts receivable. Cash paid to employees, suppliers of goods and others for the six months ended June 30, 2005 increased by $26,372,000 compared to the same period in 2004. These fluctuations are attributable to the HSS merger as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $2,795,000 for the six months ended June 30, 2005 was due primarily to loan fees and bond call premium totaling $2,646,000 which were paid in the first half of 2005 related to our debt refinancing discussed previously.

Cash used by our investing activities for the six months ended June 30, 2005, was $3,569,000. We purchased equipment and leasehold improvements totaling $6,705,000. Cash used by our investing activities for the six months ended June 30, 2004, was $687,000 primarily due to $5,101,000 in equipment and leasehold improvements purchases, partially offset by net cash received from our acquisition of Medstone International, Inc. totaling $3,180,000.

Cash used in our financing activities for the six months ended June 30, 2005, was $17,192,000, primarily due to distributions to minority interests of $28,772,000 and payments on notes payable of $168,473,000 partially offset by borrowings on notes payable of $167,903,000. Cash used in our financing activities for the six months ended June 30, 2004, was $20,221,000, primarily due to distributions to minority interests of $16,939,000 and net payments on notes payable of $3,718,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable as of June 30, 2005 has increased $11,178,000 from December 31, 2004. This increase is primarily related to an increase in receivables in our specialty vehicle manufacturing segment which totaled $8.4 million. Bad debt expense was less than $100,000 for the six months ended June 30, 2005 and 2004.

Inventory as of June 30, 2005 totaled $32,853,000 and increased $2,521,000 from December 31, 2004. Total backlog for the manufacturing segment was $27,354,000 and $37,394,000 as of June 30, 2005 and 2004, respectively.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility based on the level of the Total Leverage Ratio as calculated per our credit facility. At June 30, 2005, $8 million was drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. As of June 30, 2005, we were in compliance with these covenants.

8.75% Notes

In April 2005, our $125 million term loan was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st. Principal was due April 2008.

Other

Interest Rate Swap .. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. Approximately $1.2 million in proceeds from the termination of the swaps was capitalized and was being amortized as a reduction of interest expense over the remaining life of the 8.75% notes. In August 2003, we entered into two new interest rate swaps for $25 million each which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. In the second quarter of 2005, approximately $564,000 in proceeds from these swaps was recognized when the 8.75% notes were redeemed as described above.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other long term debt. At June 30, 2005, we had approximately $3.7 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November 2006. We also had notes totaling $12.5 million as of June 30, 2005 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At June 30, 2005, we had an obligation totaling $825,000 related to payments to the previous owner of Aluminum Body Corporation (“ABC”), an entity we acquired in January 2003, for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at June 30, 2005, as part of our Medstone acquisition, we had an obligation totaling $516,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $350,000 related to payments to two former employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General The following table presents our contractual obligations as of June 30, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$149,349	$7,472	$11,643	$11,796	$118,438
Operating Leases (2)	11,988	2,957	4,408	2,692	1,931

Non-compete contracts (3)	1,691	700	958	33	--

Total	$163,028	$11,129	$17,009	$14,521	$120,369

(1)	Represents our senior credit facility and other long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents other long term obligations as discussed above.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the scheduled principal repayments for all long term debt as of June 30, 2005 are payable as follows:

($ in thousands)
2006	$7,472
2007	8,336
2008	3,307
2009	2,066
2010	9,730
Thereafter	118,438

Total	$149,349

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology. In April 2005, this statement was delayed until the first annual period starting after June 15, 2005 or our first quarter of 2006. We are evaluating the impact of the new standard and the method and timing of adoption.

At its June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus subject to ratification by the FASB on EITF 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements would replace counterpart requirements in Statement of Position (SOP) 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. The approved consensus by the EITF are based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 would establish a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome. Based on the approved consensus, the presumption of general-partner control would be overcome only if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or “participating rights” - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. We do not believe that the adoption of EITF 04-05 will have a material effect on the condensed consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30 2005, we had long-term debt (including current portion) totaling $149,349,000, of which $8,580,000 had fixed rates of 1% to 11%, $3,722,000 incurred interest at a variable rate equal to a specified prime rate, and $137,047,000 incurred interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We are exposed to some market risk due to the floating interest rate debt totaling $140,769,000. We make monthly or quarterly payments of principal and interest on $128,409,000 of the floating rate debt. An increase in interest rates of 1% would result in a $1,408,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

At June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 26, 2005, we held an annual meeting of our stockholders to consider and vote on the election of our board of directors and a proposed amendment to our 2004 equity incentive plan. Management solicited proxies for this meeting.

1)	The following eight individuals were nominated to serve on our board of directors: R. Steven Hicks, Brad A. Hummel, Donny R. Jackson, Timothy J. Lindgren, William A. Searles, Kenneth S. Shifrin, Perry M. Waughtal, and Argil J. Wheelock, M.D.

All nominees were elected. The voting was as follows:

Nominee	Votes For	Votes Against	Votes Withheld
R. Steven Hicks Brad A. Hummel Donny R. Jackson Timothy J. Lindgren William A. Searles Kenneth S. Shifrin Perry M. Waughtal Argil J. Wheelock, M.D.	28,604,213 28,564,512 28,154,347 28,366,152 28,539,447 28,154,075 28,601,904 28,114,621	1,273,348 1,313,049 1,723,214 1,511,409 1,338,114 1,723,486 1,275,657 1,762,940	-- -- -- -- -- -- -- --

2)	We proposed to amend our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). The “votes for” were 15,493,674, the “votes against” were 6,739,463, and the “votes withheld” were 430,351.

Item 6. Exhibits

(a)	Exhibits

10.1 First Amendment to the HealthTronics, Inc. 2004 Equity Incentive Plan.
10.2 Form of Indemnification Agreement for directors and officers of HealthTronics, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on June 1, 2005).
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005	HEALTHTRONICS, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer