Form 10-Q
period 2005-09-30
HEALTHTRONICS, INC.
filed 2005-11-08
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
OR
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

YES   X  NO

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at November 1, 2005 34,970,241

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2005	2004	2005	2004
Revenue:
Urology	$36,520	$17,372	$104,062	$48,251
Medical Device Sales and Service	6,120	2,631	13,632	7,738
Specialty Vehicle Manufacturing	26,673	26,192	79,177	80,462
Other	151	237	542	712

Total revenue	69,464	46,432	197,413	137,163

Cost of services and general and administrative expenses:
Urology	15,711	6,748	46,011	19,257
Medical Device Sales and Service	4,302	2,339	7,644	5,592
Specialty Vehicle Manufacturing	24,220	24,068	70,385	73,282
Corporate	1,370	700	4,140	2,697
Depreciation and amortization	3,319	1,837	9,825	5,303

	48,922	35,692	138,005	106,131

Operating income	20,542	10,740	59,408	31,032

Other income (expenses):
Interest and dividends	115	58	411	207
Interest expense	(2,065)	(2,380)	(6,797)	(7,033)
Loan fees and bond call premium	(187)	--	(2,833)	--

	(2,137)	(2,322)	(9,219)	(6,826)

Income from continuing operations before provision
for income taxes and minority interest	18,405	8,418	50,189	24,206

Minority interest in consolidated income	12,839	6,592	35,687	16,856

Provision for income taxes	2,144	584	5,584	2,605

Income from continuing operations	3,422	1,242	8,918	4,745

Loss from discontinued operations,
net of tax benefits totaling $253 and $838	(404)	--	(1,340)	--

Net income	$3,018	$1,242	$7,578	$4,745

Basic earnings per share:
Income from continuing operations	$0.10	$0.06	$0.26	$0.24
Discontinued operations	$(0.01)	$--	$(0.04)	$--

Net income	$0.09	$0.06	$0.22	$0.24

Weighted average shares outstanding	34,889	20,680	34,087	20,012

Diluted earnings per share:
Income from continuing operations	$0.10	$0.06	$0.25	$0.23
Discontinued operations	$(0.01)	$--	$(0.04)	$--

Net income	$0.09	$0.06	$0.21	$0.23

Weighted average shares outstanding	35,789	21,013	35,113	20,282

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$16,292	$21,960
Accounts receivable, less allowance for doubtful
accounts of $769 in 2005 and $513 in 2004	40,709	30,242
Other receivables	2,149	447
Deferred income taxes	18,664	17,295
Prepaid expenses	4,433	2,259
Inventory	32,383	30,332

Total current assets	114,630	102,535

Property and equipment:
Equipment, furniture and fixtures	53,807	51,383
Building and leasehold improvements	17,916	17,638

	71,723	69,021
Less accumulated depreciation and
amortization	(29,361)	(26,678)

Property and equipment, net	42,362	42,343

Assets held for sale	--	16,169
Other investments	1,692	1,820
Goodwill, at cost	304,799	296,454
Intangible assets	6,357	7,307
Other noncurrent assets	4,397	7,645

	$474,237	$474,273

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	September 30, 2005	December 31, 2004
LIABILITIES

Current liabilities:
Current portion of long-term debt	$8,117	$39,754
Accounts payable	10,933	11,383
Accrued distributions to minority interests	50	8,429
Accrued expenses	12,933	19,263
Customer deposits	5,827	5,945

Total current liabilities	37,860	84,774

Liabilities held for sale	--	6,352
Deferred compensation liability	--	2,721
Long-term debt, net of current portion	133,466	110,304
Other long term obligations	817	1,417
Deferred income taxes	26,614	22,201

Total liabilities	198,757	227,769

Minority interest	35,614	29,277

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 34,954,723 issued
and outstanding in 2005; 33,196,565 issued and outstanding in 2004	194,571	179,510
Accumulated earnings	45,295	37,717

Total stockholders' equity	239,866	217,227

	$474,237	$474,273

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$188,399	$143,092
Cash paid to employees, suppliers of goods and others	(143,754)	(114,133)
Interest received	417	207
Interest paid	(9,635)	(4,991)
Income taxes (paid) refunded	(141)	794

Net cash provided by operating activities	35,286	24,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(1,756)	3,155
Proceeds from divestiture of net assets held for sale	3,798	--
Escrow deposits	507	513
Purchases of equipment and leasehold improvements	(10,068)	(6,403)
Distributions from investments	809	232
Proceeds from sales of assets	1,513	568
Discontinued operations	(2,789)	--
Other	129	--

Net cash used in investing activities	(7,857)	(1,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	163,265	1,491
Payments on notes payable, exclusive of interest	(171,831)	(5,776)
Distributions to minority interest	(40,257)	(22,509)
Contributions by minority interest, net of buyouts	1,901	153
Exercise of stock options	13,825	212

Net cash used in financing activities	(33,097)	(26,429)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,668)	(3,395)

Cash and cash equivalents, beginning of period	21,960	9,780

Cash and cash equivalents, end of period	$16,292	$6,385

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2005	2004
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,578	$4,745
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	35,687	16,856
Depreciation and amortization	9,825	5,303
Provision for (recovery of) uncollectible accounts	286	(97)
Provision for deferred income taxes	3,044	1,741
Equity in earnings of affiliates	(794)	(60)
Stock buyback agreements	--	(816)
Loss from discontinued operations	1,340	--
Other	(603)	(418)

Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(10,420)	5,515
Other receivables	(1,038)	(217)
Other assets	(3,872)	(6,320)
Accounts payable	(2)	(1,630)
Accrued expenses	(5,745)	367

Total adjustments	27,708	20,224

Net cash provided by operating activities	$35,286	$24,969

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2005 and the results of operations and cash flows for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

On November 10, 2004, Prime Medical Services, Inc. (“Prime”) completed a merger with HealthTronics Surgical Services, Inc. (“HSS”) pursuant to which Prime merged with and into HSS, with HealthTronics, Inc. (“HealthTronics”) as the surviving corporation. Under the terms of the merger agreement, as a result of the merger, Prime’s stockholders received one share of HealthTronics common stock for each share of Prime common stock they owned. Immediately following the merger, Prime’s stockholders owned approximately 62% of the outstanding shares of HealthTronics common stock, and Prime’s directors and senior management represented a majority of the combined company’s directors and senior management. As a result, Prime was deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The consideration paid (purchase price) was allocated to the tangible and intangible net assets of HSS based on their fair values, and the net assets of HSS were recorded at their fair values as of the completion of the merger and added to those of Prime. The assets acquired and liabilities assumed were deemed to be those of HealthTronics because HealthTronics was the surviving legal entity. The purchase price has been allocated to the assets and liabilities acquired on a preliminary basis and may change as additional information becomes available. The fair value of deferred taxes and assets held for sale remains preliminary. Upon resolution of any amounts which existed as of the date of acquisition, we will reflect any settlements as an adjustment to goodwill.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

2. Debt (continued)

This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. As of September 30, 2005, we were in compliance with these covenants.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Nine Months Ended September 30, 2005

Net income	$7,578	$7,578

Weighted average shares outstanding	34,087	34,087
Effect of dilutive securities	--	1,026

Shares for EPS calculation	34,087	35,113

Net income per share	$0.22	$0.21

Nine Months Ended September 30, 2004

Net income	$4,745	$4,745

Weighted average shares outstanding	20,012	20,012
Effect of dilutive securities	--	270

Shares for EPS calculation	20,012	20,282

Net income per share	$0.24	$0.23

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

3. Earnings per share (continued)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended September 30, 2005

Net income	$3,018	$3,018

Weighted average shares outstanding	34,889	34,889
Effect of dilutive securities	--	900

Shares for EPS calculation	34,889	35,789

Net income per share	$0.09	$0.09

Three Months Ended September 30, 2004

Net income	$1,242	$1,242

Weighted average shares outstanding	20,680	20,680
Effect of dilutive securities	--	333

Shares for EPS calculation	20,680	21,013

Net income per share	$0.06	$0.06

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 116,000 and 1,625,000 shares of our common stock as of September 30, 2005 and 2004, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares).

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

4. Segment Reporting (continued)

($ in thousands)	Urology	Specialty Vehicle Manufacturing	Medical Device Sales and Service
Nine Months Ended September 30, 2005

Revenue from external customers	$104,062	$79,177	$13,632
Intersegment revenues	--	--	12,065
Segment profit	14,287	7,876	5,420

Nine Months Ended September 30, 2004

Revenue from external customers	$48,251	$80,462	$7,738
Intersegment revenues	--	--	2,911
Segment profit	8,307	6,308	1,737

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Nine Months ended September 30,
($ in thousands)	2005	2004
Total segment profit	$27,583	$16,352
Corporate revenues	542	712
Unallocated corporate expenses:
General and administrative	(4,140)	(2,697)
Net interest expense	(5,973)	(6,574)
Loan fees and bond call premium	(2,833)	--
Other, net	(677)	(443)

Total unallocated corporate expenses	(13,623)	(9,714)

Income before income taxes	$14,502	$7,350

($ in thousands)	Urology	Specialty Vehicle Manufacturing	Medical Device Sales and Service
Three Months Ended Septembere 30, 2005

Revenue from external customers	$36,520	$26,673	$6,120
Intersegment revenues	--	--	4,009
Segment profit	5,272	2,107	1,619

Three Months Ended Septembere 30, 2004

Revenue from external customers	$17,372	$26,192	$2,631
Intersegment revenues	--	--	970
Segment profit	2,732	1,842	117

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

4. Segment Reporting (continued)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Three Months ended September 30,
($ in thousands)	2005	2004
Total segment profit	$8,998	$4,691
Corporate revenues	151	237
Unallocated corporate expenses:
General and administrative	(1,370)	(700)
Net interest expense	(1,817)	(2,247)
Loan fees and bond call premium	(187)	--
Other, net	(209)	(155)

Total unallocated corporate expenses	(3,583)	(3,102)

Income before income taxes	$5,566	$1,826

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$3,018	$1,242	$7,578	$4,745
Stock-based employee compensation
expense, net of tax	121	282	1,525	866

Pro forma net income	$2,897	$960	$6,053	$3,879

Pro forma earning per share:
Basic	$0.08	$0.05	$0.18	$0.19
Diluted	$0.08	$0.05	$0.17	$0.19

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

6. Inventory

As of September 30, 2005 and December 31, 2004, inventory consists of the following:

(in thousands)	September 30, 2005	December 31, 2004
Raw Materials	$16,560	$11,326
Work in Progress	15,823	19,006

	$32,383	$30,332

7. Discontinued Operations

In 2004, we decided to divest our orthopaedics business unit and accordingly had shown all assets and liabilities related to these operations as held for sale. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners, L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in SanuWave, Inc.. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. This divestiture resulted in an increase to goodwill of approximately $6 million. As part of the divestiture, we have agreed to provide the buyer of the orthopaedics assets with certain transition services that will include, without limitation, certain manufacturing services, sales support, and office support. We will be paid $100,000 per month for the first six months in return for the services we provide, in addition to receiving reimbursement of certain direct costs to provide the services for as long as services are provided. The term of transition services varies according to the specific service involved, but will not in any event extend beyond two years. Revenues from this business unit totaled $6.6 million in 2005.

As part of the merger between Prime and HSS in November 2004, we acquired a minority owned Swiss subsidiary, HMT High Medical Technologies AG (“HMT”), which was in a net liability position at the date of acquisition. In December 2004, we decided to no longer fund the operations of HMT. Also in December 2004, the directors of HMT received a letter from their external auditors informing them HMT was over-indebted. Based on this action, the directors had a statutory obligation to initiate insolvency proceedings and in January 2005 filed for relief under Swiss insolvency laws. We deconsolidated the operations of HMT in December 2004. We recorded the assets and liabilities of HMT at the value of the net liabilities at the time of bankruptcy. In the first quarter of 2005, we paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT’s accounts receivable that secured the $5.1 million claim. Through September 30, 2005, we had recovered approximately $1.5 million. Any additional recoveries in the future will be recorded as income when received.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005 (Unaudited)

7. Discontinued Operations (continued)

In September 2005, we acquired all of the patents and other intellectual property related to the urological devices formerly manufactured by HMT. The acquisition ensures us exclusive ownership and control of the patents, trademarks, and manufacturing rights pertaining to the LithoDiamond and LithTron lithotripters and the patent-protected electrodes utilized by these devices. The acquisition gives us flexibility to locate production in a cost-efficient environment and also enables market-specific modifications to the devices that can pave the way for greater sales opportunities in international markets.

8. Acquisitions

On July 14, 2005, we acquired a 33% interest in each of Cascade Urological Services, LLC and Cascade Laser Services, LLC. As part of the consideration paid, we issued a total of 89,200 shares of our common stock. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the closing date. We recognized approximately $3.3 million of goodwill related to this transaction, all of which is tax deductible.

9. Related Party Transaction

In September 2005, our president and chief executive officer announced his resignation. We have entered into a consulting and non-competition agreement with him whereby he will provide certain consulting services for us through March 2006 in exchange for semi-monthly payments of $18,750. In addition, we agreed to pay him $500,000 in return for his promise not to compete for three years following the execution of the agreement. This amount was expensed when paid in September 2005.

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

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those referred to above, could affect our future results, where applicable, and the future results of the health care industry in general, and could cause those results to differ materially from those expressed in such forward-looking statements:

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000 and $2,100, respectively, for the first nine months of 2005 and 2004. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

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

Recent Developments

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest.

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

In September 2005, we acquired all of the patents and other intellectual property related to the urological devices formerly manufactured by HMT. The acquisition ensures us exclusive ownership and control of the patents, trademarks, and manufacturing rights pertaining to the LithoDiamond and LithTron lithotripters and the patent-protected electrodes utilized by these devices. The acquisition gives us flexibility to locate production in a cost-efficient environment and also enables market-specific modifications to the devices that can pave the way for greater sales opportunities in international markets.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology, medical device sales and service, and specialty vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of September 30, 2005, we had goodwill of $305 million.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

A third critical accounting policy is consolidation of our investment in partnerships or limited liability corporations (LLC’s) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLC’s where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide for broad powers by us. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20% - 50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Our total revenues for the nine months ended September 30, 2005 increased $60,250,000 (44%) as compared to the same period in 2004. Revenues from our urology operations increased by $55,811,000 (116%) primarily related to our merger with HSS in November 2004 and significant growth in our greenlight laser operations. Urology revenues associated with legacy HSS entities totaled $54.3 million for the first nine months of 2005, while greenlight laser revenues from our organic operations increased from $783,600 in 2004 to $3,982,000 in 2005. The actual number of procedures performed in the nine months ended September 30, 2005 increased by 98% compared to the same period in 2004. The average rate per procedure increased by 9% for the first nine months of 2005 as compared to the same period a year ago. Revenues for our medical device sales and services segment increased by $5,894,000 (76%) compared to the same period in 2004 due primarily to our merger with HSS. Medical device sales and service revenues before intersegment eliminations totaled $25.7 million. We sold 14 lithotripers and 49 tables in the first nine months of 2005 compared to 4 lithotripter and 73 tables in the same period in 2004. Our specialty vehicle manufacturing revenues decreased $1,285,000 (2%) compared to the same period in 2004, while the actual number of units shipped increased from 274 during 2004 to 277 during 2005.

Our costs of services and general and administrative expenses for the nine months ended September 30, 2005 increased $31,874,000 in absolute terms, but decreased from 77% to 70% as a percentage of revenues compared to the same period in 2004. Our costs of services associated with our urology operations for the first nine months of 2005 increased $26,754,000 (139%) in absolute terms and increased from 40% to 44% of our urology revenues compared to the same period in 2004. Urology costs associated with legacy HSS entities were $28.1 million for the first nine months 2005. Costs from our organic urology operations actually decreased by $1,396,000 in the first nine months of 2005 as compared to same period in 2004. Our costs of services associated with our medical device sales and services operations for the first nine months 2005 increased $2,052,000 (37%) in absolute terms but decreased from 72% to 56% of the segment revenues compared to the same period in 2004. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment. An increase in the amount of intersegment eliminations of these maintenance charges was the primary reason medical device sales and service costs decreased as a percentage of their related revenues. Our cost of services associated with our specialty vehicle manufacturing operations decreased $2,897,000 (4%) in absolute terms for the first nine months of 2005 and decreased from 91% to 89% of our specialty vehicle manufacturing revenues compared to the same period in 2004 due to our plant consolidation process completed in late 2004 which has resulted in higher product margins. Our corporate expenses remained consistent at 2% of revenues compared to the same period in 2004, increasing $1,443,000 (54%) in absolute terms for the first nine months of 2005 due to our merger with HSS in November 2004.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense increased $4,522,000 for the nine months ended September 30, 2005 compared to the same period in 2004 due primarily to our merger with HSS. Legacy HSS entities had depreciation and amortization totaling $4.0 million for the nine months ended September 30, 2005.

Minority interest in consolidated income for the nine months ended September 30, 2005 increased $18,831,000 (112%) compared to the same period in 2004, as a result of an increase in income from our urology segment due primarily to the HSS merger. Legacy HSS entities had minority interest expense totaling $16.5 million for the nine months ended September 30, 2005.

Provision for income taxes for the nine months ended September 30, 2005 increased $2,979,000 compared to the same period in 2004 due to an increase in taxable income. The effective tax rate increased in 2005 due to contingencies being reversed in 2004.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Our total revenues for the three months ended September 30, 2005 increased $23,032,000 (50%) as compared to the same period in 2004. Revenues from our urology operations increased by $19,148,000 (110%) in the quarter primarily related to our merger with HSS in November 2004 and significant growth in our greenlight laser operations. Urology revenues associated with legacy HSS entities totaled $18.7 million for the third quarter of 2005, while greenlight laser revenues from our organic operations increased from $643,000 in 2004 to $1,385,000 in 2005. The actual number of procedures performed in the three months ended September 30, 2005 increased by 88% compared to the same period in 2004. The average rate per procedure increased by 11% for the third quarter of 2005 as compared to the same period a year ago. Revenues for our medical device sales and services segment increased by $3,489,000 (133%) for the third quarter of 2005 compared to the same period in 2004 due primarily to our merger with HSS. Medical device sales and service revenues before intersegment eliminations totaled $10.1 million for the third quarter of 2005. We sold 6 lithotripers and 17 tables in the third quarter of 2005 compared to 1 lithotripter and 27 tables in the same period in 2004. Our specialty vehicle manufacturing revenues increased $481,000 (2%) for the third quarter of 2005 compared to the same period in 2004. The actual number of units shipped decreased from 95 in 2004 to 88 in 2005.

Our costs of services and general and administrative expenses for the three months ended September 30, 2005 increased $13,230,000 in absolute terms, but decreased from 77% to 70% as a percentage of revenues compared to the same period in 2004. Our costs of services associated with our urology operations for the third quarter of 2005 increased $8,963,000 (133%) in absolute terms and increased from 39% to 43% of our urology revenues compared to the same period in 2004. Urology costs associated with legacy HSS entities were $9.0 million for the third quarter 2005. Our costs of services associated with our medical device sales and services operations for the third quarter 2005 increased $1,963,000 (84%) in absolute terms but decreased from 89% to 70% of the segment revenues compared to the same period in 2004. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment. An increase in the amount of intersegment eliminations of these maintenance charges was the primary reason medical device sales and service costs decreased as a percentage of their related revenues. Our cost of services associated with our specialty vehicle manufacturing operations increased $152,000 (1%) in absolute terms for the third quarter 2005 and decreased from 92% to 91% of our specialty vehicle manufacturing revenues compared to the same period in 2004 due to our plant consolidation process completed in late 2004 which has resulted in higher product margins. Our corporate expenses remained consistent at 2% of revenues compared to the same period in 2004, but increased $670,000 (96%) in absolute terms for the third quarter 2005 due primarily to severance and noncompete payments to an ex-officer of our company.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense increased $1,482,000 for the three months ended September 30, 2005 compared to the same period in 2004 due primarily to our merger with HSS. Legacy HSS entities had depreciation and amortization totaling $1.4 million for the three months ended September 30, 2005.

Minority interest in consolidated income for the three months ended September 30, 2005 increased $6,247,000 (95%) compared to the same period in 2004, as a result of an increase in income from our urology segment due primarily to the HSS merger. Legacy HSS entities had minority interest expense totaling $5.8 million for the three month ended September 30, 2005.

Provision for income taxes for the three months ended September 30, 2005 increased $1,560,000 compared to the same period in 2004 due to an increase in taxable income. The effective tax rate increased in 2005 due to contingencies being reversed in 2004.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $16,292,000 and $21,960,000 at September 30, 2005 and December 31, 2004, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the nine months ended September 30, 2005 and 2004, our subsidiaries distributed cash of approximately $40,257,000 and $22,509,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $35,286,000 for the nine months ended September 30, 2005 and $24,969,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 compared to the nine months ended 2004, fee and other revenue collected increased by $45,307,000 due primarily to the HSS merger discussed previously, partially offset by a $7.8 million increase in specialty vehicle manufacturing accounts receivable. Cash paid to employees, suppliers of goods and others for the nine months ended September 30, 2005 increased by $29,621,000 compared to the same period in 2004. These fluctuations are attributable to the HSS merger as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $4,644,000 for the nine months ended September 30, 2005 was due primarily to monthly interest payments on our new debt and loan fees and bond call premium totaling $2,833,000 which were paid in the first half of 2005 related to our debt refinancing discussed previously.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used by our investing activities for the nine months ended September 30, 2005, was $7,857,000. We purchased equipment and leasehold improvements totaling $10,068,000. Cash used by our investing activities for the nine months ended September 30, 2004, was $1,935,000 primarily due to $6,403,000 in equipment and leasehold improvements purchases, partially offset by net cash received from our acquisition of Medstone International, Inc. totaling $3,155,000. Cash used in our financing activities for the nine months ended September 30, 2005, was $33,097,000, primarily due to distributions to minority interests of $40,257,000 and payments on notes payable of $171,831,000 partially offset by borrowings on notes payable of $163,265,000. Cash used in our financing activities for the nine months ended September 30, 2004, was $26,429,000, primarily due to distributions to minority interests of $22,509,000 and net payments on notes payable of $4,285,000.

Accounts receivable as of September 30, 2005 has increased $10,467,000 from December 31, 2004. This increase is primarily related to an increase in receivables in our specialty vehicle manufacturing segment which totaled $7.8 million. Bad debt expense was less than $300,000 for the nine months ended September 30, 2005 and 2004.

Inventory as of September 30, 2005 totaled $32,383,000 and increased $2,051,000 from December 31, 2004. Total backlog for the manufacturing segment was $30,706,000 and $32,983,000 as of September 30, 2005 and 2004, respectively.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility. At September 30, 2005, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. As of September 30, 2005, we were in compliance with these covenants.

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

Other long term debt. At September 30, 2005, we had approximately $3.7 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November 2006. We also had notes totaling $13.5 million as of September 30, 2005 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At September 30, 2005, we had an obligation totaling $750,000 related to payments to the previous owner of Aluminum Body Corporation (“ABC”), an entity we acquired in January 2003, for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at September 30, 2005, as part of our Medstone acquisition, we had an obligation totaling $454,169 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $312,500 related to payments to two former employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General The following table presents our contractual obligations as of September 30, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$141,583	$8,117	$11,371	$62,632	$59,463
Operating Leases (2)	11,199	2,980	4,044	2,612	1,563

Non-compete contracts (3)	1,517	700	796	21	--

Total	$154,299	$11,797	$16,211	$65,265	$61,026

(1)	Represents our senior credit facility and other long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents other long term obligations as discussed above.

In addition, the scheduled principal repayments for all long term debt as of September 30, 2005 are payable as follows:

($ in thousands)
2006	$8,117
2007	8,111
2008	3,260
2009	2,192
2010	60,440
Thereafter	59,463

Total	$141,583

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in our latest Form 10-K filed with the SEC and other filings with the SEC. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our credit facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our credit facility with our lenders.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology. In April 2005, this statement was delayed until the first annual period starting after June 15, 2005 or our first quarter of 2006. Although we are currently evaluating the potential impact of the new standard, the impact is anticipated to be negative.

At its June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus subject to ratification by the FASB on EITF 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements would replace counterpart requirements in Statement of Position (SOP) 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. The approved consensus by the EITF are based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 would establish a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome. Based on the approved consensus, the presumption of general-partner control would be overcome only if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or “participating rights” - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. We do not believe that the adoption of EITF 04-05 will have a material effect on our condensed consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30 2005, we had long-term debt (including current portion) totaling $141,583,000, of which $8,269,000 had fixed rates of 4% to 11%, $3,691,000 incurred interest at a variable rate equal to a specified prime rate, and $129,623,000 incurred interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We are exposed to some market risk due to the floating interest rate debt totaling $133,314,000. We make monthly or quarterly payments of principal and interest on $131,591,000 of the floating rate debt. An increase in interest rates of 1% would result in a $1,333,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of September 30, 2005, under the supervision and with the participation of our management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

On July 14, 2005, we acquired a 33% interest in each of Cascade Urological Services, LLC and Cascade Laser Services, LLC. As part of the consideration paid, we issued a total of 89,200 shares of our common stock to the sellers. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a) 10.1* 10.2 10.3 10.4 10.5 10.6 31.1* 31.2* 32.1* 32.2*	Exhibits

    Credit Agreement, dated as of March 23, 2005, among HealthTronics, Inc. the lenders party thereto, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, National Association, as Administrative
    Agent for the lenders.
    Purchase Agreement, dated August 1, 2005, by and between HealthTronics, Inc. and SanuWave, Inc.
    (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and
    Exchange Commission on August 3, 2005).
    Consulting and Non-Competition Agreement, dated September 21, 2005, by and between HealthTronics, Inc.
    and Brad A. Hummel (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the
    Securities and Exchange Commission on September 27, 2005).
    Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc. and John
    Q. Barnidge (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed with the
    Securities and Exchange Commission on September 27, 2005).
    Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc. and James
    S. B. Whittenburg (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed with the
    Securities and Exchange Commission on September 27, 2005).
    Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc. and
    Christopher Schneider (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2005).
    Certification of Principal Executive Officer
    Certification of Chief Financial Officer
    Certification of Principal Executive Officer
Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2005	HEALTHTRONICS, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Senior Vice President and Chief Financial Officer