Form 10-K
period 2005-12-31
HEALTHTRONICS, INC.
filed 2006-04-20
CIK 1018871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value at June 30, 2005: $429,672,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 31, 2006
Common Stock, no par value	34,891,985

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy material for the 2006 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE

On March 31, 2006, HealthTronics, Inc. (the “Company”) announced it would restate its audited consolidated financial statements for each of the years ended December 31, 2004, 2003, 2002 and 2001 and the Company’s unaudited consolidated financial statements for each of the quarterly periods ended September 30, 2005 and 2004, June 30, 2005 and 2004, March 31, 2005 and 2004, and December 31, 2004 (collectively, the “Relevant Periods”) to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of the Company’s trailers. As part of that announcement, the Company stated that its previously issued consolidated financial statements for the Relevant Periods should no longer be relied upon.

This Annual Report on Form 10-K for the year ended December 31, 2005 includes the Company’s consolidated financial statements as of and for the year ended December 31, 2005, the Company’s restated consolidated financial statements for each of the years ended December 31, 2004 and 2003, and the Company’s restated amounts for the other Relevant Periods. The Company has not amended and does not intend to amend its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Relevant Periods, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Beginning in 2001, the Company began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, the Company accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. The Company has determined that it should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Accordingly, the Company has restated its consolidated financial statements for the Relevant Periods to reflect this accounting treatment. The restatement entries relate only to the timing of the recognition of revenue between periods.

This restatement is more fully described in Note C to the Company’s consolidated financial statements included in this Form 10-K.

The Company’s management has determined that the restatement described above was the result of a material weakness in the Company’s internal control over financial reporting. Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 should no longer be relied upon. The Company has remediated the material weakness as of the date of filing this Annual Report on Form 10-K. See further discussion of this material weakness and related remedial efforts, along with a discussion of a second material weakness and related remedial efforts, in “Item 9A. Controls and Procedures.”

All amounts referenced in this Annual Report on Form 10-K for the Relevant Periods and for comparisons including a Relevant Period reflect the balances and amounts on a restated basis as described above.

HEALTHTRONICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

For a discussion of recent developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

Our services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy medical devices approved by the U.S. Food and Drug Administration, or the FDA. Generally, in providing lithotripsy services, we provide the lithotripter equipment and clinical technicians who assist physicians with the operation of the equipment during procedures. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000 and $1,900, respectively, for 2005 and 2004. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Benign Prostate Disease and Prostate Cancer Treatments. Also in the urology sement, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

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

Medical Device Sales and Service

We manufacture, sell and maintain lithotripters and their related consumables. We also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables.

We recognize medical device sales and service revenue from the following sources:

•	Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•	Fees for equipment sales, consumable sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. We also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for devices and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated.

Specialty Vehicle Manufacturing

We design, construct and engineer mobile trailers, coaches and special purpose mobile units that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications. During 1997, we acquired a majority interest in AK Specialty Vehicles, which provides manufacturing services, installation, refurbishment and repair of trailers and coaches for mobile medical services providers, including non-lithotripsy medical services such as magnetic resonance imaging, cardiac catheterization labs, CT scanners, and postitron emission tomography. In May 2002, we acquired the remaining minority ownership interest in AK Specialty Vehicles which is now one of our wholly-owned subsidiaries.

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

A significant portion of our revenue has been derived from our specialty vehicle manufacturing operations. Beginning in 2001, we began manufacturing a certain type of trailers to the OEM’s forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with SOP 81-1, using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Revenue from the manufacture of trailers where we have a customer contract prior to beginning production is recognized when the project is substantially complete. Substantially complete is when the following have occurred (1) all significant work on the project is done; (2) the specifications under the contract have been met; and (3) no significant risks remain.

Our manufacturing business is headquartered in Harvey, Illinois, with additional manufacturing operations in Calumet City, Illinois; Clearwater, Florida; Riverside, California and Oud Bierjland, Holland. Additionally, we operate a service and sales facility in Camberley, England.

Orthotripsy

In orthopaedics, we provided non-invasive surgical solutions for a wide variety of orthopaedic conditions such as chronic plantar fasciitis and chronic lateral epicondylitis, more commonly known as heel pain and tennis elbow, respectively. We provided these services with our device called the OssaTron, which is an evolution of the lithotripsy technology. The OssaTron is approved by the FDA for the two previously stated indications and has been demonstrated to be effective through clinical studies. In August 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C.

Revenues and Industry Segments

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note M of our consolidated financial statements, which are included in this Annual Report on Form 10-K.

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

In Medical Device Sales and Services, we also compete with other manufacturers of minimally invasive medical devices in our markets. The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH and Direx.

In our specialty vehicle manufacturing segment, we compete with national, regional and local designers and manufacturers of trailers and coaches for transporting medical devices and mobile equipment designed for mobile command and control centers and equipment for the media and broadcast industry.

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

We may also face product liability claims as a result of our medical device and specialty vehicle manufacturing.

We currently maintain general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $10,000,000, with a deductible of $50,000 per occurrence. In addition, we require medical professionals who utilize our services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for our liabilities, we might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages that might have a material adverse effect on our results of operations or financial condition. We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $100,000 per person per policy year.

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

As previously reported on a Form 8-K filed by Prime on September 28, 2004, we concluded an internal investigation of a business transaction involving our manufacturing division, which transaction may have violated the federal anti-kickback laws. We voluntarily reported the transaction to the U.S. General Services Administration, or GSA. The GSA has assigned a government investigator in response to our voluntary disclosure and we intend to fully cooperate with any GSA investigation. Based on the findings of our outside legal counsel, we (1) believe this was an isolated incident, (2) do not believe the pending resolution of this matter will materially and adversely affect our financial condition, results of operation, or business, and (3) believe there is a low to moderate risk that the federal government would suspend or eliminate AK Specialty Vehicles from federal government procurement contracting for some period of time.

Equipment

We either manufacture or purchase our urology equipment and maintain that equipment with either internal personnel or pursuant to service contracts with the manufacturers or other service companies. For mobile lithotripsy, we either purchase or lease the tractor, usually for a term up to five years, and purchase the trailer or a self contained coach. We are not dependent on one manufacturer of medical equipment.

Employees

As of February 28, 2005, we employed approximately 930 full-time employees and approximately 8 part-time employees.

Risk Factors

Our high levels of indebtedness may limit our financial and operating flexibility.

We continue to have high levels of debt and interest expense. Our long-term debt as of December 31, 2005 was approximately $129.2 million, not including the current portion of long-term debt of $11.1 million on that date. Our debt to equity ratio as of December 31, 2005 was approximately 0.58 to 1.00.

We have a revolving line of credit with a borrowing limit of $50.0 million. As of December 31, 2005, there were no amounts drawn on the revolver. In addition, we have outstanding a $125.0 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility.

We have been assigned a B-1 senior implied rating by Moody’s Investor Service Inc. We have also been assigned a BB- corporate credit rating by Standard and Poor’s Ratings Group. All of these ratings are below investment grade. As a result, at times we may have difficulty accessing capital markets or raising capital on favorable terms as we will incur higher borrowing costs than our competitors that have higher ratings. Therefore, our financial results may be negatively affected by our inability to raise capital or the cost of such capital as a result of our credit ratings.

We must comply with various covenants contained in our revolving credit facility and related to the senior secured term loan B and any other future debt arrangements that, among other things, limit our ability to:

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

Recent legislation and several regulatory initiatives at the state and federal levels address patient privacy concerns. New federal legislation extensively regulates the use and disclosure of individually identifiable health- related information and the security and standardization of electronically maintained or transmitted health-related information. We do not yet know the total financial or other impact of these regulations on our business. Continuing compliance with these regulations will likely require us to spend substantial sums, including, but not limited to, purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with the privacy regulations, we could suffer civil penalties of up to $25,000 per calendar year per standard (with well over fifty standards with which to comply) and criminal penalties with fines of up to $250,000 for willful and knowing violations. In addition, health care providers will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These privacy laws vary by state and could impose additional penalties.

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

Our urology services and manufacturing business exposes us to potential product liability risks that are inherent in these industries. All medical procedures performed in connection with our business activities are performed by or under the supervision of physicians who are not our employees. We do not perform medical procedures. However, we may be held liable if patients undergoing urology treatments using our devices are injured. We may also face product liability claims as a result of our medical device and specialty vehicle manufacturing. We cannot ensure that we will be able to avoid product liability exposure. Product liability insurance is generally expensive, if available at all. We cannot ensure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

Our success will depend partly on our ability to operate without infringing on or utilizing the proprietary rights of others.

The medical device industry is characterized by a substantial amount of litigation over patent and other intellectual property rights. No one claims that any of our medical devices infringe on their intellectual property rights; however, it is possible that we may have unintentionally infringed on others’ patents or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would reduce our revenues and net income.

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

Our stock price has a history of volatility. Fluctuations have occurred even in the absence of significant developments pertaining to our business. Stock prices and trading volume of companies in the health care and health services industry have fallen and risen dramatically in recent years. Both company-specific and industry-wide developments may cause this volatility. During 2005, our stock price ranged from $6.49 to $13.99. Factors that could impact the market price of our common stock include the following:

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

We have followed an acquisition strategy since 1992 that has resulted in rapid growth in our business. This acquisition strategy may include acquiring healthcare services and specialty vehicle manufacturing businesses and is dependent on the continued availability of suitable acquisition candidates and our ability to finance and complete any particular acquisition successfully. Moreover, the U.S. Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of our wholly-owned subsidiaries, was the general partner posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to our size and market share, seek to (1) restrict our future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that we divest certain of our lithotripsy operations. Furthermore, acquisitions involve a number of risks and challenges, including:

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

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2005, we had goodwill of $306 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment.

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

We recently signed a distribution agreement with EDAP TMS S.A., a French company, which provides that we will start a clinical trial for the submission of high intensity focused ultrasound, or HIFU, treatment of prostate cancer to the FDA for pre-market approval. In the event the costs of the clinical trial are greater than those budgeted by us, we could be forced to increase debt or to limit spending on the development of other projects. In the event of such increased costs, our earnings and stock price could be depressed or negatively impacted. While HIFU has been successful in Europe to treat prostate cancer, the results of the clinical trials may not meet the standards required for approval by the FDA. Failure to obtain FDA approval for HIFU could adversely affect future earnings and negatively impact the market price of our common stock.

We have in the past identified material weaknesses in our internal control over financial reporting, and the identification of any significant deficiencies or material weaknesses in the future could affect our ability to ensure timely and reliable financial reports.

In connection with our management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules issued by the Securities and Exchange Commission, we identified two material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board defines a material weakness as a single deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe we have taken measures to remedy these material weaknesses. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses and the related remedial measures, see Item 9A in this Annual Report on Form 10-K.

Although our management will continue to periodically review and evaluate the effectiveness of our internal controls, we can give you no assurance that there will be no material weaknesses in our internal control over financial reporting. We may in the future have material weaknesses in our internal control over financial reporting as a result of our controls becoming inadequate due to changes in conditions, the degree of compliance with our internal control policies and procedures deteriorating, or for other reasons. If we have significant deficiencies or material weaknesses in our internal control over financial reporting, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities.

Executive Officers

As of March 3, 2006, our executive officers were as follows:

Name	Age	Position
John Q. Barnidge	54	Interim Chief Executive Officer and President, Chief Financial Officer and Senior Vice President
James S.B. Whittenburg	34	Senior Vice President—Development, General Counsel, Secretary and President of Specialty Vehicle Manufacturing Division
Christopher B. Schneider	38	President of Medical Device Sales and Service and Chief Operating Officer of Urology
Richard A. Rusk	44	Vice President and Controller

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Mr. Barnidge was named Interim Chief Executive Officer and President in December 2005 and has been our Chief Financial Officer and Senior Vice President since December 2001. Mr. Barnidge was our Treasurer from August 2001 until December 2001. Before joining us, Mr. Barnidge, a CPA, was a partner in a public accounting and consulting firm from 1986 through July 2001. Mr. Barnidge is also a Certified Valuation Analyst and a Certified Fraud Examiner. He was formerly an Adjunct Professor in the University of Houston’s Graduate School of Business.

Mr. Whittenburg was named President of our Specialty Vehicle Manufacturing Division in December 2005 and has been our General Counsel and Senior Vice President—Development since March 2004. Previously Mr. Whittenburg practiced law at Akin Gump Strauss Hauer & Feld LLP, where he specialized in corporate and securities law. Mr. Whittenburg, a CPA, is licensed to practice law in Texas.

Chris Schneider joined us as Vice President of Sales and Marketing in August 2004 and was named President of the newly formed Medical Device Sales and Service division in May 2005. In December 2005 he assumed the additional responsibility of Chief Operating Officer of the Urology Services division. Prior to joining HealthTronics, Mr. Schneider was Vice President of U.S. Sales and Marketing for Carbomedics, the cardiac surgery division of the Sorin Group, from June 2001 through July 2004. His experience also includes ten years in various sales, marketing and general management positions for General Electric Medical Systems.

Mr. Rusk joined us in August 2000 as our Controller and was named Vice President in June 2002. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

Our Board of Directors has engaged Russell Reynolds Associates to assist it in its search for a permanent president and chief executive officer.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC’s website at http://www.sec.gov.

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

ITEM 1A.	RISK FACTORS

The information required by this item is set forth under “Risk Factors” in Part I, Item 1.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located in Austin, Texas in an office building owned by us. For our manufacturing business, we own two buildings containing approximately 78,000 and 85,000 square feet of manufacturing and office space in Harvey and Calumet City, Illinois, respectively. Additionally, we lease approximately 100,000 square feet of manufacturing and office space in Clearwater, Florida for approximately $40,000 a month (with less than 1 year remaining on the term of such lease), we lease approximately 68,000 square feet of manufacturing and office space in Riverside, California for approximately $32,000 a month (with approximately 5 years remaining on the term of such lease), and we lease approximately 104,000 square feet of manufacturing and office space in Oud Bierjland, Holland for approximately $66,000 a month (with approximately 2 years remaining on the term of such lease).

In addition, in May 2005, we entered into a five-year lease on a 41,000 square foot facility in Kennesaw, Georgia for our Medical Device Sales and Service operations for approximately $23,000 a month.

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed, a Consolidated Amended Class Action Complaint was filed on July 3, 2004 with the United States District Court, Northern District of Georgia, Atlanta Division, amending and consolidating several previously filed shareholder class action lawsuits alleging securities fraud. All claims in the dispute have been fully settled pursuant to an Order and Final Judgment by the court on December 1, 2005. The entire settlement cost of $2.825 million (plus interest) was paid by our directors and officers insurance carrier.

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices per share for our common stock on the Nasdaq National Market for the years ended December 31, 2005 and 2004 (NASDAQ Symbol “HTRN”).

	2005		2004
	High	Low	High	Low
First Quarter	$11.71	$9.35	$7.10	$5.87
Second Quarter	$13.84	$10.95	$7.99	$6.11
Third Quarter	$13.99	$9.67	$7.82	$6.88
Fourth Quarter	$10.00	$6.49	$10.79	$6.32

On February 28, 2006, we had 647 holders of record of our common stock.

We are not currently paying dividends on our common stock. We have the authority to declare and pay dividends on our common stock at our discretion, as long as we have funds legally available to do so and our senior credit facility permits the declaration and payment. Our senior credit facility restricts our ability to pay cash dividends. In addition, we intend to retain our earnings to finance the expansion of our business and for general corporate purposes. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

At December 31, 2005, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. The following table sets forth certain information as of December 31, 2005 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	852,165	$7.07	—
Prime 2003 stock option plan	185,000	$5.78	—
HSS equity incentive plan and stock option plans	2,010,742	$8.08	99,118
Other equity compensation plans approved by our security holders	N/A	N/A	N/A

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2005, 2004 and 2003, (b) our unaudited consolidated statements of income and cash flows for each of the years ended December 31, 2002 and 2001, (c) our audited consolidated balance sheets as of December 31, 2005 and 2004, (d) our unaudited consolidated balance sheets as of December 31, 2003, 2002 and 2001, and (e) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, September 30, June 30, and March 31, for 2005 and 2004. As discussed under “Business-General” under Part I, Item 1 of this Annual Report on Form 10-K, the merger of Prime and HSS was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. As a result, the financial information presented below reflects the results of operations of Prime and HSS on a combined basis after November 10, 2004 and the results of operations of Prime for the periods prior to November 10, 2004. In addition, the financial information presented below reflects our financial condition on a combined basis as of December 31, 2005 and 2004 and Prime’s financial condition as of December 31, 2003, 2002, and 2001. As discussed in Note C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, certain amounts have been restated to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 with respect to sales of certain of our trailers. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period. The restatement of our consolidated financial statements for the years ended December 31, 2004 and 2003 is more fully described in Note C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands, except per share data)	2005	2004		2003	2002		2001
		(Restated)		(Restated)	(Restated)		(Restated)
Revenues:
Urology	$139,340	$76,212		$58,702	$69,498		$80,887
Medical Device Sales and Service	18,202	10,846		1,714	803		—
Specialty Vehicle Manufacturing	109,447	109,844		98,180	89,264		44,998
RVC	—	—		—	10,143		22,332
Other	705	936		1,022	739		70

Total	$267,694	$197,838		$159,618	$170,447		$148,287

Income:
Net income (loss)	$9,188	$1,353	(1)	$6,422	$501	(2)	$(14,985	)(2)

Diluted earnings (loss) per share	$0.26	$0.06		$0.37	$0.03		($0.95)

Dividends per share	None	None		None	None		None
Total assets	$482,732	$474,158		$279,378	$265,050		$251,521

Long-term obligations (a)	$129,980	$114,442		$113,125	$118,306		$118,532

(a)	Includes long term debt, other long term obligations and deferred compensation liability.

(In thousands, except per share data)	Quarter Ended
Quarterly Data	March 31	June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)
2005
Revenues	$61,589	$63,430	$69,049	$73,626
Net income	$1,534	$2,575	$3,131	$1,948
Per share amounts (basic):
Net income	$0.05	$0.08	$0.09	$0.06
Weighted average shares outstanding	33,315	34,040	34,889	34,976
Per share amounts (diluted):
Net income	$0.04	$0.07	$0.09	$0.06
Weighted average shares outstanding	34,316	35,218	35,789	35,379

(In thousands, except per share data)	Quarter Ended
Quarterly Data	March 31	June 30	Sept. 30	Dec. 31
	(Restated)	(Restated)	(Restated)	(Restated)
2004
Revenues	$42,889	$48,453	$49,692	$56,804
Net income (loss)	$1,523	$2,348	$1,329	$(3,847)
Per share amounts (basic):
Net income (loss)	$0.08	$0.11	$0.06	$(0.14)
Weighted average shares outstanding	18,670	20,679	20,680	27,534
Per share amounts (diluted):
Net income (loss)	$0.08	$0.11	$0.06	$(0.14)
Weighted average shares outstanding	18,873	20,952	21,013	27,534

(1)	In the fourth quarter of 2004, we incurred $1 million of costs related to the Prime and HSS merger. These costs primarily included certain severance costs of Prime employees, costs related to our new HealthTronics branding and certain costs for exiting board members primarily for the cashless exercise of stock options. We also accrued $1.9 million of costs related to our discretionary bonus plan. We also incurred costs totaling $6 million related to the closing of our manufacturing plants in Carlisle, Pennsylvania and Sanford, Florida. In connection with completing this process, we also reorganized our division management and culled backlog of commitments based on revised cost structure and resources, which resulted in a write-down of work in process for projects that would be unprofitable and raw materials for product lines which we are discontinuing.

(2)	During 2002, we recognized an impairment of approximately $17 million related to the disposal of our refractive vision operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related hospital contract. During the year ended December 31, 2001, we recognized a charge totaling $44.6 million, of which $8.2 million relates to minority interest, leaving a net impact to us of $36.4 million, all but $2.5 million of which was non-cash. Of this amount, approximately $21.6 million was for our impairment of goodwill associated with acquisitions made in the refractive vision segment during 1999 and 2000, $4.4 million related to a loss on our sale of a Kansas City refractive center, $3.8 million related to recognizing impairments of certain lithotripsy assets, $3.8 million related to an increase in reserves on lithotripsy receivables, net of the related minority interest portion of the increased reserves of $8.2 million, and $2.5 million for the severance of certain contractual obligations. We based our increase in reserves on certain lithotripsy receivables on negotiated settlements with hospitals and on additional information now available to us from a full year’s operations of our new receivables system, which was placed in service in late 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Financial Statements

On March 31, 2006, we announced that we would restate our audited consolidated financial statements for each of the years ended December 31, 2004, 2003, 2002 and 2001 and our unaudited consolidated financial statements for each of the quarterly periods ended September 30, 2005 and 2004, June 30, 2005 and 2004, March 31, 2005 and 2004 and December 31, 2004 (collectively, the “Relevant Periods”) to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of our trailers. As part of that announcement, we stated that our previously issued consolidated financial statements for the Relevant Periods should no longer be relied upon.

This Annual Report on Form 10-K for the year ended December 31, 2005 includes our consolidated financial statements as of and for the year ended December 31, 2005, our restated consolidated financial statements for each of the years ended December 31, 2004 and 2003, and our restated amounts for the other Relevant Periods. We have not amended and do not intend to amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Relevant Periods, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction–Type Contracts and Certain Production–Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Accordingly, we have restated our consolidated financial statements for the Relevant Periods to reflect this accounting treatment. The restatement entries relate only to the timing of the recognition of revenue between periods. These adjustments are summarized as follows (in thousands):

	Year ended December 31,
	2004			2003			2002			2001
	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated
Item							As Reported	Adj.	As Restated	As Reported	Adj.	As Restated
Revenue	$193,076	$4,762	$197,838	$160,393	$(775)	$159,618	$169,936	$511	$170,447	$154,868	$(6,581)	$148,287
Net Income (loss)	$878	$475	$1,353	$6,223	$199	$6,422	$770	$(269)	$501	$(14,465)	$(520)	$(14,985)
Basic earnings (loss) per share	$0.04	$0.02	$0.06	$0.36	$0.01	$0.37	$0.05	$(0.02)	$0.03	$(0.92)	$(0.03)	$(0.95)
Diluted earnings (loss) per share	$0.04	$0.02	$0.06	$0.36	$0.01	$0.37	$0.05	$(0.02)	$0.03	$(0.92)	$(0.03)	$(0.95)

	Quarter Ended (unaudited)
	March 31			June 30			Sept. 30			Dec. 31
Item	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated
2005
Revenue	$63,226	$(1,637)	$61,589	$64,722	$(1,292)	$63,430	$69,464	$(415)	$69,049	N/A	N/A	N/A
Net Income	$1,739	$(205)	$1,534	$2,825	$(250)	$2,575	$3,018	$113	$3,131	N/A	N/A	N/A
Basic earnings per share	$0.05	$—	$0.05	$0.08	$—	$0.08	$0.09	$—	$0.09	N/A	N/A	N/A
Diluted earnings per share	$0.05	$(0.01)	$0.04	$0.08	$(0.01)	$0.07	$0.09	$—	$0.09	N/A	N/A	N/A
2004
Revenue	$40,213	$2,676	$42,889	$50,518	$(2,065)	$48,453	$46,432	$3,260	$49,692	$55,913	$891	$56,804
Net Income (loss)	$1,181	$342	$1,523	$2,322	$26	$2,348	$1,242	$87	$1,329	$(3,867)	$20	$(3,847)
Basic earnings (loss) per share	$0.06	$0.02	$0.08	$0.11	$—	$0.11	$0.06	$—	$0.06	$(0.14)	$—	$(0.14)
Diluted earnings (loss) per share	$0.06	$0.02	$0.08	$0.11	$—	$0.11	$0.06	$—	$0.06	$(0.14)	$—	$(0.14)

Our management has determined that the restatement described above was the result of a material weakness in our internal control over financial reporting. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2004 should no longer be relied upon. We have remediated the material weakness as of the date of filing this Annual Report on Form 10-K. See further discussion of this material weakness and related remedial efforts, along with a discussion of a second material weakness and related remedial efforts, in “Item 9A. Controls and Procedures.”

All amounts referenced in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Relevant Periods and for comparisons including a Relevant Period reflect the balances and amounts on a restated basis as described above.

General

We provide healthcare services and manufacture medical devices, primarily to the urology community, as well as design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Urology. Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2005, physicians who are affiliated with us used our lithotripters to perform approximately 55,700 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000 and $1,900, respectively, for 2005 and 2004. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

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

Medical Device Sales and Service. We manufacture, sell and maintain lithotripters and their related consumables. We also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables.

We recognize medical device sales and service revenue from the following sources:

•	Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•	Fees for equipment sales, consumable sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. We also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for devices and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated.

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

A significant portion of our revenue has been derived from our manufacturing operations. Revenue from the manufacture of trailers where we have a customer contract prior to beginning production is recognized when the project is substantially complete. Substantially complete is when the following have occurred (1) all significant work on the project is done; (2) the specifications under the contract have been met; and (3) no significant risks remain. Revenue from the manufacture of trailers built to an OEM’s forecast is recognized upon delivery.

Recent Developments

In August 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest.

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

In September 2005, we acquired all of the patents and other intellectual property related to the urological devices formerly manufactured by HMT. The acquisition ensures us exclusive ownership and control of the patents, trademarks, and manufacturing rights pertaining to the LithoDiamond and LithoTron lithotripters and the patent-protected electrodes utilized by these devices. The acquisition gives us flexibility to locate production in a cost-efficient environment and also enables market specific modifications to the devices that can pave the way for greater sales opportunities in international markets.

In January 2006, we announced our engagement of an outside investment banking firm to represent us in a sales process for our Specialty Vehicle Manufacturing division.

In March 2006, we and Argil J. Wheelock, M.D., our then chairman of the board, amended Dr. Wheelock’s board service and release agreement to provide that he would receive the $1,410,000 severance payment referred to in that agreement upon his no longer serving as our chairman of the board. After the amendment, Dr. Wheelock resigned from his position as chairman of the board, and we paid him the severance amount. Dr. Wheelock continues to serve as a member of our board of directors and will continue to be paid his monthly board service compensation set forth in his board service agreement.

On April 3, 2006, we received a letter from the Nasdaq National Market stating that because we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2005, we are in violation of Nasdaq Marketplace Rule 4310(c)(14) and, therefore, our common stock is subject to delisting from the Nasdaq National Market. Nasdaq Marketplace Rule 4310(c)(14) requires us to make, on a timely basis, all filings with the Securities and Exchange Commission (the “SEC”) as required by the Securities Exchange Act of 1934, as amended. According to the April 3 letter, our common stock will be delisted from the Nasdaq Stock Market on April 12, 2006 unless we request a hearing before a Nasdaq Listing Qualifications Panel in accordance with the applicable Nasdaq Marketplace rules. We have requested such a hearing for a review of the delisting determination. This request automatically stayed the delisting of our common stock pending the Nasdaq Listing Qualifications Panel’s review and decision. The hearing has been scheduled for May 4, 2006. We submitted our compliance plan to the Nasdaq on April 19, 2006. We believe the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, caused us to regain compliance with Nasdaq Marketplace Rule 4310(c)(14).

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology, medical device sales and service, and special vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of December 31, 2005, we had goodwill of $306 million.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships or limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Our total revenues increased $69,856,000 (35%) as compared to 2004. Revenues from our urology operations increased by $63,128,000 (83%) primarily related to the merger between Prime and HSS in November 2004 and significant growth in our greenlight laser operations. Urology revenues associated with legacy HSS entities increased $60.2 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities, while greenlight laser revenues from our organic operations increased from $1,677,000 in 2004 to $5,403,000 in 2005. The actual number of procedures performed in 2005 increased by 71% compared to 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities. The average rate per procedure increased by 7% in 2005 as compared to 2004. Revenues for our medical device sales and services segment increased by $7,356,000 (68%) compared to 2004 due primarily to the merger between Prime and HSS. We sold 16 lithotripters and 73 tables in 2005 compared to 10 lithotripters and 89 tables in 2004. Our specialty vehicle manufacturing revenues decreased $397,000 (1%) compared to 2004, while the actual number of units shipped decreased from 374 during 2004 to 369 during 2005.

Our costs of services and general and administrative expenses in 2005 increased $31,896,000 in absolute terms, but decreased from 81% to 71% as a percentage of revenues compared to 2004. Our costs of services associated with our urology operations for 2005 increased $29,914,000 (94%) in absolute terms and increased from 42% to 44% of our urology revenues compared to 2004. Urology costs associated with legacy HSS entities increased $28 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities. Costs from our organic urology operations actually increased by $1.8 million in 2005 as compared to 2004 primarily due to supply costs related to our green light lasers. Our costs of services associated with our medical device sales and services operations for 2005 increased $3,774,000 (45%) in absolute terms but decreased from 78% to 67% of the segment revenues compared to 2004. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment and are allocated to the urology segment. An increase in the amount of this intersegment allocation was the primary reason medical device sales and service costs decreased as a percentage of their related revenues. Our cost of services associated with our specialty vehicle manufacturing operations decreased $8,065,000 (8%) in absolute terms in 2005 and decreased from 97% to 90% of our specialty vehicle manufacturing revenues compared to 2004 due to costs incurred in 2004 related to our plant consolidation process completed in late 2004. Our corporate expenses remained consistent at 2% of revenues compared to 2004, increasing $915,000 (19%) in absolute terms in 2005 due to the merger between Prime and HSS in November 2004.

Depreciation and amortization expense increased $5,358,000 in 2005 compared to 2004 due primarily to the merger between Prime and HSS. Legacy HSS entities depreciation and amortization increased $4.3 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities.

Minority interest in consolidated income for 2005 increased $20,942,000 (77%) compared to 2004, as a result of an increase in income from our urology segment due primarily to the Prime-HSS merger. Legacy HSS entities minority interest expense increased $17.6 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities.

Provision for income taxes in 2005 increased $5,528,000 compared to 2004 due to an increase in taxable income. The effective tax rate increased in 2005 as compared to 2004 due to contingencies being reversed in 2004, as the statute of limitations expired.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Our total revenues increased $38,220,000 (24%) as compared to the same period in 2003. Revenues from our urology operations increased by $17,510,000 (30%) due to the acquisition of Medstone during February 2004 and the Prime-HSS merger during November 2004. The actual number of procedures performed for the year ended December 31, 2004 increased by 8,629 (31%) compared to the same period in 2003 primarily due to the Medstone and HealthTronics transactions. Average revenue per procedure decreased 8% from prior year because procedures from our Medstone acquisition have a lower average rate. For the year ended December 31, 2004, actual Medstone revenues from the acquisition date forward totaled $7.1 million on 5,302 procedures. Revenue from the Prime-HSS merger date forward totaled $11.3 million on 4,900 procedures from the HSS entities. Revenues from our organic operations were down approximately $900,000 as compared to same period of 2003. Revenues for our medical device sales and services segment increased by $9,132,000 (533%) compared to 2004 due primarily to our acquisition of Medstone. We had $5.5 million in revenues from our Medstone acquisition. Our manufacturing revenues increased $11,664,000 (12%) due to a significant increase in the average price per unit. The increase in price per unit is the result of an increase in the sale of command and control units, which usually have a significantly higher sales price. The total number of units actually shipped decreased from 391 during the year ended December 31, 2003 to 374 in the same period in 2004.

Our costs of services and general and administrative expenses increased from 78% to 81% of our revenues. Our cost of services associated with our urology operations increased $8,184,000 (35%) in absolute terms. The increased costs are related to the increase in procedures from our Medstone and HSS acquisitions. Our costs of services associated with our medical device sales and services operations increased $7,340,000 in absolute terms as compared to 2003. The increased cost related primarily to costs of equipment sold from our Medstone and HSS acquisitions. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment and are allocated to the urology segment. Our cost of services associated with our manufacturing operations increased $17,804,000 (20%) in absolute terms and increased from 90% to 97% of our manufacturing revenues. These costs increased due to both the additional revenue noted above and certain costs related to closing two of our manufacturing plants. In the fourth quarter of 2004, we completed the closing of these two plants and also decided to discontinue certain product lines which were not profitable. As a result we accrued for losses on several contracts still in production and wrote-off selected raw materials. Our corporate expenses remain consistent at 2% of revenues, increasing $1,312,000 (36%) in absolute terms due to our Medstone and HSS acquisitions.

Depreciation and amortization expense increased $883,000 for the year ended December 31, 2004 compared to the same period in 2003. This increase relates to several lithotripsy units as well as certain computer equipment installed in our central business office becoming fully depreciated in late 2003 and early 2004, offset by an increase in depreciation expense from our newly acquired Medstone and HSS equipment.

Minority interest in our consolidated income increased $9,497,000 compared to the same period in 2003. This increase is consistent with the increase in income from our urology segment.

Provision for income taxes for the year ended December 31, 2004 decreased $2,161,000 compared to the same period in 2003 and is consistent with the decrease in our taxable income in 2004 and the reversal of contingencies in 2004, as the statute of limitations has expired.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $25,727,000 and $21,960,000 at December 31, 2005 and 2004, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2005 and 2004, our subsidiaries distributed cash of approximately $46,588,000 and $25,896,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $56,260,000 for the year ended December 31, 2005 and $33,853,000 for the year ended December 31, 2004. From 2004 to 2005, fee and other revenue collected increased by $63,821,000 due primarily to the Prime-HSS merger previously discussed, partially offset by a $5.2 million increase in specialty vehicle manufacturing accounts receivable. Cash paid to employees, suppliers of goods and others increased by $35,948,000 in 2005. These fluctuations are attributable to the Prime-HSS merger as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $1,961,000 was due primarily to significant savings based on the lower rate of our new debt offset by loan fees and bond call premium totaling $2,842,000 which were paid in the first half of 2005 related to our debt refinancing. Taxes paid increased $2,300,000 from 2004 to 2005 due to refunds received in 2004.

Cash used by our investing activities for the year ended December 31, 2005, was $7,093,000. We purchased equipment and leasehold improvements totaling $12,700,000 in 2005. Cash used by our investing activities for the year ended December 31, 2004, was $3,620,000. Net cash received from our acquisitions of Medstone and HSS totaled $4,220,000. We purchased equipment and leasehold improvements totaling $9,909,000 in 2004.

Cash used in our financing activities for the year ended December 31, 2005, was $45,400,000, primarily due to distributions to minority interests of $46,588,000 and payments on notes payable of $173,784,000 partially offset by borrowings on notes payable of $163,844,000. Cash used in our financing activities for the year ended December 31, 2004, was $18,053,000, primarily due to distributions to minority interests of $25,896,000 offset by net borrowings on notes payable of $6,872,000.

Accounts receivable as of December 31, 2005 has increased $7,371,000 from December 31, 2004. This increase is primarily related to an increase in receivables in our specialty vehicle manufacturing segment which totaled $5.2 million. Bad debt expense was less than $900,000 for the year ended December 31, 2005 compared to approximately $100,000 for the same period in 2004.

Inventory as of December 31, 2005 totaled $33,898,000 and increased $1,659,000 from December 31, 2004. Total backlog for the manufacturing segment was $28,708,000 and $26,662,000 as of December 31, 2005 and 2004, respectively.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility. At December 31, 2005, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our inability to file our Annual Report on Form 10-K for the year ended December 31, 2005 by March 31, 2006 was, and the restatement described under “Restatement of Financial Statements” above may have been, a default under our senior credit facility, which we cured as described below. Such default(s) would not have become an event of default under, and the lenders could not have accelerated the outstanding amounts under, our senior credit facility unless (1) the administrative agent sent a notice of such default(s) to us and (2) we failed to cure such default(s) within 30 days after delivery of such notice. We did not receive a notice of default related to these matters, and any such default(s) were cured upon our filing this Annual Report on Form 10-K with the Securities and Exchange Commission. We were otherwise in compliance with the covenants under our senior credit facility as of December 31, 2005.

8.75% Notes

In April 2005, our $125 million term loan was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st. Principal was due April 2008.

Other

Interest Rate Swap. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. In the second quarter of 2005, approximately $564,000 in proceeds from these swaps were recognized when the 8.75% notes were redeemed as described above.

Other long term debt. At December 31, 2005, we had approximately $3.6 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November, 2006. We also had notes totaling $12.7 million as of December 31, 2005 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At December 31, 2005, we had an obligation totaling $675,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2005, as part of our Medstone acquisition, we had an obligation totaling $392,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $275,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General

The following table presents our contractual obligations as of December 31, 2005 (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$140,383	$11,170	$7,560	$91,925	$29,728
Operating Leases (2)	12,245	3,363	4,286	3,084	1,512
Non-compete contracts (3)	1,342	700	634	8	—

Total	$153,970	$15,233	$12,480	$95,017	$31,240

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)

Represents an obligation of $675 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $392 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $183 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $92 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2005 are payable as follows:

($ in thousands)
2006	$11,170
2007	4,504
2008	3,056
2009	2,186
2010	89,739
Thereafter	29,728

Total	$140,383

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

We intend to increase our lithotripsy operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our medical device operations through acquisitions, expanding our product lines and by selling to a broader customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

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

Inflation

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits and interest expense.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology. In April 2005, this statement was delayed until the first annual period starting after June 15, 2005 or our first quarter of 2006. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. We believe the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 between $200,000 and $300,000.

At its June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus which was ratified by the FASB on EITF 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements would replace counterpart requirements in Statement of Position (SOP) 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. The approved consensus by the EITF is based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 would establish a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome. Based on the approved consensus, the presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”—the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or “participating rights”—the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The adoption of EITF 04-05 did not have a material effect on our condensed consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4 (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the impact of SFAS No. 151 to have a material effect on our financial position, results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2005, we had long-term debt (including current portion) totaling $140,383,000, of which $7,613,000 had fixed rates of 4% to 11%, $3,630,000 incurred interest at a variable rate equal to a specified prime rate, and $129,140,000 incurred interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%, at our election. We are exposed to some market risk due to the floating interest rate debt totaling $132,770,000. We make monthly or quarterly payments of principal and interest on $131,122,000 of the floating rate debt. An increase in interest rates of 1% would result in a $1,328,000 annual increase in interest expense on this existing principal balance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

At December 31, 2005, under the supervision and with the participation of our management, including our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting”, as of December 31, 2005, our disclosure controls and procedures were not effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management’s assessment of our internal control over financial reporting identified the following two material weaknesses in our internal control over financial reporting:

•	We did not have effective policies and procedures in our manufacturing segment to identify the appropriate revenue recognition criteria under U.S. generally accepted accounting principles for certain types of customer arrangements. This deficiency resulted in the restatement described in Note C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•	We did not have effective policies and procedures to select and appropriately apply U.S. generally accepted accounting principles regarding purchase accounting related to company acquisitions. This deficiency resulted in an error in our preliminary December 31, 2005 year-end balance sheet affecting a severance liability, an intangible asset and goodwill related to our accounting for a severance liability in the reverse merger of HealthTronics Surgical Services, Inc. and Prime Medical Services Inc.

Because of the material weaknesses in internal control over financial reporting described in the preceding paragraph, our management concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting. The report of KPMG LLP is included herein.

(c)	Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

During the three months ended December 31, 2005, in response to an identified deficiency in the operation of our internal control over financial reporting related to our accounting for compensation matters approved by our board of directors, which deficiency we determined was a material weakness and which is more fully described in a Form 8-K we filed on November 15, 2005, we took measures to help ensure that our personnel responsible for such accounting are aware of information to account for all compensation matters approved by our board of directors. Specifically, additional procedures were implemented to help ensure that such personnel received such information (i) promptly following a decision by our board of directors regarding compensation matters and (ii) on a monthly basis. We believe this material weakness was remedied as a result of such measures.

Subsequent to December 31, 2005, in response to the material weaknesses in internal control over financial reporting described above under “Management’s Report on Internal Control Over Financial Reporting”, we took measures to establish additional policies and procedures to help ensure documentation of all relevant aspects of customer arrangements to support the determination of the appropriate revenue recognition policies in accordance with U.S. generally accepted accounting principles. In addition, we took measures to help ensure that we recognize revenues from the manufacture and sale of trailers placed into production according to the OEM’s forecast prior to entering into sales contracts upon delivery of such trailers to the customers, as required under Staff Accounting Bulletin No. 104. We also took measures to help ensure that we appropriately account for severance items in company acquisitions in accordance with U.S. generally accepted accounting principles regarding purchase accounting. We believe the material weaknesses were remedied as a result of such measures.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HealthTronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that HealthTronics, Inc. (HealthTronics or the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The Company did not have effective policies and procedures in its manufacturing segment to identify the appropriate revenue recognition criteria under U.S. generally accepted accounting principles for certain types of customer arrangements. The deficiency resulted in the restatement described in Note C to the Company’s consolidated financial statements.

The Company did not have effective policies and procedures to select and appropriately apply U.S. generally accepted accounting principles regarding purchase accounting related to company acquisitions. This deficiency resulted in an error in the Company’s preliminary December 31, 2005 year-end balance sheet affecting a severance liability, an intangible asset and goodwill related to the Company’s accounting for a severance liability in the reverse merger of HealthTronics Surgical Services, Inc. and Prime Medical Services Inc. This deficiency also resulted in a more than remote likelihood that a material misstatement in the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthTronics Inc. and subsidiaries as of December 31, 2005 and 2004 (restated), and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 (2004 and 2003 restated). The aforementioned material weaknesses were considered in determining the nature, timing, and extent of our audit tests applied in our audit of the 2005 consolidated financial statements and this report does not affect our report dated April 13, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that HealthTronics did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/: KPMG LLP
Austin, Texas
April 13, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The information required by this item is contained in Appendix A attached hereto.

     2. Financial Statement Schedules.

None.

(b) Exhibits. (1)

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Annex D to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Annex E to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004)

4.1	Specimen of Common Stock Certificate. (Filed as an Exhibit to the HSS Registration Statement on Form S-4 (Registration No. 33-56900))

10.1	Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors. (Filed as an Exhibit to the Current Report on Form 8-K of Prime dated October 18, 1993)

10.2	Release and Severance Agreement dated December 30, 2001 by and between Prime Medical Services Inc. and Kenneth S. Shifrin. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2001)

10.3*	Amended and Restated 1993 Stock Option Plan, as amended June 18, 2002. (Filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31, 2002)

10.4*	Prime Medical Services, Inc., 2003 Stock Option Plan (Incorporated by reference to Annex D of the Rule 424(b)(3) joint proxy statement/prospectus, dated January 7, 2004, filed by Prime with the SEC on January 8, 2004)

10.5*	HealthTronics 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to HealthTronics’ current report on Form 8-K filed on January 25, 2005)

10.6	Merger Agreement dated January 1, 2003 by and among Prime Medical Services, Inc., ABC Merger, Inc. and Aluminum Body Corporation (Filed as an Exhibit to the Quarterly Report on Form 10-Q for Prime for the period ended September 30, 2003)

10.7	Distribution Agreement between HT Prostate Therapy Management Company, LLC, EDAP TMS, S.A., EDAP S.A. and Technomed Medical Systems, S.A. dated February 5, 2004 (Filed as an Exhibit to HSS Quarterly Report on Form 10-Q/A filed September 2, 2004) (portions of this agreement have been omitted and marked confidential [*****] and filed separately with the Commission).

10.8	Distribution Agreement with CroGenic Technology LLC and CryoMed Group, Ltd., dated June 7, 2004 (Filed as Exhibit 10.21 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102)).

10.9*	Form of Board Service and Release Agreement by and between HealthTronics and Argil J. Wheelock, M.D. (Filed as Exhibit 10.22 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.10	Form of Severance and Non-Competition Agreement by and between HealthTronics and Martin J. McGahan. (Filed as Exhibit 10.23 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.11	Form of Severance and Non-Competition Agreement by and between HealthTronics and Ted S. Biderman. (Filed as Exhibit 10.24 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.12*	Board Service, Amendment and Release Agreement by and between HealthTronics and Kenneth S. Shifrin (Incorporated by reference to the HSS Registration Statement on Form S-4 (Registration No. 333-117102))

10.13*	HSS Stock Option Plan—2002 (Incorporated by reference to Exhibit 10.1 of HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)

10.14*	HSS Stock Option Plan—2001 (Incorporated by reference to Appendix A to HSS’ proxy statement filed with the SEC on April 18, 2001)

10.15*	HSS Stock Option Plan—2000 (Incorporated by reference to Appendix A to HSS’ proxy statement filed with the SEC on April 25, 2000)

10.16*	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)

10.17*	Form of Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)

10.18	Credit Agreement, dated as of March 23, 2005, among HealthTronics, Inc. the lenders party thereto, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, National Association, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filed with the Securities and Exchange Commission on November 8, 2005).

10.19	Purchase Agreement, dated August 1, 2005, by and between HealthTronics, Inc. and SanuWave, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2005).

10.20	Consulting and Non-Competition Agreement, dated September 21, 2005, by and between HealthTronics, Inc. and Brad A. Hummel (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2005).

10.21	Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc. and John Q. Barnidge (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2005).

10.22	Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc. and James S. B. Whittenburg (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2005).

10.23	Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc. and Christopher Schneider (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2005).

10.24*	First Amendment to the HealthTronics, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to HealthTronics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005).

10.25	Form of Indemnification Agreement for directors and certain officers of HealthTronics (incorporated by reference to Exhibit 99.1 to HealthTronics’ Current Report on Form 8-K filed on June 1, 2005).

10.26*	Deferred Compensation Plan for HealthTronics, Inc., adopted December 1, 2004 (incorporated by reference to Exhibit 10.2 to HealthTronics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005).

10.27	First Amendment to Board Service and Release Agreement, dated as of March 2, 2006, by and between HealthTronics and Argil J. Wheelock, M.D. (incorporated by reference to Exhibit 10.1 of HealthTronics’ Current Report Form 8-K filed on March 8, 2006.)

21.1	List of subsidiaries of the Company. (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith)

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer (Filed herewith)

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer (Filed herewith)

*	Executive compensation plans and arrangements.
(1)	The exhibits listed above will be furnished to any security holder upon written request for such exhibit to John Q. Barnidge, HealthTronics, Inc., 1301 Capital of Texas Highway, Suite 200B, Austin, Texas 78746. The Securities and Exchange Commission (the “SEC”) maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at “http://www.sec.gov”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS, INC.

By:	/s/ JOHN Q. BARNIDGE
John Q. Barnidge,
Interim Chief Executive Officer and President (Principal Executive Officer), Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN Q. BARNIDGE
John Q. Barnidge,
Interim Chief Executive Officer and President (Principal Executive Officer), Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 18, 2006

By:	/s/ R. STEVEN HICKS
R. Steven Hicks, Non-executive Chairman of the Board

Date:	April 18, 2006

By:	/s/ DONNY R. JACKSON
Donny R. Jackson, Director

Date:	April 18, 2006

By:	/s/ TIMOTHY J. LINDGREN
Timothy J. Lindgren, Director

Date:	April 18, 2006

By:
Kevin A. Richardson II, Director

Date:

By:	/s/ WILLIAM A. SEARLES
William A. Searles, Director

Date:	April 18, 2006

By:	/s/ KENNETH S. SHIFRIN
Kenneth S. Shifrin, Director

Date:	April 18, 2006

By:	/s/ PERRY M. WAUGHTAL
Perry M. Waughtal, Director

Date:	April 18, 2006

By:	/s/ ARGIL J. WHEELOCK, M.D.
Argil J. Wheelock, M.D., Director

Date:	April 18, 2006

By:	/s/ MARK G. YUDOF
Mark G. Yudof, Director

Date:	April 18, 2006

APPENDIX A

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and subsidiaries (HealthTronics) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthTronics and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note C, the Company has restated their consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HealthTronic’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/: KPMG LLP
Austin, Texas
April 13, 2006

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
($ in thousands, except per share data)	2005	2004	2003
		(Restated)	(Restated)
Revenue:
Urology	$139,340	$76,212	$58,702
Medical Device Sales and Service	18,202	10,846	1,714
Specialty Vehicle Manufacturing	109,447	109,844	98,180
Other	705	936	1,022

Total revenue	267,694	197,838	159,618

Cost of services and general and administrative expenses:
Urology	61,756	31,842	23,658
Medical Device Sales and Service	12,247	8,473	1,133
Specialty Vehicle Manufacturing	98,170	106,235	88,431
Corporate	5,826	4,911	3,599
Depreciation and amortization	13,304	7,946	7,063

	191,303	159,407	123,884

Operating income	76,391	38,431	35,734

Other income (expenses):
Interest and dividends	459	328	313
Interest expense	(9,080)	(9,778)	(8,991)
Loan fees and bond call premium	(2,842)	—	(257)

	(11,463)	(9,450)	(8,935)

Income from continuing operations before provision for income taxes and minority interest	64,928	28,981	26,799

Minority interest in consolidated income	48,030	27,088	17,591

Provision for income taxes	6,153	625	2,786

Income from continuing operations	10,745	1,268	6,422

Income (loss) from discontinued operations, net of tax (benefit) expense totaling $(901) and $35	(1,557)	85	—

Net income	$9,188	$1,353	$6,422

Basic earnings per share:
Income from continuing operations	$0.32	$0.06	$0.37
Discontinued operations	$(0.05)	—	—

Net income	$0.27	$0.06	$0.37

Weighted average shares outstanding	34,311	21,903	17,157

Diluted earnings per share:
Income from continuing operations	$0.31	$0.06	$0.37
Discontinued operations	$(0.05)	—	—

Net income	$0.26	$0.06	$0.37

Weighted average shares outstanding	35,182	22,201	17,367

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2005	2004
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$25,727	$21,960
Accounts receivable, less allowance for doubtful accounts of $1,620 in 2005 and $881 in 2004	35,530	28,159
Other receivables	3,783	447
Deferred income taxes	20,501	17,356
Prepaid expenses and other current assets	4,527	2,259
Inventory	33,898	32,239

Total current assets	123,966	102,420

Property and equipment:
Equipment, furniture and fixtures	51,017	51,383
Building and leasehold improvements	18,213	17,638

	69,230	69,021
Less accumulated depreciation and amortization	(27,891)	(26,678)

Property and equipment, net	41,339	42,343

Assets held for sale	—	16,169
Other investments	1,323	1,820
Goodwill, at cost	306,187	296,454
Intangible assets	7,179	7,307
Other noncurrent assets	2,738	7,645

	$482,732	$474,158

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
($ in thousands, except share data)	2005	2004
		(Restated)
LIABILITIES

Current liabilities:
Current portion of long-term debt	$11,170	$39,754
Accounts payable	11,428	11,383
Accrued distributions to minority interests	8,250	8,429
Accrued expenses	15,377	19,263
Customer deposits	4,745	5,945

Total current liabilities	50,970	84,774

Liabilities held for sale	—	6,352
Deferred compensation liability	125	2,721
Long-term debt, net of current portion	129,213	110,304
Other long term obligations	642	1,417
Deferred income taxes	26,653	22,201

Total liabilities	207,603	227,769

Minority interest	33,647	29,277

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	—	—
Common stock, no par value, 70,000,000 authorized: 35,010,656 issued and 34,866,735 outstanding in 2005; 33,196,565 issued and outstanding in 2004	196,080	179,510
Retained earnings	46,790	37,602
Treasury stock, at cost, 143,921 shares in 2005	(1,388)	—

Total stockholders’ equity	241,482	217,112

	$482,732	$474,158

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

	Issued Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Total
($ in thousands, except share data)	Shares	Amount			Shares	Amount
Balance, December 31, 2002, as previously reported	16,931,017	$169	$67,849	$30,616	—	$—	$98,634
Restatement to net income prior to December 31, 2002	—	—	—	(789)	—	—	(789)
Balance at December 31, 2002, as restated	16,931,017	169	67,849	29,827	—	—	97,845
Net income, as restated	—	—	—	6,422	—	—	6,422
Purchase of treasury stock	—	—	—	—	(242,716)	(1,214)	(1,214)
Issuance of stock	393,568	4	2,964	—	—	—	2,968

Balance, December 31, 2003, as restated	17,324,585	173	70,813	36,249	(242,716)	(1,214)	106,021
Net income, as restated	—	—	—	1,353	—	—	1,353
Purchase of treasury stock	—	—	—	—	(140,250)	(704)	(704)
Retirement of treasury stock	(382,966)	(1,918)	—	—	382,966	1,918	—
Value of stock options assumed in acquisition	—	4,346	—	—	—	—	4,346
Conversion to no par common stock	—	88,959	(88,959)	—	—	—	—
Issuance of stock for acquisitions	16,107,279	87,412	17,891	—	—	—	105,303
Exercise of stock options, including tax benefit totaling $295	114,677	537	166	—	—	—	703
Exercise of stock warrants	32,990	1	89	—	—	—	90

Balance, December 31, 2004, as restated	33,196,565	179,510	—	37,602	—	—	217,112
Net income	—	—	—	9,188	—	—	9,188
Purchase of treasury stock	—	—	—	—	(143,921)	(1,388)	(1,388)
Issuance of stock for acquisitions	89,200	1,236	—	—	—	—	1,236
Exercise of stock options, including tax benefit totaling $2,509	1,675,207	15,334	—	—	—	—	15,334
Exercise of stock warrants	49,684	—	—	—	—	—	—

Balance, December 31, 2005	35,010,656	$196,080	$—	$46,790	(143,921)	$(1,388)	$241,482

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
($ in thousands)		(Revised—See note B)
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$268,078	$204,257	$158,222
Cash paid to employees, suppliers of goods and others	(198,394)	(162,446)	(121,201)
Interest received	459	317	313
Interest paid	(11,837)	(9,876)	(7,871)
Taxes (paid) refunded	(407)	1,893	7,809
Discontinued Operations	(1,639)	(292)	—

Net cash provided by operating activities	56,260	33,853	37,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	1,911	4,220	(13,535)
Escrow deposits	506	513	(995)
Purchases of equipment and leasehold improvements	(12,700)	(9,909)	(6,011)
Proceeds from sales of equipment	2,198	1,150	216
Distributions from investments	992	406	436

Net cash used in investing activities	(7,093)	(3,620)	(19,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, exclusive of interest	(173,784)	(28,120)	(25,751)
Borrowings on notes payable	163,844	34,992	21,069
Distributions to minority interest	(46,588)	(25,896)	(21,618)
Contributions by minority interest, net of buyouts	1,086	377	(263)
Exercise of stock options	12,825	408	—
Purchase of treasury stock	(1,388)	—	(1,214)
Discontinued Operations	(1,395)	186	—

Net cash used in financing activities	(45,400)	(18,053)	(27,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,767	12,180	(10,394)
Cash and cash equivalents, beginning of year	21,960	9,780	20,174

Cash and cash equivalents, end of year	$25,727	$21,960	$9,780

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
($ in thousands)		(Revised—See note B)
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,188	$1,353	$6,422
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest in consolidated income	48,030	27,088	17,591
Depreciation and amortization	13,304	7,946	7,063
Provision for uncollectible accounts	899	71	582
Distributions from cost basis investments	(987)	(425)	(113)
Provision (benefit) for deferred income taxes	3,975	(231)	8,789
Stock buyback agreements	—	(816)	850
Proceeds from termination of interest rate swap	(564)	—	1,087
Other	88	(64)	(718)
Discontinued Operations	(85)	(339)	—
Changes in operating assets and liabilities, net of effect of purchase transactions:
Accounts receivable	(4,427)	6,333	(2,888)
Other receivables	(2,672)	285	1,941
Other assets	(2,515)	256	815
Accounts payable	(1,383)	(5,270)	(456)
Accrued expenses	(6,415)	(2,334)	(3,693)

Total adjustments	47,072	32,500	30,850

Net cash provided by operating activities	$56,260	$33,853	$37,272

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
($ in thousands)	2005	2004	2003
SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:
Current liabilities increased by	$8,250	$8,429	$6,908
Minority interest decreased by	8,250	8,429	6,908

In 2005, the Company acquired two lithotripsy partnerships and made residual adjustments for 2004 acquisitions. These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:

Current assets increased by	356	—	—
Noncurrent assets decreased by	(4,973)	—	—
Goodwill increased by	10,295	—	—
Current liabilities increased by	3,272	—	—
Other long-term obligations increased by	83	—	—
Stockholders’ equity increased by	1,236	—	—

In 2004, the Company acquired two lithotripsy companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	—	20,621	—
Noncurrent assets increased by	—	42,638	—
Goodwill increased by	—	115,855	—
Current liabilities increased by	—	22,524	—
Other long-term obligations increased by	—	56,967	—
Deferred income taxes increased by	—	4,076	—
Stockholders’ equity increased by	—	106,739	—

In 2003, the Company acquired two manufacturing companies.
These transactions are discussed further in Note D. The acquired assets and liabilities were as follows:
Current assets increased by	—	—	8,379
Noncurrent assets increased by	—	—	809
Goodwill increased by	—	—	15,570
Current liabilities increased by	—	—	7,052
Other long-term obligations increased by	—	—	1,500
Deferred income taxes decreased by	—	—	246
Stockholders’ equity increased by	—	—	2,968

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	ORGANIZATION AND OPERATION OF THE COMPANY

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

We now provide healthcare services and manufacture medical devices, primarily to the urology community, as well as design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. During 2005, we completed our divestiture of our orthotripsy business.

We are headquartered in Austin, Texas and provide urology services in approximately 47 states. Our manufacturing segment is headquartered in Harvey, Illinois with additional manufacturing operations in Calumet City, Illinois; Clearwater, Florida; Oud Bierjland, Holland; and Riverside, California. We also operate a service and sales facility in Camberley, England.

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide for broad powers by us. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. In accordance with Financial Accounting Standards Board (FASB) Interpretation 46R, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, the Company has determined that one of our consolidated partnerships, acquired in the HSS Merger and in which we have a 20% interest, has related party relationships with two VIEs and has consolidated those entities. Investments in entities in which our investment is less than 50% ownership and we do not have significant control, are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology, medical device sales and service, and specialty vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections.

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and other authoritative accounting literature. In the case of arrangements which require significant production, modification or customization of products, we follow the guidance in the AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, whereby we apply the completed contract method, since all our contracts are of a short-term nature.

Our fees for urology services are recorded when the procedure is performed and are based on a contracted rate with a hospital (wholesale contract) or based on a contractual rate with commercial insurance carriers (retail contract), individual or state and federal health care agencies, net of contractual fee reduction. Management fees from limited partnerships are recorded monthly when earned. Distributions from cost basis investments are recorded when received and totaled $987,000, $425,000 and $113,000 in 2005, 2004 and 2003, respectively.

Sales of medical devices including related accessories (which started in February 2004 with the acquisition of Medstone International, Inc. (“Medstone”)) are recorded when delivered to the customer and any trial period ends. There are no post-shipment obligations after revenue is recognized except a possible maintenance equipment contract. If the sale includes maintenance services over a period of time, we defer a portion of the sales price related to the maintenance services and recognize it over the contract period. Fair value of any

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undelivered elements is determined based on prices when the items are sold separately. Licensing fees (which started with the acquisition of Medstone in February 2004) are recorded when the related lithotripsy procedure is performed on the equipment we sold to third parties; leasing fees and revenues from maintenance contracts are recorded monthly as the related services are provided; sales of consumable products are recorded when delivered to the related customer.

Revenue from the manufacture of trailers where we have a customer contract prior to beginning production is recognized when the project is substantially complete. Substantially complete is when the following have occurred (1) all significant work on the project is done; (2) the specifications under the contract have been met; and (3) no significant risks remain. Revenue from the manufacture of trailers built to an OEM’s forecast is recognized upon delivery. Costs incurred, which primarily consist of labor and materials, on uncompleted projects are capitalized as work in process. Provisions for estimated losses on uncompleted projects are made in the period in which the losses are determined.

Major Customers and Credit Concentrations

For the year ending December 31, 2005, we had no customers who exceeded 10% of consolidated revenues. A significant portion of our manufacturing revenues was from ten customers. Sales to these ten customers accounted for 37% of 2005 manufacturing revenue. For the year ending December 31, 2004, a significant portion of our manufacturing revenues were from eight customers. Sales to these eight customers accounted for 32% of 2004 manufacturing revenue. One customer accounted for 14% of manufacturing revenue in both 2005 and 2004, respectively.

Concentrations of credit risk with respect to cash relate to deposits held with banks in excess of insurance provided. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk. Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourselves to have any significant concentrations of credit risk. At December 31, 2005, approximately 16% of accounts receivable relate to units operating in New York and 5% relate to units operating in Florida. At December 31, 2004, approximately 23% of accounts receivable relate to units operating in New York, 8% relate to units operating in Indiana, 8% relate to units operating in Texas, 7% relate to units located in Wisconsin, 6% relate to units located in Louisiana, 6% relate to units located in California, and 5% relate to units operating in Florida.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable are recorded based on revenues, net of contractual fee reductions and less an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The following is a summary of accounts receivable allowances:

($ in thousands)	Balance at Beginning of Year	Costs and Expenses	Deductions	Other		Balance at End of Year
Allowance for Doubtful Accounts:
2005	$881	$899	$160	$—		$1,620
2004	$512	$71	$70	$368	(a)	$881
2003	$629	$582	$699	$—		$512

(a)	Amounts acquired in acquisitions.

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

As of December 31, 2005 and 2004, inventory consists of the following (in thousands):

	2005	2004
		(Restated)
Raw Materials	$13,837	$8,208
Work in Progress	16,125	20,913
Finished Goods	3,936	3,118

	$33,898	$32,239

Revision to Consolidated Statements of Cash Flows

In 2005, the company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in 2004 was reported on a combined basis as a single amount. The 2004 cash flow statement has been revised to reflect this change.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our proforma information follows (in thousands except for earnings per share information):

	2005	2004	2003
		(Restated)	(Restated)
Net income as reported	$9,188	$1,353	$6,422
Stock-based employee compensation expense recorded, net of tax	72	184	—
Stock-based employee compensation expense, net of tax	(2,607)	(1,859)	(1,332)

Pro forma net income (loss)	$6,653	$(322)	$5,090

Pro forma earning (loss) per share:
Basic	$0.19	$(0.02)	$0.30

Diluted	$0.19	$(0.02)	$0.29

Debt Issuance Costs

We expense debt issuance costs as incurred.

Advertising costs.

Costs related to advertising are expensed as incurred.

Research and Development

Research and development costs are expensed as incurred.

Estimates Used to Prepare Consolidated Financial Statements

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

Reclassification

Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2005 presentation. Medical Device Sales and Service, which previously was included in Urology, is now shown separately in the Consolidated Statement of Income.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company generally warrants its manufacturing products against certain manufacturing and other defects. These product warranties are provided for specific periods of time usually less than one year depending on the nature of the product, the geographic location of its sale and other factors. The accrued product warranty costs are based on historical experience of actual warranty claims as well as current information on repair costs. Activity in the warranty reserve during the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
December 31, 2005	$405	$1,016	$890	$531
December 31, 2004	$288	$671	$554	$405
December 31, 2003	$690	$718	$1,120	$288

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)	Net Income	No. of Shares	Per Share Amounts
For the year ended December 31, 2005
Basic	$9,188	34,311	$0.27
Effect of dilutive securities:
Options	—	871

Diluted	$9,188	35,182	$0.26

For the year ended December 31, 2004
Basic, as restated	$1,353	21,903	$0.06
Effect of dilutive securities:
Options and warrants	—	298

Diluted, as restated	$1,353	22,201	$0.06

For the year ended December 31, 2003
Basic, as restated	$6,422	17,157	$0.37
Effect of dilutive securities:
Options and warrants	—	210

Diluted, as restated	$6,422	17,367	$0.37

Unexercised employee stock options and warrants to purchase 751,000, 1,666,000 and 2,772,000 shares of our common stock as of December 31, 2005, 2004 and 2003, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods.

Recently Issued Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology. In April 2005, this

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement was delayed until the first annual period starting after June 15, 2005 or our first quarter of 2006. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. We believe the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 between $200,000 and $300,000.

At its June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus which was ratified by the FASB on EITF 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements would replace counterpart requirements in Statement of Position (SOP) 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. The approved consensus by the EITF are based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 would establish a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome. Based on the approved consensus, the presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”—the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or “participating rights”—the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The adoption of EITF 04-05 did not have a material effect on our condensed consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4 (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the impact of SFAS No. 151 to have a material effect on our financial position, results of operations or liquidity.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	RESTATEMENT OF FINANCIAL STATEMENTS

On March 31, 2006 we announced that we would restate our audited consolidated balance sheet for December 31, 2004, and consolidated statements of income and cash flows for each of the years ended December 31, 2004 and 2003 to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of our trailers. Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Therefore, we have restated our consolidated financial statements for years ended December 31, 2004 and 2003 to reflect this accounting treatment. The restatement entries relate only to the timing of the recognition of revenue between periods. These adjustments are summarized as follows:

Consolidated Statements of Income

($ in thousands, except per share data)

	For the Years Ended December 31,
	2004			2003
	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated
Revenue:
Urology	$76,212	—	$76,212	$58,702	—	$58,702
Medical Device Sales and Service (a)	10,846	—	10,846	1,714	—	1,714
Specialty Vehicle Manufacturing	105,082	4,762	109,844	98,955	(775)	98,180
Other	936	—	936	1,022	—	1,022

Total revenue	193,076	4,762	197,838	160,393	(775)	159,618

Cost of services and general and administrative expenses:
Urology	31,842	—	31,842	23,658	—	23,658
Medical Device Sales and Service (a)	8,473	—	8,473	1,133	—	1,133
Specialty Vehicle Manufacturing	102,239	3,996	106,235	89,524	(1,093)	88,431
Corporate	4,911	—	4,911	3,599	—	3,599
Depreciation and amortization	7,946	—	7,946	7,063	—	7,063

	155,411	3,996	159,407	124,977	(1,093)	123,884

Operating income	37,665	766	38,431	35,416	318	35,734
Other income (expenses):
Interest and dividends	328	—	328	313	—	313
Interest expense	(9,778)	—	(9,778)	(8,991)	—	(8,991)
Loan fees and bond call premium	—	—	—	(257)	—	(257)

	(9,450)	—	(9,450)	(8,935)	—	(8,935)

Income from continuing operations before provision
for income taxes and minority interest	28,215	766	28,981	26,481	318	26,799
Minority interest in consolidated income	27,088	—	27,088	17,591	—	17,591
Provision for income taxes	334	291	625	2,667	119	2,786

Income from continuing operations	793	475	1,268	6,223	199	6,422
Income from discontinued operations	85	—	85	—	—	—

Net income	$878	475	$1,353	$6,223	199	$6,422

(a)	Medical Device Sales and Service was previously reported as a component of Urology prior to January 1, 2005.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets

($ in thousands)

	Year Ended December 31, 2004
	As Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,960	—	$21,960
Accounts Receiveable	30,242	(2,083)	28,159
Other receivables	447	—	447
Deferred income taxes	17,295	61	17,356
Prepaid expenses and other current assets	2,259	—	2,259
Inventory	30,332	1,907	32,239

Total current assets	102,535	(115)	102,420

Property and equipment, net	42,343	—	42,343
Assets held for sale	16,169	—	16,169
Other investments	1,820	—	1,820
Goodwill, at cost	296,454	—	296,454
Intangible assets	7,307	—	7,307
Other noncurrent assets	7,645	—	7,645

	$474,273	(115)	$474,158

LIABILITIES
Current liabilities:
Current portion of long-term debt	$39,754	—	$39,754
Accounts payable	11,383	—	11,383
Accrued distributions to minority interests	8,429	—	8,429
Accrued expenses	19,263	—	19,263
Customer deposits	5,945	—	5,945

Total current liabilities	84,774	—	84,774
Liabilities held for sale	6,352	—	6,352
Deferred compensation liability	2,721	—	2,721
Long-term debt, net of current portion	110,304	—	110,304
Other long term obligations	1,417	—	1,417
Deferred income taxes	22,201	—	22,201

Total liabilities	227,769	—	227,769
Minority interest	29,277	—	29,277
Common Stock	179,510	—	179,510
Retained earnings	37,717	(115)	37,602

	$474,273	(115)	$474,158

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended December 31,
	2004			2003
	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated
	Revised- see note B
Reconciliation of net income to net cash provided by operating activities
Net income	$878	475	$1,353	$6,223	199	$6,422
Adjustments
Minority interest in consolidated income	27,088	—	27,088	17,591	—	17,591
Depreciation and amortization	7,946	—	7,946	7,063	—	7,063
Provision for uncollected accounts	71	—	71	582	—	582
Distributions from cost basis investments	(425)	—	(425)	(113)	—	(113)
Provision for deferred income taxes	(522)	291	(231)	8,670	119	8,789
Stock buyback agreements	(816)	—	(816)	850	—	850
Proceeds from termination of interest rate swap	—	—	—	1,087	—	1,087
Other	(64)	—	(64)	(718)	—	(718)
Discontinued Operations	(339)	—	(339)	—	—	—
Changes in assets/liabilities:
Accounts receivable	11,095	(4,762)	6,333	(3,663)	775	(2,888)
Other receivables	285	—	285	1,941	—	1,941
Other assets	(3,740)	3,996	256	1,908	(1,093)	815
Accounts payable	(5,270)	—	(5,270)	(456)	—	(456)
Accrued expenses	(2,334)	—	(2,334)	(3,693)	—	(3,693)

Net cash provided by operating activities	$33,853	—	$33,853	$37,272	—	$37,272

D.	GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. As of December 31, 2005, we had $4 million in indefinite life intangible assets related to the HealthTronics brand name. Other intangible assets with finite lives consisted primarily of non-compete agreements, hospital contracts and patents at December 31, 2005 and 2004. The agreements will continue to be amortized over their useful lives.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying value of goodwill as of December 31, 2005 is comprised of the following:

	Total	Urology	Medical Device Sales & Service	Specialty Vehicle Manufacturing
Balance December 31, 2003	$177,974	$129,860	$—	$48,114
Additions	117,723	98,346	17,519	1,858
Deletions	—	—	—	—
Foreign currency change	757	—	—	757

Balance December 31, 2004	$296,454	$228,206	$17,519	$50,729
Additions	10,598	10,092	—	506
Deletions	—	—	—	—
Foreign currency change	(865)	—	—	(865)

Balance December 31, 2005	$306,187	$238,298	$17,519	$50,370

Other intangible assets as of December 31, 2005, subject to amortization expense, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
For the year ended December 31, 2005
Urology	$2,476	$1,064	$1,412
Medical Device Sales and Service	2,494	969	1,525
Specialty Vehicle Manufacturing	750	508	242

Total	$5,720	$2,541	$3,179

For the year ended December 31, 2004
Urology	$1,756	$381	$1,375
Medical Device Sales and Service	1,931	391	1,540
Specialty Vehicle Manufacturing	750	358	392

Total	$4,437	$1,130	$3,307

Amortization expense for other intangible assets with finite lives was $1,411,000, $490,000 and $453,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:

Year	Amount
2006	$1,544,000
2007	1,087,000
2008	375,000
2009	173,000

E.	ACQUISITIONS

On July 14, 2005, we acquired a 33% interest in each of Cascade Urological Services, LLC and Cascade Laser Services, LLC. As part of the consideration paid, we issued a total of 89,200 shares of our common stock. We

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined the fair value of our common stock issued of $1,236,000 by using the closing price on July 14, 2005. We recognized approximately $3.3 million of goodwill related to this transaction, all of which is tax deductible.

Effective November 10, 2004, Prime completed a merger with HSS pursuant to which Prime merged with and into HSS, with HealthTronics as the surviving corporation. HSS and its subsidiary business is very similar to Prime’s business. HSS was a leading provider of lithotripsy services via a network of limited partnerships. Also in the urology sector, HSS provided treatments for benign and cancerous conditions of the prostate. In orthopaedics, HSS provided non-invasive surgical solutions for a wide variety of orthopaedic conditions such as chronic plantar fasiitis and chronic lateral epicondylitis, more commonly known as heel pain and tennis elbow. We divested ourselves the orthodaepics segment in August 2005. The aggregate purchase price for HSS was approximately $96 million, consisting of $88 million of our common stock for all outstanding stock of HSS, $4 million for the fair value of stock options assumed net of the intrinsic value of unvested options and $4 million of acquisition costs paid. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. We determined the fair value of the stock options assumed using a Black-Scholes option pricing model and the 2004 assumptions discussed in footnote K. Approximately 12.3 million shares were exchanged. We recognized $109 million of goodwill related to this transaction in 2004, none of which is tax deductible. We recognized $5 million of intangibles, $1 million of which is being amortized over three years. The purchase price was allocated to the assets and liabilities acquired on a preliminary basis. In 2005, we recognized an additional $10 million in goodwill related to the sale of our orthotripsy segment which was held for sale since the merger, offset by approximately $3 million of changes to items that had been recorded on a preliminary basis.

In 2004, HSS entered into a distribution agreement with EDAP TMS S.A (“EDAP”). The distribution agreement, among other things, includes: (i) the right to begin clinical trials in the U.S. with the Ablatherm (a medical device that provides minimally invasive treatment of prostate cancer), (ii) the right to seek Pre-Market Approval (“PMA”) from the FDA and (iii) exclusive distribution rights in the United States, when and if a PMA is granted. Under the original terms of the distribution agreement, EDAP granted us 1,000,000 warrants at an exercise price of $1.50 a share. We will vest in certain portions of the warrants upon completion of certain events, including (1) the purchase by us of lithotripters and Ablatherms from EDAP, and (2) reaching FDA milestones for the Ablatherm device. Specifically, we would vest in 400,000 of the warrants upon the purchase of the lithotripters and would vest in the remaining 600,000 warrants as the FDA milestones are reached. The original agreement was amended in 2005 to reduce by 200,000, the number of warrants which would vest upon the purchase of lithotripters. We vested in 100,000 warrants each in 2004 and 2005 for a total of 200,000 vested warrants as of December 31, 2005. The additional 600,000 warrants are unvested, and will vest only if the FDA milestones are attained.

Because the issuance of the warrant to us under the terms of the agreement is in exchange for services to be provided, the warrants are accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” We determined the fair value of the warrants, as of the date the performance commitment is attained, which is the date the warrants vest, using a third party valuation firm. We recorded $150,000 as the value of the warrants in December 2005 as a long-term investment, with an offsetting amount as a reduction in the equipment purchased. The fair value of the warrants in 2004 was immaterial. The remaining 600,000 of warrants vest upon the completion of the milestones set out in the distribution agreement, the fair value of the warrants will be recorded as a credit in the statement of income when earned. We review the fair value of our investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest an other than temporary decline in the fair value of the asset.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the HSS merger, we entered into a board service and release agreement with Argil J. Wheelock, M.D., the then CEO of HSS, which requires us to pay $1.4 million to Dr. Wheelock upon his no longer serving on our board of directors. We have recorded a liability for the $1.4 million payment, of which $720,000 has been allocated to a non-compete agreement. The non-compete agreement is being amortized over its estimated life.

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

The following table provides a purchase price allocation:

($ in thousands)	HSS	Medstone
Current assets	$28,799	$14,976
Property and equipment	14,348	2,752
Intangible assets	6,282	1,540
Goodwill	115,795	6,847
Other noncurrent assets	12,012	1,182

Total assets acquired	177,236	27,297

Current liabilities	18,709	6,450
Long-term liabilities	62,650	1,721

Total liabilities assumed	81,359	8,171

Net assets acquired	$95,877	$19,126

Unaudited proforma combined income data for the years ended December 31, 2005 and 2004 of the Company assuming the acquisitions were effective January 1, of each year is as follows:

($ in thousands, except per share data)	2005	2004
		(Restated)
Total revenues	$269,641	$290,082
Total expenses	258,701	289,288
Discontinued Operations	(1,557)	85

Net income	$9,383	$879

Diluted earnings per share	$0.24	$0.02

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,727	$25,727	$21,960	$21,960
Warrants	150	220	—	—

Financial liabilities:
Debt	$140,383	$140,383	$150,058	$151,558
Other long-term obligations	642	618	1,417	1,269

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The carrying value of the debt at December 31, 2005 which bears variable interest rates approximates fair value. The fair value at December 31, 2004 for the $100 million fixed rate senior subordinated notes was valued using the market rate of 8.20%.

Other Long-Term Obligations

At December 31, 2005, we had an obligation totaling $675,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2005, as part of our Medstone acquisition, we had an obligation totaling $392,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $275,000 related to payments to two previous employees. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

Warrants

At December 31, 2005, we had 200,000 warrants to purchase EDAP common stock. We have determined the fair value of these warrants using a third party valuation firm.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

G.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
($ in thousands)	2005	2004
Accrued group insurance costs	$457	$272
Compensation and payroll related expense	4,849	3,998
Accrued interest	163	2,357
Accrued taxes	2,834	3,687
Accrued severance payments	1,410	2,102
Other	5,664	6,847

	$15,377	$19,263

H.	INDEBTEDNESS

Long-term debt is as follows:

($ in thousands)		December 31,
Interest Rates	Maturities	2005	2004
Floating	2006-2011	$132,770	$41,351
8.75%	2003-2008	—	100,611
1% – 11%	2006-2011	7,613	8,096

		$140,383	$150,058
Less current portion of long-term debt		11,170	39,754

		$129,213	$110,304

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25% (6.4% at December 31, 2005). We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility. At December 31, 2005, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. Our inability to file our Annual Report on Form 10-K for the year ended December 31, 2005 by March 31, 2006 was, and the restatement described in Note C may have been, a default under our senior credit facility, which we cured as described below. Such default(s) would not have become an event of default under, and the lenders could not have accelerated the outstanding amounts under, our senior credit facility unless (1) the administrative agent sent a notice of such default(s) to us and (2) we failed to cure such default(s) within 30 days

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after delivery of such notice. We did not receive a notice of default related to these matters, and any such default(s) were cured upon our filing this Annual Report on Form 10-K with the Securities and Exchange Commission. We were otherwise in compliance with the covenants under our senior credit facility as of December 31, 2005.

We had a $50 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in July 2006, which was redeemed as discussed above. At December 31, 2004, we had $32 million on this revolving credit facility. At December 31, 2004, interest on this revolving credit facility was 5.8%.

8.75% Notes

In April 2005, our $125 million term loan was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st. Principal was due April 2008.

Interest Rate Swap

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

In the second quarter of 2005, approximately $564,000 in proceeds from these swaps were recognized when the 8.75% notes were redeemed as described above.

The stated principal repayments for all indebtedness as of December 31, 2005 are payable as follows:

Year	Amount
2006	$11,170
2007	4,504
2008	3,056
2009	2,186
2010	89,739
Thereafter	29,728

Puts

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

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other long term obligations

Other long term obligations totaling $1,342,000, include an obligation totaling $675,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2004, as part of our Medstone acquisition, we had an obligation totaling $392,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $275,000 related to payments to two previous employees. One obligation is for $8,333 a month until October 31, 2007 as consideration for a nocompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

I.	COSTS OF SERVICES AND GENERAL AND ADMINISTRATIVE EXPENSES

Costs of services and general and administrative expenses consist of the following:

	Years Ended December 31,
($ in thousands)	2005	2004	2003
		(Restated)	(Restated)
Salaries, wages and benefits	$47,807	$30,786	$23,835
Other costs of services	14,670	6,884	4,021
General and administrative	16,591	16,146	8,032
Legal and professional	2,654	1,153	2,804
Manufacturing costs	94,298	95,481	77,277
Advertising	803	611	247
Depreciation & amortization	13,304	7,946	7,063
Research and development	377	293	—
Other	785	107	605

	$191,303	$159,407	$123,884

J.	COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

A Consolidated Amended Class Action Complaint was filed on July 3, 2004 with the United States District Court, Northern District of Georgia, Atlanta Division, amending and consolidating several previously filed shareholder class action lawsuits alleging securities fraud. All claims in the dispute have been fully settled pursuant to an Order and Final Judgment by the court on December 1, 2005. The entire settlement cost of $2.825 million (plus interest) was paid by our directors and officers insurance carrier.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $100,000 per person per policy year. At December 31, 2005, we had 713 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $2,586,000, $1,610,000 and $1,373,000, in 2005, 2004 and 2003 respectively.

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

We lease office space and certain manufacturing plants in several locations. Rent expense totaled $2,909,000, $2,141,000 and $1,681,000 for the years ended December 31, 2005, 2004 and 2003. Future annual minimum lease payments under all noncancelable operating leases are as follows:

($ in thousands)

Year	Amount
2006	$3,363
2007	2,544
2008	1,742
2009	1,716
2010	1,368
thereafter	1,512

K.	COMMON STOCK OPTIONS AND WARRANTS

On October 12, 1993, we adopted the Prime 1993 Stock Option Plan which authorized, as amended to grant of up to 4,550,000 shares to certain of our key employees, directors, and consultants and advisors. In October 2003, this plan expired. On February 19, 2004, our stockholders approved our new 2003 stock option plan, which provides the aggregate number of shares of our common stock that may be not exceed 600,000. This plan terminated as part of the HealthTronics merger in November 2004. As of November 2004, the only active plan is the HealthTronics, Inc. Stock Option Plan, which authorized as amended to grant of up to 3,750,000 shares to purchase our common stock, including 450,000 options approved in May 2005. As of December 31, 2005, we had approximately 99,000 options available to be issued.

Options granted under the plans shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. Options may vest immediately or over one to three years. In 2005, we modified approximately 50,000 options related to employees of our orthotripsy segment which was sold, and recognized approximately $116,000 in expense. Options granted in 2004 to certain executives totaling 77,000 vested in four to six years unless vesting is accelerated upon achievement of performance goals. During 2004, we performed cashless exercises of 55,439 options which resulted in the issuance of 28,974 shares of our common stock. Stock based compensation related to these transactions totaled $295,000 and was primarily related to exiting board members.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our stock option activity, and related information for the years ended December 31, follows:

	2005		2004		2003
	Options (000)	Average Exercise	Options (000)	Average Exercise	Options (000)	Average Exercise
Outstanding-beginning of year	4,327	$7.39	2,522	$7.34	2,314	$7.68
Granted	652	8.75	2,730	7.39	709	7.04
Exercised	(1,675)	7.59	(196)	6.52	—	—
Cancelled	(256)	6.53	(729)	7.40	(501)	8.52

Outstanding-end of year	3,048	$7.65	4,327	$7.39	2,522	$7.34

Exercisable at end of year	2,813	$7.71	3,341	$7.59	1,587	$7.48
Weighted-average fair value of options granted during the year	$5.44		$2.33		$2.38

The following table summarizes our outstanding options at December 31, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price
$4.49 – $6.49	539	4.4 years	$5.75	439	$5.87
$6.50 – $6.99	618	7.4 years	6.60	583	6.59
$7.00 – $7.50	745	5.5 years	7.44	729	7.44
$7.51 – $9.20	533	7.0 years	7.95	474	7.96
$9.21 – $14.55	613	5.5 years	10.42	588	10.31

Total	3,048			2,813

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement (see note B). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 3.9%, 3.9% and 2.3%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of our common stock of 46%, 45% and 43%; and a weighted-average expected life of the option of 4 years.

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

As of December 31, 2004, we had issued warrants to purchase approximately 67,000 shares of common stock to third parties. The exercise prices of the warrants range from $2.89 to $4.34 per share. These warrants were exercised during 2005.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	INCOME TAXES

The Company files a consolidated tax return with our wholly-owned subsidiaries and also owns varying interests in numerous partnerships. A substantial portion of consolidated book income from continuing operations before provision for income taxes and minority interest is not taxed at the corporate level as it represents income attributable to other partners who are responsible for the tax on that income. Accordingly, only the portion of income from these partnerships attributable to our ownership interests is included in taxable income in the consolidated tax return and financial statements.

Components of earnings before income taxes are as follows:

	Years Ended December 31,
($ in thousands)	2005	2004	2003
United States	$13,472	$(162)	$8,543
Foreign	3,426	2,055	665

	$16,898	$1,893	$9,208

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
($ in thousands)	2005	2004	2003
		(Restated)	(Restated)
Federal:
Current	$—	$(273)	$(5,744)
Deferred	4,789	(217)	7,879
State:
Current	154	506	(482)
Deferred	318	(49)	910
Foreign, current	892	658	223

	$6,153	$625	$2,786

A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 35% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:

	Years Ended December 31,
($ in thousands)	2005	2004	2003
		(Restated)	(Restated)
Expected federal income tax	$5,914	$663	$3,223
State taxes	307	297	278
Foreign rate differential	(307)	(61)	(10)
Other	239	(274)	(705	)(1)

	$6,153	$625	$2,786

(1)	This amount relates primarily to the reversal of certain tax contingencies whose statute of limitations has expired.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

($ in thousands)	2005	2004
Deferred tax assets:
Net ordinary loss carryforwards	$15,008	$9,130
Capital loss carryforwards	5,308	4,783
Impairment charges not yet deductible for tax purposes	—	1,644
Capitalized costs	599	920
Loan origination fees amortizable for tax purposes	890	778
Other	—	250
Deferred revenue recognition	216	61
Accrued expenses deductible for tax purposes when paid	2,039	3,132

Total gross deferred tax assets	24,060	20,698

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(2,989)	(2,765)
Intangible assets, principally due to differences in amortization periods for tax purposes	(27,223)	(22,778)

Total gross deferred tax liability	(30,212)	(25,543)

Net deferred tax liability	$(6,152)	$(4,845)

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable ordinary income approximating $53,600,000 and future capital gain income approximating $15,100,000, prior to the expiration of net operating loss and capital loss carry forwards. Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies which primarily relates to a sale of our specialty vehicle manufacturing segment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2005.

At December 31, 2005, we have federal net operating loss carry forwards of approximately $42,400,000 which are available to offset federal taxable income in future years through 2025. As a result of the Medstone acquisition in 2004, we acquired net operating losses in the amount of $3.9 million, which are included in the $42.4 million mentioned above. This amount is available to offset federal taxable income in future years, although the amount of utilization available each year is limited under Internal Revenue Code Section 382 to $1 million per year. In addition, we have federal capital loss carry forwards of $15,100,000 which are available to offset federal capital gain income in future years through 2009. Capital loss carry forwards of $2,700,000, $10,900,000 and $1,500,000 expire in 2006, 2007 and 2009, respectively.

At December 31, 2005, and as a result of the HealthTronics merger in 2004, the Company acquired certain tax attributes from HealthTronics which are subject to Section 382 of the Internal Revenue Code. These tax attributes include net operating loss carry forwards, which are available to offset future taxable income through 2021 of approximately $23,900,000, capital loss carry forwards of $28,000,000 and built-in losses available to

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset future taxable income of $61,600,000. Due to the uncertainty of our ability to utilize these assets, no value was assigned to them in our purchase accounting and accordingly these tax attributes are not reflected in the deferred tax asset schedule above.

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are expected to be indefinitely reinvested outside the United States. If these amounts were not considered permanently reinvested, an additional deferred tax liability approximating $400,000 and $97,000 would be provided for in 2005 and 2004, respectively.

M.	SEGMENT REPORTING

We have three reportable segments: urology, medical device sales and service, and special vehicle manufacturing. The urology segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Our medical device sales and service segment manufactures, sells and maintains lithotripters and their related consumables, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. Our specialty vehicle manufacturing designs, constructs and engineers mobile trailers, coaches and special purpose mobile units that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of our revenues are earned in the United States and long-lived assets are located in the United States. We do not have any major customers who account for more than 10% of our revenues.

($ in thousands)	Urology	Medical Device Sales and Service	Specialty Vehicle Manufacturing
2005
Revenue from external customers	$139,340	$18,202	$109,447
Intersegment revenues	—	9,250	—
Interest income	230	64	11
Interest expense	849	—	120
Depreciation and amortization	10,349	855	1,215
Segment profit	18,586	5,164	9,953
Segment assets	314,887	43,319	96,566
Capital expenditures	10,207	382	1,752

2004			(Restated	)
Revenue from external customers	$76,212	$10,846	$109,844
Intersegment revenues	—	5,514	—
Interest income	76	94	9
Interest expense	373	4	147
Depreciation and amortization	5,616	650	1,076
Segment profit	11,369	1,813	2,395
Segment assets	311,916	33,903	91,622
Capital expenditures	6,400	180	2,624

2003			(Restated	)
Revenue from external customers	$58,702	$1,714	$98,180
Intersegment revenues	—	3,411	603
Interest income	33	—	78
Interest expense	317	—	204
Depreciation and amortization	5,220	80	978
Segment profit	10,791	1,658	8,645
Segment assets	157,492	3,594	97,901
Investment in equity method investees	3,080	—	—
Capital expenditures	4,599	21	576

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

($ in thousands)	2005	2004	2003
		(Restated)	(Restated)
Total revenues for reportable segments	$276,239	$202,416	$162,610
Corporate revenue	705	936	1,022
Elimination of intersegment revenues	(9,250)	(5,514)	(4,014)

Total consolidated revenues	$267,694	$197,838	$159,618

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of profit per above to income before taxes per the consolidated statements of income:

($ in thousands)	2005	2004	2003
		(Restated)	(Restated)
Total profit for reportable segments	$33,703	$15,577	$21,094
Corporate revenue	705	936	1,022
Unallocated corporate expenses:
General and administrative	(5,826)	(4,911)	(3,599)
Net interest expense	(7,959)	(9,104)	(8,268)
Loan fees	(2,842)	—	(257)
Other, net	(883)	(605)	(784)

Unallocated corporate expenses total	(17,510)	(14,620)	(12,908)

Income before income taxes	$16,898	$1,893	$9,208

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)	2005	2004	2003
		(Restated)	(Restated)
Total assets for reportable segments	$454,772	$437,441	$258,987
Unallocated corporate assets	27,960	36,717	20,391

Consolidated total	$482,732	$474,158	$279,378

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

($ in thousands)	Segments	Corporate	Eliminating Entries	Consolidated
2005
Interest and dividends	$305	$250	$(96)	$459
Interest expense	969	8,207	(96)	9,080
Depreciation and amortization	12,419	885	—	13,304
Capital expenditures	12,341	535	—	12,876

2004
Interest and dividends	$179	$216	$(67)	$328
Interest expense	524	9,321	(67)	9,778
Depreciation and amortization	7,342	604	—	7,946
Capital expenditures	9,204	705	—	9,909

2003
Interest and dividends	$111	$334	$(132)	$313
Interest expense	521	8,602	(132)	8,991
Depreciation and amortization	6,278	785	—	7,063
Capital expenditures	5,196	815	—	6,011

The amounts in 2005, 2004 and 2003 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	DISCONTINUED OPERATIONS

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. Prior to this divesture, we provided approximately $700,000 of maintenance services to our orthopaedics business unit which were eliminated in consolidation. Subsequent to this sale, we have provided limited assistance to SanuWave, Inc. related to certain sales and service operations. We were paid $100,000 per month from August 2005 until January 2006 related to these services. We have also billed SanuWave, Inc. an additional approximately $1 million for parts, labor, and commissions. At December 31, 2005, SanuWave, Inc. owed us approximately $500,000. In early 2006, we terminated all sales operations to be effective April 30, 2006. We expect to continue to provide certain service operations until July 31, 2007.

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

We purchased debt of HMT AG in the first quarter of 2005. We paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT AG held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT AG’s accounts receivable that secured the $5.1 million claim. Through December 31, 2005, we had recovered approximately $1.8 million. Any additional recoveries in the future will be recorded as income when received.

O.	VARIABLE INTEREST ENTITIES

We have determined that one of our consolidated partnerships, acquired in the HSS merger and in which they have a 20% interest, has certain related party relationships with two Variable Interest Entities (VIE), and in accordance with FIN 46(R), “Consolidation of Variable Interest Entities”, has consolidated those entities. As a result of consolidating the VIEs, of which the partnership is the primary beneficiary, we have recognized minority interest of approximately $1 million on our consolidated balance sheet in 2005 which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets. Rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Reflected on our consolidated balance sheet are $3.6 million in 2005 of VIE assets, representing all of the assets of the VIEs. The VIEs assist the partnership in providing urological services, minimally invasive prostate treatments, and other services in the Greater New York metropolitan area.

P.	SUBSEQUENT EVENTS

In March 2006, we and Argil J. Wheelock, M.D., our then chairman of the board, amended Dr. Wheelock’s board service and release agreement to provide that he would receive the $1,410,000 severance payment referred

HEALTHTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to in that agreement upon his no longer serving as our chairman of the board. After the amendment, Dr. Wheelock resigned from his position as chairman of the board, and we paid him the severance amount. Dr. Wheelock continues to serve as a member of our board of directors and will continue to be paid his monthly board service compensation set forth in his board service agreement.

On January 26, 2006, we announced our engagement of an outside investment banking firm to represent us in a sales process for our specialty vehicle manufacturing segment.