Form 10-Q
period 2006-03-31
HEALTHTRONICS, INC.
filed 2006-05-11
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR
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
           (Address of principal executive office)                (Zip Code)

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

YES   X  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ..

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at May 1, 2006 35,058,334

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:		(Restated)
Urology	$32,688	$33,360
Medical Device Sales and Service	5,934	2,698
Specialty Vehicle Manufacturing	25,679	25,337
Other	152	194

Total revenue	64,453	61,589

Cost of services and general and administrative expenses:
Urology	16,859	14,561
Medical Device Sales and Service	5,658	678
Specialty Vehicle Manufacturing	22,442	22,724
Corporate	1,756	1,537
Depreciation and amortization	3,207	3,277

	49,922	42,777

Operating income	14,531	18,812

Other income (expenses):
Interest and dividends	133	142
Interest expense	(2,253)	(2,929)
Loan fees	--	(1,183)

	(2,120)	(3,970)

Income from continuing operations before provision
for income taxes and minority interest	12,411	14,842

Minority interest in consolidated income	10,370	11,433
Provision for income taxes	768	1,299

Income from continuing operations	1,273	2,110

Loss from discontinued operations, net of $355 tax benefit	--	(576)

Net income	$1,273	$1,534

Basic earnings per share:
Income from continuing operations	$0.04	$0.07
Discontinued operations	$--	$(0.02)

Net income	$0.04	$0.05

Weighted average shares outstanding	34,906	33,315

Diluted earnings per share:
Income from continuing operations	$0.04	$0.06
Discontinued operations	$--	$(0.02)

Net income	$0.04	$0.04

Weighted average shares outstanding	35,251	34,316

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$18,857	$25,727
Accounts receivable, less allowance for doubtful
accounts of $1,685 in 2006 and $1,620 in 2005	35,852	35,530
Other receivables	3,652	3,783
Deferred income taxes	22,318	20,501
Prepaid expenses and other current assets	4,985	4,527
Inventory	35,955	33,898

Total current assets	121,619	123,966

Property and equipment:
Equipment, furniture and fixtures	52,219	51,017
Building and leasehold improvements	18,225	18,213

	70,444	69,230
Less accumulated depreciation and
amortization	(28,220)	(27,891)

Property and equipment, net	42,224	41,339

Other investments	1,307	1,323
Goodwill, at cost	306,315	306,187
Intangible assets	6,811	7,179
Other noncurrent assets	3,758	2,738

	$482,034	$482,732

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	March 31, 2006	December 31, 2005
LIABILITIES

Current liabilities:
Current portion of long-term debt	$10,979	$11,170
Accounts payable	13,149	11,428
Accrued distributions to minority interests	5,773	8,250
Accrued expenses	13,055	15,377
Customer deposits	5,890	4,745

Total current liabilities	48,846	50,970

Deferred compensation liability	135	125
Long-term debt, net of current portion	128,871	129,213
Other long term obligations	483	642
Deferred income taxes	28,916	26,653

Total liabilities	207,251	207,603

Minority interest	31,248	33,647

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 35,036,739 issued in 2006 and 34,951,334 outstanding in 2006; 35,010,656 issued in 2005 and
34,866,735 outstanding in 2005	196,295	196,080
Accumulated earnings	48,063	46,790
Treasury stock, at cost, 85,405 shares in 2006 and 143,921 shares in 2005	(823)	(1,388)

Total stockholders' equity	243,535	241,482

	$482,034	$482,732

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2006	2005
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$63,627	$53,202
Cash paid to employees, suppliers of goods and others	(49,628)	(43,655)
Interest received	132	142
Interest paid	(2,259)	(882)
Taxes (paid) refunded	374	(380)
Discontinued operations	--	(449)

Net cash provided by operating activities	12,246	7,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	--	195
Purchases of equipment and leasehold improvements	(3,618)	(5,471)
Distributions from investments	211	147
Proceeds from sales of assets	63	1,184
Other	--	23

Net cash used in investing activities	(3,344)	(3,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,200	35,890
Payments on notes payable, exclusive of interest	(1,892)	(34,817)
Distributions to minority interest	(14,244)	(12,825)
Contributions by minority interest, net of buyouts	(1,003)	780
Exercise of stock options	167	1,903
Discontinued operations	--	(544)

Net cash used in financing activities	(15,772)	(9,613)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,870)	(5,557)

Cash and cash equivalents, beginning of period	25,727	21,960

Cash and cash equivalents, end of period	$18,857	$16,403

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2006	2005

		(Restated)
Reconciliation of net income to net cash provided by operating activities:		(Revised)
Net income	$1,273	$1,534
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	10,370	11,433
Depreciation and amortization	3,207	3,277
Provision for uncollectible accounts	(13)	4
Provision for deferred income taxes	446	1,225
Equity in earnings of affiliates	(194)	(120)
Non-cash stock expense	94	--
Other	(171)	(11)
Discontinued Operations	--	730
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(309)	(6,904)
Other receivables	130	(1,772)
Other assets	(3,525)	(4,906)
Accounts payable	2,868	2,592
Accrued expenses	(1,930)	896

Total adjustments	10,973	6,444

Net cash provided by operating activities	$12,246	$7,978

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2006 and the results of operations and cash flows for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities and as discussed herein.

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

This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25% (6.4% at March 31, 2006). We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility. At March 31, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. In addition, our facility requires us to maintain certain financial ratios. Our inability to file our Annual Report on Form 10-K for the year ended December 31, 2005 by March 31, 2006 was, and the restatement described in footnote No. 8 may have been, a default under our senior credit facility. Such default(s) would not have become an event of default under, and the lenders could not have accelerated the outstanding amounts under, our senior credit facility unless (1) the administrative agent sent a notice of such default(s) to us and (2) we failed to cure such default(s) within 30 days after delivery of such notice. We did not receive a notice of default related to these matters, and any such default(s) were cured upon our filing our Annual Report on Form 10-K for 2005 with the Securities and Exchange Commission on April 20, 2006. We were otherwise in compliance with the covenants under our senior credit facility as of March 31, 2006.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

We had a $50 million revolving credit facility bearing interest of LIBOR + 1 to 2%, maturing in July 2006, which was redeemed as discussed above. At March 31, 2005, we had $33 million drawn on this revolving credit facility.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended March 31, 2006

Net income	$1,273	$1,273

Weighted average shares outstanding	34,906	34,906
Effect of dilutive securities	--	345

Shares for EPS calculation	34,906	35,251

Net income per share	$0.04	$0.04

Three Months Ended March 31, 2005

Net income, as restated	$1,534	$1,534

Weighted average shares outstanding	33,315	33,315
Effect of dilutive securities	--	1,001

Shares for EPS calculation	33,315	34,316

Net income per share	$0.05	$0.04

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 720,000 and 281,000 shares of our common stock as of March 31, 2006 and 2005, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). We have asked our shareholders to approve an amendment to our 2004 Equity Incentive Plan at our annual shareholder meeting to be held June 8, 2006 to increase by 2,000,000 shares the number of shares available for issuance under the plan to 2,950,000.

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

($ in thousands)	Urology	Medical Device Sales and Service	Specialty Vehicle Manufacturing
Three Months Ended March 31, 2006

Revenue from external customers	$32,688	$5,934	$25,679
Intersegment revenues	--	2,676	--
Segment profit(loss)	2,989	(78)	2,884

Three Months Ended March 31, 2005

			(Restated)
Revenue from external customers	$33,360	$2,698	$25,337
Intersegment revenues	--	3,890	--
Segment profit	4,655	1,838	2,338

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

	Three Months ended March 31,
($ in thousands)	2006	2005
		(Restated)
Total segment profit	$5,795	$8,831
Corporate revenues	152	194
Unallocated corporate expenses:
General and administrative	(1,756)	(1,537)
Net interest expense	(1,955)	(2,643)
Loan fees	--	(1,183)
Other, net	(195)	(253)

Total unallocated corporate expenses	(3,906)	(5,616)

Income before income taxes	$2,041	$3,409

5. Stock-Based Compensation

General

On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic valued method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant.

We have elected to use the modified prospective application method such that SFAS No. 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. In accordance with the modified prospective plan, our unaudited condensed consolidated financial statements for the three months ended March 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $400,000, which is expected to be recognized over a weighted average period of approximately two years. We have included approximately $94,000 for share-based compensation cost in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2006.

Share-based compensation expense recognized during the three months ended March 31, 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006. There were no awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

Stock Option Plans:

At December 31, 2005, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. Since November 2004, the only active plan has been our 2004 equity incentive plan, which, as amended, authorized the grant of up to 950,000 shares to purchase our common stock.

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

The following table sets forth certain information as of March 31, 2006 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	817,166	$7.10	--
Prime 2003 stock option plan	185,000	$5.78	--
HSS equity incentive plan and stock
option plan	1,953,461	$8.05	148,649
Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, we disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require us to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at grant dates for awards under the plans consistent with SFAS No. 123, our net income and earnings per share for the three months ended March 31, 2005 would have been as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

(in thousands)	March 31, 2005
(Restated)

Net income, as reported	$1,534
Stock-based employee compensation
expense, net of tax	$1,195

Pro forma net income	$339

Pro forma earnings per share:
Basic	$0.01

Diluted	$0.01

To estimate compensation expense which would have been recognized under SFAS No. 123 for the three months ended March 31, 2005, and to calculate the compensation cost that was recognized under SFAS No. 123(R) for the three months ended March 31, 2006, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For March 31, 2006 and 2005, respectively: risk-free interest rates were 3.9%, and 3.9%; dividend yields were 0% and 0%; volatility factors of the expected market price of our common stock were 46% and 45%; and a weighted-average expected life of the option of 4 years.

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent expected term. We have not paid dividends in the past and do not plan to pay any dividends in the future. The expected volatility is based on historical volatility of our stock for the related vesting period. The expected life of the equity award is based on historical experiences.

Activity and pricing information regarding all stock options to purchase shares of common stock are summarized as follows:

	Options (000)	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	3,048	$7.65
Granted	--	--
Exercised	(26)	6.40
Cancelled	(66)	6.72

Outstanding March 31, 2006	2,956	$7.64

Exercisable at March 31, 2006	2,900	$7.64
Weighted-average fair value of	None
options granted during the period

During the three months ended March 31, 2006, the total intrinsic value of options exercised to purchase common stock was approximately $41,000.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

During the three months ended March 31, 2006, financing cash generated from share-based compensation arrangements amounted to $167,000 for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase common stock.

Additional information regarding options outstanding for all plans as of March 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price
$4.49 - $6.49	516	4.1 years	$5.74	482	$5.74
$6.50 - $6.99	606	6.8 years	6.60	606	6.6
$7.00 - $7.50	732	5.0 years	7.44	727	7.44
$7.51 - $9.20	516	6.7 years	7.95	516	7.95
$9.21 - $14.25	586	5.0 years	10.31	569	10.39

Total	2,956		$7.64	2,900	$7.64

Aggregate intrinsic value (in thousands)	$3,130			$3,038

The aggregate intrinsic value in the table above is based on our closing stock price of $8.27 per share as of March 31, 2006.

6. Inventory

As of March 31, 2006 and December 31, 2005, inventory consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Raw Materials	$12,915	$13,837
Work in Progress	19,930	16,125
Finished Goods	3,110	3,936

	$35,955	$33,898

7. Discontinued Operations

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. Subsequent to this sale, we have provided limited assistance to SanuWave, Inc. related to certain sales and service operations. We were paid $100,000 per month for the first six months in return for the services we provide, in addition to receiving reimbursement of certain direct costs to provide the services for as long as services are provided. The term of transition services varies according to the specific service involved, but will not in any event extend beyond two years. Revenues from this business unit totaled $2.5 million in the first three months of 2005. For the quarter ended March 31, 2005, we did not record depreciation in the amount of $398,000 related to our orthopaedics business.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

8. Restatement of Financial Statements

On March 31, 2006, we announced that we would restate our audited consolidated balance sheet for December 31, 2004, and consolidated statements of income and cash flows for each of the years ended December 31, 2004 and 2003 to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of our trailers. Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Therefore, we have restated our condensed consolidated financial statements for the three months ended March 31, 2005 to reflect this accounting treatment. The restatement entries relate only to the timing of the recognition of revenue between periods. These adjustments are summarized as follows:

Condensed Consolidated Statements of Income	For the Three Months Ended March 31, 2005
(in thousands)	As Reported	Adj.	As Restated
Specialty Vehicle Manufacturing:
Revenue	$26,974	$(1,637)	$25,337
Costs of services	24,030	(1,306)	22,724
Operating income	$19,143	$(331)	$18,812

Net income	$1,739	$(205)	$1,534

Condensed Consolidated Balance Sheet	For the Period Ended March 31, 2005
(in thousands)	As Reported	Adj.	As Restated
Accounts receivable	$38,770	$(1,628)	$37,142
Inventory	30,069	1,413	31,482
Total Assets	$480,002	$(215)	$479,787

Accrued expenses	$19,250	$(10)	$19,240
Retained earnings	39,455	(205)	39,250
Total Liabilities and Stockholders' Equity	$480,002	$(215)	$479,787

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2006 (Unaudited)

Also, in our Annual Report on Form 10-K for the year ended December 31, 2005, we started separately disclosing the operating, investing and financing portions of the cash flows attributable to our discontinued operations; which in our 2005 10-Qs, were reported on a combined basis as a single amount. The 2005 cash flow statement has been revised to reflect this change.

9. Subsequent Events

On April 25, 2006, we entered into an Executive Employment Agreement (Agreement) with our new President and Chief Executive Officer. The Agreement provides that we will grant him a stock option, with an exercise price equal to the closing price per share on the date of grant, to acquire 700,000 shares of our common stock, 350,000 shares of which vest according to the time-vesting schedule set forth in the Agreement and 350,000 shares of which vest according to the achievement of certain adjusted EBITDA amounts set forth in the Agreement, provided that the grant of 575,000 of such shares will be conditioned upon our shareholders approving an amendment to our 2004 Equity Incentive Plan (the “Plan”) to increase the number of shares available under the Plan at the 2006 annual shareholders meeting. The Agreement also entitles him to receive a severance payment, generally equal to two times his average annual cash compensation, and provides that all of his stock options will automatically fully vest, if we terminates his employment without cause (as defined in the Agreement) or he terminates for good reason (as defined in the Agreement). The Agreement also gives him the right to terminate employment and receive such severance payment and automatic vesting in the event (1) of a direct or indirect change of control as a result of change in ownership of the Company or certain changes in the members of our Board of Directors, (2) he is no longer appointed or elected to the Board, or (3) our shareholders do not approve an amendment to the Plan to increase the number of shares available under the Plan by November 8, 2006.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000 and $2,100, respectively, for the first quarter of 2006 and 2005. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships or manager of the other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

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

Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction Type Contracts and Certain Production Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Accordingly, in our Annual Report on Form 10-K for 2005, we restated our consolidated financial statements for the Relevant Periods to reflect this accounting treatment. The restatement entries relate only to the timing of the recognition of revenue between periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management has determined that the restatement described above was the result of a material weakness in our internal control over financial reporting. We have remediated the material weakness. See further discussion of this material weakness and related remedial efforts, along with a discussion of a second material weakness and related remedial efforts, in “Item 4- Controls and Procedures.”

All amounts referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 reflect the balances and amounts on a restated basis as described above.

Recent Developments

In January 2006, we announced our engagement of an outside investment banking firm to represent us in a sales process for our Specialty Vehicle Manufacturing division.

In March 2006, we and Argil J. Wheelock, M.D., our then chairman of the board, amended Dr. Wheelock’s board service and release agreement to provide that he would receive the $1,410,000 severance payment referred to in that agreement upon his no longer serving as our chairman of the board. After the amendment, Dr. Wheelock resigned from his position as chairman of the board, and we paid him the severance amount. Dr. Wheelock continues to serve as a member of our board of directors and will continue to be paid his monthly board service compensation set forth in his board service agreement. This severance payment was recorded in connection with the HSS merger, of which $720,000 was allocated to a non-compete agreement. The non-compete agreement is being amortized over its estimated life.

On April 3, 2006, we received a letter from the Nasdaq National Market stating that because we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2005, we were in violation of Nasdaq Marketplace Rule 4310(c)(14) and, therefore, our common stock was subject to delisting from the Nasdaq National Market. Nasdaq Marketplace Rule 4310(c)(14) requires us to make, on a timely basis, all filings with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, as amended. We filed our Annual Report on Form 10-K for the year ended December 31, 2005 on April 20, 2006. On April 20, 2006, we received a letter from the Nasdaq National Market stating that the filing delinquency has been cured.

On April 26, 2006, we announced that our Board of Directors has appointed Sam B. Humphries as President and Chief Executive Officer effective May 11, 2006 (rather than May 8, 2006 as we initially reported). We expect our Board of Directors to appoint Mr. Humphries as a member of our board prior to our 2006 annual shareholders meeting.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology, medical device sales and service, and specialty vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of March 31, 2006, we had goodwill of $306 million.

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

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Our total revenues for the three months ended March 31, 2006 increased $2,864,000 (5%) as compared to the same period in 2005. Revenues from our urology operations decreased by $672,000 (2%) in the quarter. Revenues from our prostate treatments increased $695,000 for the first quarter of 2006 as compared to the same period in 2005, while revenues from our lithotripsy business decreased $1,367,000 in the first quarter of 2006 as compared to the same period in 2005. The total number of urology procedures performed in the three months ended March 31, 2006 remained consistent as compared to the same period in 2005. The average rate per urology procedure decreased by 2% for the first quarter of 2006 as compared to the same period a year ago. Revenues for our medical device sales and services segment increased by $3,236,000 (120%) compared to the same period in 2005. Medical device sales and service revenues before intersegment eliminations totaled $8.6 million in 2006 and $6.6 million in 2005. We sold 8 devices and 24 tables in the first quarter of 2006 compared to 5 lithotripters and 15 tables in the same period in 2005. Our specialty vehicle manufacturing revenues increased $342,000 (1%) compared to the same period in 2005. The number of units shipped decreased from 102 during 2005 to 82 during 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the three months ended March 31, 2006 increased $7,145,000 in absolute terms, and increased from 70% to 77% as a percentage of revenues compared to the same period in 2005. Our costs of services associated with our urology operations for the first quarter of 2006 increased $2,298,000 (16%) in absolute terms and increased from 44% to 52% of our urology revenues compared to the same period in 2005. The primary cause of this increase relates to supplies used with each prostate procedure as well as an increase of approximately $350,000 in salary costs and $400,000 in severance costs. Our costs of services associated with our medical device sales and services operations for the first quarter 2006 increased $4,980,000 (735%) compared to the same period in 2005. A significant portion of medical device sales and services costs relate to providing maintenance services to our urology segment and are allocated to the Urology segment. This increase relates to costs of goods sold related to the significant increase in revenues noted above as well as increased supplies used under our maintenance contracts. Salary costs for the medical device sales and service operations also increased by approximately $400,000 as we increased our sales force. We also expended $200,000 of research and development costs in 2006. In the future, we expect margins in medical device sales and service will continue to vary significantly from period to period based on the mix of inter-company and third-party sales and projected research and development expenses. Our cost of services associated with our specialty vehicle manufacturing operations decreased $282,000 (1%) in absolute terms for the first quarter 2006 and decreased from 90% to 87% of our specialty vehicle manufacturing revenues compared to the same period in 2005 due to increased sales on the medical side of the specialty vehicle manufacturing segment which historically has higher product margins. Our corporate expenses remained consistent at 3% of revenues compared to the same period in 2005, increasing $219,000 in absolute terms for the first quarter 2006.

Depreciation and amortization expense decreased $70,000 for the three months ended March 31, 2006 compared to the same period in 2005 and remained constant at 5% of revenues.

Minority interest in consolidated income for the three months ended March 31, 2006 decreased $1,063,000 (9%) compared to the same period in 2005, as a result of a decrease in income from our urology segment due primarily to lower revenues and increased supply costs noted above.

Provision for income taxes for the three months ended March 31, 2006 decreased $531,000 compared to the same period in 2005 due to a decrease in taxable income, partially offset by a small decrease in the effective tax rate.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $18,857,000 and $25,727,000 at March 31, 2006 and December 31, 2005, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the three months ended March 31, 2006 and 2005, our subsidiaries distributed cash of approximately $14,244,000 and $12,825,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $12,246,000 for the quarter ended March 31, 2006 and $7,978,000 for the quarter ended March 31, 2005. For the three months ended March 31, 2006 compared to the same period in 2005, fee and other revenue collected increased by $10,425,000 due primarily to increased revenues noted above and a significant decrease in specialty vehicle manufacturing accounts receivable. Cash paid to employees, suppliers of goods and others for the first quarter 2006 increased by $5,973,000 compared to the same period in 2005. These fluctuations are attributable to higher costs of services noted above as well as the timing of accounts payable and accrued expense payments. An increase in interest payments of $1,377,000 for the first quarter 2006 was due primarily to the change to monthly interest payments in 2006 compared to semi-annual payments in 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used by our investing activities for the quarter ended March 31, 2006, was $3,344,000. We purchased equipment and leasehold improvements totaling $3,618,000 during that quarter. Cash used by our investing activities for the quarter ended March 31, 2005, was $3,922,000 primarily due to $5,471,000 in purchases of equipment and leasehold improvements partially offset by $1,184,000 of proceeds from the sales of fixed assets.

Cash used in our financing activities for the quarter ended March 31, 2006, was $15,772,000, primarily due to distributions to minority interests of $14,244,000 and payments on notes payable of $1,892,000 partially offset by borrowings on notes payable of $1,200,000. Cash used in our financing activities for the quarter ended March 31, 2005, was $9,613,000, primarily due to distributions to minority interests of $12,825,000 and net payments on notes payable of $1,073,000.

Accounts receivable as of March 31, 2006 has increased $322,000 from December 31, 2005. Bad debt expense was less than $20,000 for the quarter ended March 31, 2006 compared to approximately $10,000 for the same period in 2005.

Inventory as of March 31, 2006 totaled $35,955,000 and increased $2,057,000 from December 31, 2005. Total backlog for the manufacturing segment was $37,076,000 and $31,822,000 as of March 31, 2006 and 2005, respectively.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We will make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated per our credit facility. At March 31, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our inability to file our Annual Report on Form 10-K for the year ended December 31, 2005 by March 31, 2006 was, and the restatement described under “Restatement of Financial Statements” above may have been, a default under our senior credit facility. Such default(s) would not have become an event of default under, and the lenders could not have accelerated the outstanding amounts under, our senior credit facility unless (1) the administrative agent sent a notice of such default(s) to us and (2) we failed to cure such default(s) within 30 days after delivery of such notice. We did not receive a notice of default related to these matters, and any such default(s) were cured upon our filing our Annual Report on Form 10-K for 2005 with the Securities and Exchange Commission on April 20, 2006. We were otherwise in compliance with the covenants under our senior credit facility as of March 31, 2006.

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

Other long term debt. At March 31, 2006, we had approximately $3.6 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November, 2006. We also had notes totaling $12.5 million as of March 31, 2006 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At March 31, 2006, we had an obligation totaling $600,000 related to payments to the previous owner of ABC for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at March 31, 2006, as part of our Medstone acquisition, we had an obligation totaling $329,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $237,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General The following table presents our contractual obligations as of March 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$139,850	$10,979	$7,243	$121,554	$74
Operating Leases (2)	11,498	3,270	4,050	2,916	1,262

Non-compete contracts (3)	1,166	683	483	--	--

Total	$152,514	$14,932	$11,776	$124,470	$1,336

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $600 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $329 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $158 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $79 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.

In addition, the scheduled principal repayments for all long term debt as of March 31, 2006 are payable as follows:

($ in thousands)
2006	$10,979
2007	4,297
2008	2,946
2009	2,314
2010	119,240
Thereafter	74

Total	$139,850

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 effective January 1, 2006, and the impact was not material.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006, and this adoption did not have a material effect on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31 2006, we had long-term debt (including current portion) totaling $139,850,000, of which $8,403,000 had fixed rates of 4% to 11%, $4,098,000 incurred interest at a variable rate equal to a specified prime rate, and $127,349,000 incurred interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We are exposed to some market risk due to the floating interest rate debt totaling $131,447,000. We make monthly or quarterly payments of principal and interest on $129,844,000 of the floating rate debt. An increase in interest rates of 1% would result in a $1,314,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, as of March 31, 2006, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management’s assessment of our internal control over financial reporting performed as of December 31, 2005 identified the following two material weaknesses in our internal control over financial reporting:

•	We did not have effective policies and procedures in our specialty vehicle manufacturing segment to identify the appropriate revenue recognition criteria under U.S. generally accepted accounting principles for certain types of customer arrangements. This deficiency resulted in the restatement described in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•	We did not have effective policies and procedures to select and appropriately apply U.S. generally accepted accounting principles regarding purchase accounting related to company acquisitions. This deficiency resulted in an error in our preliminary December 31, 2005 year-end balance sheet affecting a severance liability, an intangible asset and goodwill related to our accounting for a severance liability in the reverse merger of HealthTronics Surgical Services, Inc. and Prime Medical Services Inc.

Subsequent to December 31, 2005, in response to the material weaknesses in internal control over financial reporting described above, we took measures to establish additional policies and procedures to help ensure documentation of all relevant aspects of customer arrangements to support the determination of the appropriate revenue recognition policies in accordance with U.S. generally accepted accounting principles. In addition, we took measures to help ensure that we recognize revenues from the manufacture and sale of trailers placed into production according to the OEM’s forecast prior to entering into sales contracts upon delivery of such trailers to the customers, as required under Staff Accounting Bulletin No. 104. We also took measures to help ensure that we appropriately account for severance items in company acquisitions in accordance with U.S. generally accepted accounting principles regarding purchase accounting. We believe the material weaknesses were remedied as a result of such measures.

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

10.1 10.2* 10.3 31.1* 31.2* 32.1* 32.2*	First Amendment to Board Service and Release Agreement, dated as of March 2, 2006 by and between the
 Company and Argil J. Wheelock. (Incorporated by reference to Exhibit 10.1 to the Company’s Current
 Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006.)
 Consulting and Non-Competition Agreement, dated as of January 23, 2006 by and between the Company and
 Joseph M. Jenkins, M.D.
 Executive Employment Agreement, effective as of May 8, 2006, by and between the Company and Sam B.
 Humphries. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.)
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	HEALTHTRONICS, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Chief Financial Officer Senior Vice President