Form 10-Q
period 2006-06-30
HEALTHTRONICS, INC.
filed 2006-08-08
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
OR
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

Large accelerated filer  ☐                 Accelerated filer   ☒                 Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at August 1, 2006 35,175,834

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:		(Restated)		(Restated)
Urology Services	$32,519	$34,182	$64,941	$67,542
Medical Products	5,210	4,814	11,411	7,512
Other	151	196	303	390

Total revenue	37,880	39,192	76,655	75,444

Cost of services and general and administrative expenses:
Urology Services	14,190	15,715	30,815	30,231
Medical Products	5,612	2,729	11,674	3,452
Corporate	2,539	1,192	4,124	2,729
Depreciation and amortization	2,944	2,954	5,821	5,981

	25,285	22,590	52,434	42,393

Operating income	12,595	16,602	24,221	33,051

Other income (expenses):
Interest and dividends	111	149	242	290
Interest expense	(323)	(301)	(649)	(576)

	(212)	(152)	(407)	(286)

Income from continuing operations before provision
for income taxes and minority interest	12,383	16,450	23,814	32,765

Minority interest in consolidated income	11,337	11,414	21,707	22,848
Provision for income taxes	497	2,009	985	4,218

Income from continuing operations	549	3,027	1,122	5,699

Income (loss) from discontinued operations, net of tax	819	(452)	1,519	(1,590)

Net income	$1,368	$2,575	$2,641	$4,109

Basic earnings per share:
Income from continuing operations	$0.02	$0.09	$0.03	$0.17
Discontinued operations	$0.02	$(0.01)	$0.04	$(0.05)

Net income	$0.04	$0.08	$0.07	$0.12

Weighted average shares outstanding	35,056	34,040	34,981	33,538

Diluted earnings per share:
Income from continuing operations	$0.02	$0.08	$0.03	$0.16
Discontinued operations	$0.02	$(0.01)	$0.04	$(0.04)

Net income	$0.04	$0.07	$0.07	$0.12

Weighted average shares outstanding	35,361	35,218	35,306	34,627

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$13,247	$21,322
Accounts receivable, less allowance for doubtful
accounts of $1,639 in 2006 and $1,544 in 2005	24,334	26,408
Other receivables	2,237	3,388
Deferred income taxes	22,803	19,977
Prepaid expenses and other current assets	3,252	3,885
Inventory	10,679	11,506

Total current assets	76,552	86,486

Property and equipment:
Equipment, furniture and fixtures	47,175	46,285
Building and leasehold improvements	12,728	12,712

	59,903	58,997
Less accumulated depreciation and
amortization	(23,653)	(24,237)

Property and equipment, net	36,250	34,760

Assets held for sale	105,777	97,040
Other investments	1,306	1,323
Goodwill, at cost	253,448	253,448
Intangible assets	6,298	6,937
Other noncurrent assets	3,277	2,738

	$482,908	$482,732

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	June 30, 2006	December 31, 2005
LIABILITIES

Current liabilities:
Current portion of long-term debt	$10,796	$11,145
Accounts payable	5,580	6,041
Accrued distributions to minority interests	262	8,250
Accrued expenses	7,279	10,087
Customer deposits	1,008	151

Total current liabilities	24,925	35,674

Liabilities held for sale	23,988	17,948
Long-term debt, net of current portion	128,120	128,688
Other long term obligations	134	644
Deferred income taxes	26,693	24,330

Total liabilities	203,860	207,284

Minority interest	33,006	33,966

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 35,171,239 issued and 35,075,834
outstanding in 2006; 35,010,656 issued and 34,866,735 outstanding in 2005	197,508	196,080
Accumulated earnings	49,431	46,790
Treasury Stock, at cost, 95,405 shares in 2006 and 143,921 shares in 2005	(897)	(1,388)

Total stockholders' equity	246,042	241,482

	$482,908	$482,732

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2006	2005
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$79,970	$72,584
Cash paid to employees, suppliers of goods and others	(47,889)	(47,081)
Interest received	242	290
Interest paid	(652)	(1,140)
Taxes paid	(389)	(799)
Discontinued operations	(6,356)	(8,930)

Net cash provided by operating activities	24,926	14,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	--	46
Purchases of equipment and leasehold improvements	(6,752)	(6,330)
Distributions from investments	191	493
Proceeds from sales of assets	474	1,450
Other	(40)	(136)
Discontinued operations	(372)	131

Net cash used in investing activities	(6,499)	(4,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	2,047	167,903
Payments on notes payable, exclusive of interest	(3,523)	(168,623)
Distributions to minority interest	(29,901)	(28,772)
Contributions by minority interest, net of buyouts	(754)	1,216
Exercise of stock options	973	10,934
Purchase of treasury stock	(73)	--
Discontinued operations	(150)	(1,064)

Net cash used in financing activities	(31,381)	(18,406)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,954)	(7,828)

Cash and cash equivalents, beginning of period, includes cash from the specialty vehicle manufacturing segment of $4,405 and $1,676 for 2006 and 2005, respectively	25,727	21,960

Cash and cash equivalents, end of period, includes cash from the specialty vehicle manufacturing segment of $(474) and $1,183 for 2006 and 2005, respectively	$12,773	$14,132

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2006	2005
		(Restated)
Reconciliation of net income to net cash provided by operating activities:		(Revised)
Net income	$2,641	$4,109
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	21,707	22,848
Depreciation and amortization	5,821	5,981
Provision for uncollectible accounts	137	21
Provision for deferred income taxes	(463)	2,668
Equity in earnings of affiliates	(134)	(503)
Non-cash stock expense	1,019	--
Other	(396)	(792)
Discontinued Operations	(7,054)	(6,332)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	1,936	(2,757)
Other receivables	1,150	(1,953)
Other assets	921	(3,349)
Accounts payable	398	(1,123)
Accrued expenses	(2,757)	(3,894)

Total adjustments	22,285	10,815

Net cash provided by operating activities	$24,926	$14,924

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2006 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

On June 22, 2006, HealthTronics and AK Acquisition Corp., a wholly-owned subsidiary of Oshkosh Truck Corporation (“Oshkosh”), entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006. Accordingly, we have classified our specialty vehicle manufacturing segment as held for sale in the accompanying condensed consolidated financial statements.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25% (7.125% at June 30, 2006). We are required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility depending on the level of the Total Leverage Ratio as calculated according to the terms of our credit facility. At June 30, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of June 30, 2006.

On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Six Months Ended June 30, 2006

Net income	$2,641	$2,641

Weighted average shares outstanding	34,981	34,981
Effect of dilutive securities	--	325

Shares for EPS calculation	34,981	35,306

Net income per share	$0.07	$0.07

Six Months Ended June 30, 2005

Net income, as restated	$4,109	$4,109

Weighted average shares outstanding	33,538	33,538
Effect of dilutive securities	--	1,089

Shares for EPS calculation	33,538	34,627

Net income per share, as restated	$0.12	$0.12

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended June 30, 2006

Net income	$1,368	$1,368

Weighted average shares outstanding	35,056	35,056
Effect of dilutive securities	--	305

Shares for EPS calculation	35,056	35,361

Net income per share	$0.04	$0.04

Three Months Ended June 30, 2005

Net income, as restated	$2,575	$2,575

Weighted average shares outstanding	34,040	34,040
Effect of dilutive securities	--	1,178

Shares for EPS calculation	34,040	35,218

Net income per share, as restated	$0.08	$0.07

We did not include in our computation of diluted EPS unexercised stock options and warrants to purchase 1,015,000 and 8,000 shares of our common stock as of June 30, 2006 and 2005, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). In June 2006, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2 million shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares).

4. Segment Reporting

We have three reportable segments: urology services; medical products, which was previously called medical device sales and service; and specialty vehicle manufacturing, which was sold on July 31, 2006. The urology segment provides services related to the operation of lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting with payors, hospitals and surgery centers. The medical products segment manufactures, sells, and maintains lithotripters, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. The specialty vehicle manufacturing segment designs, constructs and engineers mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and positron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products	Specialty Vehicle Manufacturing
Six Months Ended June 30, 2006

Revenue from external customers	$64,941	$11,411	$51,993
Intersegment revenues	--	5,190	--
Segment profit (loss)	7,498	(1,092)	6,177

Six Months Ended June 30, 2005

			(Restated)
Revenue from external customers	$67,542	$7,512	$49,575
Intersegment revenues	--	8,056	--
Segment profit	9,084	3,690	5,173

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Six Months ended June 30,
($ in thousands)	2006	2005
		(Restated)
Total segment profit	$12,583	$17,947
Corporate revenues	303	390
Unallocated corporate expenses:
General and administrative	(4,124)	(2,729)
Net interest expense	(4,146)	(4,155)
Loan fees and bond call premium	--	(2,784)
Other, net	(382)	(467)

Total unallocated corporate expenses	(8,652)	(10,135)

Income before income taxes	$4,234	$8,202

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

($ in thousands)	Urology Services	Medical Products	Specialty Vehicle Manufacturing
Three Months Ended June 30, 2006

Revenue from external customers	$32,519	$5,210	$26,314
Intersegment revenues	--	2,513	--
Segment profit(loss)	4,508	(838)	3,293

Three Months Ended June 30, 2005

			(Restated)
Revenue from external customers	$34,182	$4,814	$24,238
Intersegment revenues	--	4,166	--
Segment profit	4,377	1,898	2,835

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Three Months ended June 30,
($ in thousands)	2006	2005
		(Restated)
Total segment profit	$6,963	$9,110
Corporate revenues	151	196
Unallocated corporate expenses:
General and administrative	(2,539)	(1,192)
Net interest expense	(2,191)	(1,513)
Loan fees and bond call premium	--	(1,601)
Other, net	(191)	(208)

Total unallocated corporate expenses	(4,921)	(4,514)

Income before income taxes	$2,193	$4,792

5. Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic valued method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

We have elected to use the modified prospective application method such that SFAS No. 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. In accordance with the modified prospective method, our unaudited condensed consolidated financial statements for the six months ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $2.9 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. We have included approximately $381,000 for share-based compensation cost in the accompanying unaudited condensed consolidated statement of income for the six months ended June 30, 2006.

Share-based compensation expense recognized during the six months ended June 30, 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

Our income before income taxes for the three and six months ended June 30, 2006, was lower by $287,000 and $381,000, respectively, and net income was lower by $177,000 and $235,000, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. For the same periods, basic earnings per share was $0.01 and $0.01 lower, respectively, and diluted earnings per share was $0.01 and $0.01 lower, respectively, due to our adopting SFAS 123R.

Stock Option Plans:

At December 31, 2005, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. Since November 2004, the only active plan has been our 2004 equity incentive plan, which, as amended, authorized the grant of up to 2,950,000 shares to purchase our common stock.

Options granted under the plans shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. Options may vest immediately or over one to five years. In the second half of 2005, we modified approximately 50,000 options related to employees of our orthotripsy segment which was sold, and recognized approximately $116,000 in expense.

The following table sets forth certain information as of June 30, 2006 about our equity compensation plans:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	571,833	$7.35	--
Prime 2003 stock option plan	161,500	$5.81	--
HSS equity incentive plan and stock
option plan	2,510,078	$7.72	1,590,365
Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

Share-Based Compensation Cost under SFAS No. 123

Prior to January 1, 2006, we disclosed compensation cost in accordance with SFAS No. 123. The provisions of SFAS No. 123 require us to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at grant dates for awards under the plans consistent with SFAS No. 123, our net income and earnings per share would have been as follows:

(in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Net income, as reported	$2,575	$4,109
Stock-based employee compensation
expense, net of tax	209	1,404

Pro forma net income	$2,366	$2,705

Pro forma earnings per share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

To estimate compensation expense which would have been recognized under SFAS No. 123 for the six months ended June 30, 2005, and to calculate the compensation cost that was recognized under SFAS No. 123(R) for the six months ended June 30, 2006, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For June 30, 2006 and 2005, respectively: risk-free interest rates were 4.85% and 3.4%; dividend yields were 0% and 0%; volatility factors of the expected market price of our common stock were 47% and 47%; and a weighted-average expected life of the option of 6 years.

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent expected term. We have not paid dividends in the past and do not plan to pay any dividends in the future. We utilized the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period. This simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. We have used this method in determining the expected term of all options granted after December 31, 2005. We have determined volatility using historical stock prices over a period consistent with the expected term of the option. We recognize compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

Activity and pricing information regarding all stock options to purchase shares of common stock are summarized as follows:

	Options (000)	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	3,048	$7.65
Granted	775	7.61
Exercised	(161)	6.06
Cancelled	(419)	8.61

Outstanding June 30, 2006	3,243	$7.56

Exercisable at June 30, 2006	2,498	$7.57
Weighted-average fair value of	$3.65
options granted during the period

During the six months ended June 30, 2006, the total intrinsic value of options exercised to purchase common stock was approximately $298,000.

During the six months ended June 30, 2006, financing cash generated from share-based compensation arrangements amounted to $973,000 for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase common stock.

Additional information regarding options outstanding for all plans as of June 30, 2006, is as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options(000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.49 - $6.49	332	6.1 years	$5.71	271	6.4 years	$5.85
$6.50 - $6.99	606	4.9 years	6.60	606	4.9 years	6.60
$7.00 - $7.50	1,157	5.0 years	7.35	747	5.3 years	7.43
$7.51 - $9.20	770	7.9 years	8.03	520	7.0 years	8.00
$9.21 - $14.25	378	6.2 years	10.41	353	6.0 years	10.22

Total	3,243		$7.56	2,497		$7.	57

Aggregate intrinsic value (in thousands)	$1,628			$1,291

The aggregate intrinsic value in the table above is based on our closing stock price of $7.65 per share as of June 30, 2006.

6. Inventory

As of June 30, 2006 and December 31, 2005, inventory consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Raw Materials	$6,595	$7,570
Finished Goods	4,084	3,936

	$10,679	$11,506

7. Discontinued Operations

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. Subsequent to this sale, we have provided limited assistance to SanuWave, Inc. related to certain sales and service operations. We were paid $100,000 per month for the first six months in return for the services we provided, in addition to receiving reimbursement of certain direct costs to provide the services for as long as services are provided. The term of transition services varies according to the specific service involved, but will not in any event extend beyond two years. Revenues from this business unit totaled $5.7 million in the first six months of 2005. For the six months ended June 30, 2005, we did not record depreciation in the amount of $760,000 related to our orthopaedics business.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

During the second quarter 2006, we committed to a plan to sell our specialty vehicle manufacturing segment. On June 22, 2006, we entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006. Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified our specialty vehicle manufacturing segment as held for sale in the accompanying condensed consolidated financial statements and the results of its operations have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in income (loss) from discontinued operations in the condensed consolidated statements of income for the three and six month periods ended June 30, 2006 and 2005.

Condensed Consolidated Statements of Income (in thousands)	2006	2005
For the Three Months Ended, June 30
Revenue	$26,314	$24,238
Cost of services	(22,791)	(21,107)
Depreciation and amortization	(210)	(275)
Other	(20)	(21)

Income from specialty vehicle manufacturing	$3,293	$2,835

For the Six Months Ended, June 30
Revenue	$51,993	$49,575
Cost of services	(45,233)	(43,831)
Depreciation and amortization	(541)	(525)
Other	(42)	(46)

Income from specialty vehicle manufacturing	$6,177	$5,173

The major classes of assets and liabilities of specialty vehicle manufacturing held for sale in the condensed consolidated balance sheet are as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

Condensed Consolidated Balance Sheet (in thousands)	June 30, 2006	December 31, 2005
Cash	$(474)	$4,405
Accounts receivable	12,892	9,517
Prepaid expenses and other current assets	675	642
Inventory	32,799	22,392
Deferred income taxes	195	524
Property plant and equipment (net)	6,369	6,579
Goodwill	53,154	52,739
Other non-current assets	167	242

Total assets of specialty vehicle manufacturing	$105,777	$97,040

Accounts payable	$10,446	$5,387
Accrued expenses	5,397	5,290
Customer deposits	4,767	4,594
Long-term debt	22	550
Other long-term obligations	304	(196)
Deferred income taxes	3,052	2,323

Total liabilities of specialty vehicle manufacturing	$23,988	$17,948

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations,”, we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $2,145,000 and $4,049,000 for the three and six month periods ended June 30, 2006 and $1,503,000 and $4,156,000 for the three and six month periods ended June 30, 2005. We have also included loan fees and bond call premium of $1,601,000 and $2,784,000 for the three and six month periods ended June 30, 2005, which were incurred solely related to the refinancing of the debt which was required to be repaid.

8. Restatement of Financial Statements

On March 31, 2006, we announced that we would restate our audited consolidated balance sheet for December 31, 2004, and consolidated statements of income and cash flows for each of the years ended December 31, 2004 and 2003 to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of our trailers. Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Therefore, we restated our financial statements for the three and six months ended June 30, 2005 to reflect this accounting treatment, prior to reclassifying the specialty vehicle manufacturing segment as held for sale. The restatement entries relate only to the timing of the recognition of revenue between periods. These adjustments are summarized as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

Condensed Consolidated Statements of Income (in thousands)	As Reported	Adj.	As Restated
For the Three Months Ended June 30, 2005
Specialty Vehicle Manufacturing:
Revenue	$25,530	$(1,292)	$24,238
Costs of services	22,135	(1,028)	21,107
Income before provision for taxes	$5,194	$(402)	$4,792

Net income	$2,825	$(250)	$2,575

Diluted Earnings per share	$0.08	$(0.01)	$0.07

For the Six Months Ended June 30, 2005
Specialty Vehicle Manufacturing:
Revenue	$52,504	$(2,929)	$49,575
Costs of services	46,165	(2,334)	43,831
Income before provision for taxes	$8,935	$(733)	$8,202

Net income	$4,560	$(451)	$4,109

Diluted Earnings per share	$0.13	$(0.01)	$0.12

Condensed Consolidated Balance Sheet	For the Period Ended June 30, 2005
(in thousands)	As Reported	Adj.	As Restated
Accounts receivable	$41,420	$(4,978)	$36,442
Inventory	32,853	4,348	37,201
Total Assets	$480,477	$(399)	$480,078

Accrued expenses	$14,579	$171	$14,750
Retained earnings	42,276	(570)	41,706
Total Liabilities and Stockholders' Equity	$480,477	$(399)	$480,078

Also, in our Annual Report on Form 10-K for the year ended December 31, 2005, we started separately disclosing the operating, investing and financing portions of the cash flows attributable to our discontinued operations; which in our 2005 10-Qs were reported on a combined basis as a single amount. The 2005 statement of cash flows has been revised to reflect this change.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006 (Unaudited)

9. Subsequent Events

On July 27, 2006, John Q. Barnidge resigned, effective August 10, 2006, from his positions as our Senior Vice President and Chief Financial Officer. In connection with his departure, we entered into a severance and non-competition agreement with Mr. Barnidge whereby (1) we agreed to make a severance payment of $310,000 to Mr. Barnidge and (2) Mr. Barnidge agreed to a four-year non-competition provision in exchange for a payment from us equal to $150,000 for each year under the non-competition provision, such payment to be made on August 10, 2006.

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

General

We provide healthcare services and manufacture medical devices, primarily for the urology community, as well as design and manufacture trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. We have three reportable segments: urology services, medical products, which was previously called medical device sales and service, and specialty vehicle manufacturing, which was sold effective July 31, 2006.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000, respectively, for the first six months of 2006 and 2005. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

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

Medical Products. We manufacture, sell and maintain lithotripters and their related consumables. We also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•

Fees for equipment sales, consumable sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables. We also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated.

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

On June 22, 2006, HealthTronics and AK Acquisition Corp., a wholly-owned subsidiary of Oshkosh Truck Corporation (“Oshkosh”), entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006.

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

All amounts referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2005 reflect the balances and amounts on a restated basis as described above.

Recent Developments

On June 22, 2006, we entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006. We used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay our term loan B in full and our mortgage debt related to our building in Austin, Texas.

On July 27, 2006, John Q. Barnidge resigned, effective August 10, 2006, from his positions as our Senior Vice President and Chief Financial Officer. In connection with his departure, we entered into a severance and non-competition agreement with Mr. Barnidge whereby (1) we agreed to make a severance payment of $310,000 to Mr. Barnidge and (2) Mr. Barnidge agreed to a four-year non-competition provision in exchange for a payment from us equal to $150,000 for each year under the non-competition provision, such payment to be made on August 10, 2006.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have three reporting units, urology services, medical products, and specialty vehicle manufacturing. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of June 30, 2006, we had goodwill of $306 million, which includes $53 million related to our specialty vehicle manufacturing segment which is shown as held for sale in the accompanying condensed consolidated balance sheet.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, entities more than 50% owned, and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity or cost method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Our total revenues for the six months ended June 30, 2006 increased $1,211,000 (2%) as compared to the same period in 2005. Revenues from our urology services operations decreased by $2,601,000 (4%) in the first half of 2006 as compared to the same period in 2005. Revenues from our prostate treatments decreased $206,000 for the first half of 2006 as compared to the same period in 2005, while revenues from our lithotripsy business decreased $2,395,000 in the first half of 2006 as compared to the same period in 2005. The total number of lithotripsy procedures performed in the six months ended June 30, 2006 decreased 6% as compared to the same period in 2005. The average rate per lithotripsy procedure increased by 2% for the first half of 2006 as compared to the same period a year ago. Revenues for our medical products segment increased by $3,899,000 (52%) compared to the same period in 2005 primarily due to a mix of sales between external customers and sales to our urology services segment. Medical products revenues before intersegment eliminations totaled $16.6 million in 2006 and $15.6 million in 2005. We sold 14 lithotripter/imaging systems and 45 tables in the first half of 2006 compared to 8 lithotripters and 34 tables in the same period in 2005. Revenues from our service operations and consumable sales increased $1,703,000 in the first half of 2006 as compared to the same period in 2005. Revenues from our new lab which started operations in January 2006, totaled $528,000 for the first six months of 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the six months ended June 30, 2006 increased $10,041,000 in absolute terms and increased from 56% to 68% as a percentage of revenues compared to the same period in 2005. Our costs of services associated with our urology services operations for the first half of 2006 increased $584,000 (2%) in absolute terms and increased from 45% to 47% of our urology revenues compared to the same period in 2005. The primary cause of this increase relates to a $733,000 increase in medical supplies and $400,000 in severance costs in 2006. Our costs of services associated with our medical products operations for the first half 2006 increased $8,222,000 (238%) compared to the same period in 2005. A significant portion of medical products costs relate to providing maintenance services to our urology segment and are allocated to the urology segment. This increase relates to an increase in costs of goods sold as it relates to the increase in sales to external customers, noted above. Additionally, this increase relates to an increase in supplies used under our maintenance contracts. Salary costs for the medical products operations also increased by approximately $710,000 as we increased our sales force. We also expended $400,000 of research and development costs in 2006. Also, expenses for our new lab, which opened in January 2006, totaled $631,000 for the first six months of 2006. In the future, we expect margins in medical products will continue to vary significantly from period to period based on the mix of inter-company and third-party sales and projected research and development expenses.

On June 22, 2006, we entered into an agreement to sell our specialty vehicle manufacturing segment. Accordingly, we have classified this segment as held for sale in the accompanying condensed consolidated financial statements. Our specialty vehicle manufacturing revenues increased $2,418,000 (5%) for the first half of 2006 compared to the same period in 2005. The number of units shipped decreased from 189 during the first half 2005 to 160 during the same period in 2006. Our cost of services associated with our specialty vehicle manufacturing operations increased $1,402,000 (3%) in absolute terms for the first half 2006 and improved by 1% as a percentage of our specialty vehicle manufacturing revenues. Our corporate expenses for the first half of 2006 increased to 5% of revenues compared to 4% in the same period in 2005, increasing $1,395,000 in absolute terms for the first half 2006. This increase relate primarily to $381,000 of stock option expense recorded in 2006, $650,000 paid to strategic consultants in 2006 and approximately $200,000 of costs related to the hiring and relocation of our new CEO.

Depreciation and amortization expense decreased $160,000 for the six months ended June 30, 2006 compared to the same period in 2005 and remained constant at 8% of total revenues.

Minority interest in consolidated income for the six months ended June 30, 2006 decreased $1,141,000 (5%) compared to the same period in 2005, as a result of a decrease in income from our urology segment due primarily to lower revenues and increased supply costs noted above.

Provision for income taxes for the six months ended June 30, 2006 decreased $3,233,000 compared to the same period in 2005 due to a decrease in taxable income, partially offset by a small increase in the effective tax rate.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Our total revenues for the three months ended June 30, 2006 decreased $1,312,000 (3%) as compared to the same period in 2005. Revenues from our urology services operations decreased by $1,663,000 (5%) in the quarter. Revenues from our prostate treatments decreased $824,000 for the second quarter of 2006 as compared to the same period in 2005, while revenues from our lithotripsy business decreased $839,000 in the second quarter of 2006 as compared to the same period in 2005. The total number of lithotripsy procedures performed in the three months ended June 30, 2006 decreased by 1,161 or 8% compared to the same period in 2005. The average rate per lithotripsy procedure increased by 5% for the second quarter of 2006 as compared to the same period in 2005. Revenues for our medical products segment increased by $396,000 (8%) compared to the same period in 2005. Medical products revenues before inter-segment eliminations totaled $7.7 million in 2006 and $9.0 million in 2005. We sold 6 lithotripter/imaging systems and 21 tables in the second quarter of 2006 compared to 2 lithotripters and 17 tables in the same period in 2005. Revenues from our service operations and sales of consumables remained fairly constant between periods while our new lab had revenues totaling $262,000 for the three months ended June 30, 2006.

Our costs of services and general and administrative expenses for the three months ended June 30, 2006 increased $2,695,000 in absolute terms, and increased from 58% to 67% as a percentage of revenues compared to the same period in 2005. Our costs of services associated with our urology services operations for the second quarter of 2006 decreased $1,525,000 (10%) in absolute terms and decreased from 46% to 44% of our urology revenues compared to the same period in 2005. The primary cause of this decrease relates to an increase of approximately $1 million in gain on sales of partnership interests and fixed assets and a $300,000 decrease in medical supply cost from the same period a year ago. Our costs of services associated with our medical products operations for the second quarter 2006 increased $2,883,000 (105%) compared to the same period in 2005. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. This increase relates to the significant amount of intercompany sales in 2005 whose elimination causes the large fluctuations in medical products costs in 2005. Costs for our new lab operations totaled $355,000 for the three months ended June 30, 2006.

Our specialty vehicle manufacturing revenues increased $2,076,000 (9%) for the second quarter of 2006 compared to the same period in 2005. The number of units shipped decreased from 86 during the second quarter of 2005 to 78 during the second quarter of 2006. Our cost of services associated with our specialty vehicle manufacturing operations increased $1,684,000 (8%) in absolute terms for the second quarter 2006 and remained constant at 87% of our specialty vehicle manufacturing revenues for the second quarter of 2006 and 2005. Our corporate expenses increased to 7% of revenues compared to the same period in 2005, increasing $1,347,000 in absolute terms for the second quarter 2006. This increase relates primarily to $287,000 of stock option expense recorded in 2006, $650,000 of costs paid to strategic consultants and approximately $200,000 of costs related to hiring and relocation of our new CEO.

Depreciation and amortization expense decreased $10,000 for the three months ended June 30, 2006 compared to the same period in 2005 and remained constant at 8% of revenues.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Minority interest in consolidated income for the three months ended June 30, 2006 decreased $77,000 (1%) compared to the same period in 2005, as a result of a decrease in income from our urology segment due primarily to lower revenues and increased supply costs noted above.

Provision for income taxes for the three months ended June 30, 2006 decreased $1,512,000 compared to the same period in 2005 due to a decrease in taxable income, partially offset by a small increase in the effective tax rate.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $13,247,000 and $21,322,000 at June 30, 2006 and December 31, 2005, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the six months ended June 30, 2006 and 2005, our subsidiaries distributed cash of approximately $29,901,000 and $28,772,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $24,926,000 for the six months ended June 30, 2006 and $14,924,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006 compared to the six months ended 2005, fee and other revenue collected increased by $7,386,000 due primarily to timing of collections and increased revenue. Cash paid to employees, suppliers of goods and others for the six months ended June 30, 2006 increased by $808,000 compared to the same period in 2005. These fluctuations are attributable to the timing of accounts payable and accrued expense payments. A decrease in cash used in discontinued operations for the six months ended June 30, 2006 was primarily due to loan fees and bond call premium totaling $2,784,000 which were paid in the first half of 2005 and related to our debt refinancing discussed previously.

Cash used by our investing activities for the six months ended June 30, 2006, was $6,499,000. We purchased equipment and leasehold improvements totaling $6,752,000. Cash used by our investing activities for the six months ended June 30, 2005, was $4,346,000 primarily due to $6,330,000 in equipment and leasehold improvements purchases, partially offset by proceeds from sales of assets totaling $1,450,000.

Cash used in our financing activities for the six months ended June 30, 2006, was $31,381,000, primarily due to distributions to minority interests of $29,901,000 and payments on notes payable of $3,523,000 partially offset by borrowings on notes payable of $2,047,000. Cash used in our financing activities for the six months ended June 30, 2005, was $18,406,000, primarily due to distributions to minority interests of $28,772,000 and net payments on notes payable of $720,000.

Accounts receivable as of June 30, 2006 decreased $2,074,000 from December 31, 2005. Bad debt expense was less than $150,000 for the six months ended June 30, 2006 and 2005.

Inventory as of June 30, 2006 totaled $10,679,000 and decreased $827,000 from December 31, 2005. Inventory in our specialty vehicle manufacturing segment increased $10,407,000 from $22,392,000 in 2005 to $32,799,000 in 2006 and is included in assets held for sale in our condensed consolidated financial statements. Total backlog for the manufacturing segment was $41,556,000 and $31,708,000 as of June 30, 2006 and 2005, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. This new loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We are required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments will increase to $29.7 million. We may also be required to make an annual repayment of the term loan B of either 25% or 50% of Excess Cash Flow as defined in our credit facility based on the level of the Total Leverage Ratio as calculated according to the terms of our credit facility. As of June 30, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of June 30, 2006.

On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full.

8.75% Notes

In April 2005, our $125 million term loan B referred to above was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st. Principal was due April 2008.

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

Other long term debt. At June 30, 2006, we had approximately $3.5 million of mortgage debt related to our building in Austin, Texas which bears interest at prime plus 1% and is due in monthly installments until November, 2006. This mortgage debt was retired on July 31, 2006. We also had notes totaling $12 million as of June 30, 2006 related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other long term obligations. At June 30, 2006, we had an obligation totaling $450,000 related to payments to the previous owner of Aluminum Body Corporation, a wholly owned subsidiary of ours that we sold as part of the sale of our specialty vehicles manufacturing segment (“ABC”), for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at June 30, 2006, as part of our Medstone acquisition, we had an obligation totaling $267,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $200,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General The following table presents our contractual obligations as of June 30, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$138,938	$10,818	$6,883	$121,204	$33
Operating Leases (2)	10,609	3,051	3,768	2,650	1,140

Non-compete contracts (3)	916	633	283	--	--

Total	$150,463	$14,502	$10,934	$123,854	$1,173

(1)	Represents our senior credit facility and other long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $450 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $267 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $133 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $67 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.

In addition, the scheduled principal repayments for all long term debt as of June 30, 2006 are payable as follows:

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in thousands)
2006	$10,818
2007	4,122
2008	2,761
2009	31,720
2010	89,484
Thereafter	33

Total	$138,938

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

We intend to increase our urology services operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We plan to increase our medical products segment by offering new equipment and expanding our customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) finalized Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 effective January 1, 2006, and the impact was not material.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006, and this adoption did not have a material effect on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30 2006, we had long-term debt (including current portion) totaling $138,938,000, of which $8,142,000 had fixed rates of 1% to 11%, $3,822,000 incurred interest at a variable rate equal to a specified prime rate, and $126,974,000 incurred interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we retired the $126,974,000 of debt with variable rate (term loan B and mortgage debt). We are exposed to some market risk due to the remaining floating interest rate debt totaling $3,822,000. We make monthly or quarterly payments of principal and interest on $2,261,000 of the floating rate debt. An increase in interest rates of 1% would result in a $38,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

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

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or (Approximate Dollar value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
6/6/2006 (1)	10,000	7.31	-	-

(1) During June 2006, we purchased 10,000 shares of our common stock in the open market to use as employer match contributions under our 401(k) plan.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 8, 2006, we held an annual meeting of our stockholders to consider and vote on the election of our board of directors and a proposed amendment to our 2004 equity incentive plan. Management solicited proxies for this meeting.

1)	The following ten individuals were nominated to serve on our board of directors: R. Steven Hicks, Sam B. Humphries, Donny R. Jackson, Timothy J. Lindgren, Kevin A Richardson, II, William A. Searles, Kenneth S. Shifrin, Perry M. Waughtal, Argil J. Wheelock, M.D and Mark G. Yudof.

All nominees were elected. The voting was as follows:

Nominee	Votes For	Votes Against	Votes Withheld
R. Steven Hicks Sam B. Humphries Donny R. Jackson Timothy J. Lindgren Kevin A. Richardson, II William A. Searles Kenneth S. Shifrin Perry M. Waughtal Argil J. Wheelock, M.D. Mark G. Yudof	30,367,073 30,484,061 29,181,995 30,382,914 30,499,331 30,369,728 30,392,187 29,275,616 29,556,075 30,199,895	283,925 166,937 1,469,003 268,084 151,697 281,270 258,811 1,375,382 1,094,923 451,103	-- -- -- -- -- -- -- -- -- --

2)	We proposed to amend our 2004 Equity Incentive Plan to increase by 2,000,000 shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares). The “votes for” were 21,927,368, the “votes against” were 1,583,223, and the “votes withheld” were 682,862.

Item 6. Exhibits

10.1 10.2 10.3 10.4 31.1* 31.2* 32.1* 32.2*	Second Amendment to the Company’s 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006).
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2006).
Interest and Stock Purchase Agreement, dated as of June 22, 2006, by and between HealthTronics, Inc. and AK
Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2006).
Severance and Non-Competition Agreement, dated July 27, 2006, by and between HealthTronics, Inc. and John Q.
Barnidge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the
Securities and Exchange Commission on July 28, 2006).
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	HEALTHTRONICS, INC. By: /s/ John Q. Barnidge John Q. Barnidge, Chief Financial Officer Senior Vice President