Form 10-Q/A
period 2006-06-30
HEALTHTRONICS, INC.
filed 2006-08-31
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q/A

Amendment No. 1

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

1301 Capital of Texas Highway, Suite 200B, Austin, TX 78746
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

Explanatory Note

         This Form 10-Q/A (“Form 10-Q/A”) amends the quarterly report on Form 10-Q of HealthTronics, Inc. (“HealthTronics”) for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 8, 2006 (the “Original Form 10-Q”). The Original Form 10-Q inadvertently furnished incorrect Exhibits 32.1 and 32.2 to the Original Form 10-Q. This Form 10-Q/A furnishes the correct Exhibits 32.1 and 32.2.

Except for the amendment described above, this Form 10-Q/A does not modify or update any other information in or exhibits to the Original Form 10-Q.

Item 6. Exhibits

10.1* 10.2* 10.3* 10.4* 31.1** 31.2** 32.1** 32.2**	Second Amendment to the Company’s 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the
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
Certification of Chief Executive Officer
Certification of Principal Accounting Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

* Previously filed
** Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHTRONICS, INC.

Date: August 31, 2006	By:	/s/ Richard Rusk

	Name: Title:	Richard Rusk, Vice President and Controller (Principal Accounting Officer)