Form 10-Q
period 2006-09-30
HEALTHTRONICS, INC.
filed 2006-11-08
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 000-30406

HEALTHTRONICS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Capitol of Texas Highway, Suite 200B, Austin, TX 78746
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

Large accelerated filer  ☐                 Accelerated filer   ☒                 Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at November 1, 2006 35,374,831

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:		(Restated)		(Restated)
Urology Services	$32,426	$36,520	$97,367	$104,062
Medical Products	4,640	6,120	15,955	13,632
Other	115	151	419	542

Total revenue	37,181	42,791	113,741	118,236

Cost of services and general and administrative expenses:
Salaries, wages and benefits	11,842	10,536	33,713	30,515
Other costs of services	5,911	5,301	16,831	14,374
General and administrative	2,603	2,369	8,103	7,214
Legal and professional	1,723	513	3,698	1,543
Manufacturing costs	1,790	2,725	8,042	4,210
Depreciation and amortization	3,110	2,996	8,931	8,976

	26,979	24,440	79,318	66,832

Operating income	10,202	18,351	34,423	51,404

Other income (expenses):
Interest and dividends	253	112	495	402
Interest expense	(249)	(289)	(899)	(941)

	4	(177)	(404)	(539)

Income from continuing operations before provision
for income taxes and minority interest	10,206	18,174	34,019	50,865

Minority interest in consolidated income	11,409	12,839	33,116	35,687
Provision for income taxes	(167)	1,958	618	6,133

Income (loss) from continuing operations	(1,036)	3,377	285	9,045

Income (loss) from discontinued operations, net of tax	32,213	(246)	33,532	(1,809)

Net income	$31,177	$3,131	$33,817	$7,236

Basic earnings per share:
Income (loss) from continuing operations	$(0.03)	$0.10	$0.01	$0.26
Discontinued operations	$0.91	$(0.01)	$0.95	$(0.05)

Net income	$0.88	$0.09	$0.96	$0.21

Weighted average shares outstanding	35,286	34,889	35,084	34,087

Diluted earnings per share:
Income (loss) from continuing operations	$(0.03)	$0.10	$0.01	$0.26
Discontinued operations	$0.91	$(0.01)	$0.95	$(0.05)

Net income	$0.88	$0.09	$0.96	$0.21

Weighted average shares outstanding	35,370	35,789	35,329	35,113

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$23,834	$21,322
Accounts receivable, less allowance for doubtful
accounts of $1,974 in 2006 and $1,544 in 2005	23,266	26,408
Other receivables	2,607	3,388
Deferred income taxes	9,527	19,978
Prepaid expenses and other current assets	3,335	3,885
Inventory	11,461	11,506

Total current assets	74,030	86,487

Property and equipment:
Equipment, furniture and fixtures	50,588	46,285
Building and leasehold improvements	12,742	12,712

	63,330	58,997
Less accumulated depreciation and
amortization	(27,435)	(24,237)

Property and equipment, net	35,895	34,760

Assets held for sale	--	94,676
Other investments	1,304	1,323
Goodwill, at cost	256,213	255,811
Intangible assets	6,339	6,937
Other noncurrent assets	3,010	2,738

	$376,791	$482,732

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	September 30, 2006	December 31, 2005
LIABILITIES

Current liabilities:
Current portion of long-term debt	$5,715	$11,145
Accounts payable	7,430	6,041
Accrued distributions to minority interests	305	8,250
Accrued expenses	9,787	10,238

Total current liabilities	23,237	35,674

Liabilities held for sale	--	17,423
Long-term debt, net of current portion	5,325	129,213
Other long-term obligations	233	644
Deferred income taxes	34,877	24,330

Total liabilities	63,672	207,284

Minority interest	33,510	33,966

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 35,455,237 issued and 35,359,832
outstanding in 2006; 35,010,656 issued and 34,866,735 outstanding in 2005	199,898	196,080
Accumulated earnings	80,608	46,790
Treasury stock, at cost, 95,405 shares in 2006 and 143,921 shares in 2005	(897)	(1,388)

Total stockholders' equity	279,609	241,482

	$376,791	$482,732

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2006	2005
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$118,694	$117,038
Cash paid to employees, suppliers of goods and others	(68,765)	(69,121)
Interest received	495	402
Interest paid	(1,032)	(1,481)
Taxes paid	(440)	(141)
Discontinued operations	(12,106)	(12,823)

Net cash provided by operating activities	36,846	33,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(923)	(1,756)
Purchases of equipment and leasehold improvements	(9,271)	(8,786)
Distributions from investments	306	809
Proceeds from sales of assets	692	1,513
Other	--	129
Discontinued operations	140,116	3,023

Net cash provided by (used in) investing activities	130,920	(5,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	2,381	163,265
Payments on notes payable, exclusive of interest	(132,250)	(171,831)
Distributions to minority interest	(40,957)	(40,257)
Contributions by minority interest, net of buyouts	(561)	1,901
Exercise of stock options	1,801	13,825
Purchase of treasury stock	(73)	--
Discontinued operations	--	(1,377)

Net cash used in financing activities	(169,659)	(34,474)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,893)	(5,668)

Cash and cash equivalents, beginning of period, includes cash from the specialty vehicle manufacturing segment of $4,405
and $1,676 for 2006 and 2005, respectively	25,727	21,960

Cash and cash equivalents, end of period, includes cash
from the specialty vehicle manufacturing segment of $1,899 for 2005	$23,834	$16,292

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2006	2005
		(Restated)
Reconciliation of net income to net cash provided by operating activities:		(Revised)
Net income	$33,817	$7,236
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	33,116	35,687
Depreciation and amortization	8,931	8,976
Provision for uncollectible accounts	179	242
Provision for deferred income taxes	463	3,044
Equity in earnings of affiliates	(287)	(794)
Non-cash stock expense	1,414	--
Other	(388)	(610)
Discontinued Operations	(45,639)	(6,762)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	2,962	(2,604)
Other receivables	780	(315)
Other assets	417	(4,924)
Accounts payable	1,241	(115)
Accrued expenses	(160)	(5,187)

Total adjustments	3,029	26,638

Net cash provided by operating activities	$36,846	$33,874

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2006 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities and as discussed herein. Certain reclassifications have been made to amounts presented in 2005 to be consistent with the 2006 presentation. Our cost of services and general and administrative expenses were previously shown on a segment basis and are now shown by function on the face of the statement of income.

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

On June 22, 2006, we and AK Acquisition Corp., a wholly-owned subsidiary of Oshkosh Truck Corporation (“Oshkosh”), entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006. Accordingly, we have included our specialty vehicle manufacturing segment in discontinued operations in the accompanying condensed consolidated financial statements.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

This new loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. At September 30, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of September 30, 2006.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Nine Months Ended September 30, 2006

Net income	$33,817	$33,817

Weighted average shares outstanding	35,084	35,084
Effect of dilutive securities	--	245

Shares for EPS calculation	35,084	35,329

Net income per share	$0.96	$0.96

Nine Months Ended September 30, 2005

Net income, as restated	$7,236	$7,236

Weighted average shares outstanding	34,087	34,087
Effect of dilutive securities	--	1,026

Shares for EPS calculation	34,087	35,113

Net income per share, as restated	$0.21	$0.21

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended September 30, 2006

Net income	$31,177	$31,177

Weighted average shares outstanding	35,286	35,286
Effect of dilutive securities	--	84

Shares for EPS calculation	35,286	35,370

Net income per share	$0.88	$0.88

Three Months Ended September 30, 2005

Net income, as restated	$3,131	$3,131

Weighted average shares outstanding	34,889	34,889
Effect of dilutive securities	--	900

Shares for EPS calculation	34,889	35,789

Net income per share, as restated	$0.09	$0.09

We did not include in our computation of diluted EPS unexercised stock options to purchase 2,364,000 and 116,000 shares of our common stock as of September 30, 2006 and 2005, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). In June 2006, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2 million shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares).

4. Segment Reporting

We have three reportable segments: urology services; medical products, which was previously called medical device sales and service; and specialty vehicle manufacturing, which was sold on July 31, 2006. The urology services segment provides services related to the operation of lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting with payors, hospitals and surgery centers. The medical products segment manufactures, sells, and maintains lithotripters, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. The specialty vehicle manufacturing segment designs, constructs and engineers mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and positron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products	Specialty Vehicle Manufacturing
Nine Months Ended September 30, 2006

Revenue from external customers	$97,367	$15,955	$57,526
Intersegment revenues	--	7,116	--
Segment profit (loss)	10,742	(1,560)	5,296

Nine Months Ended September 30, 2005			(Restated)

Revenue from external customers	$104,062	$13,632	$75,833
Intersegment revenues	--	10,418	--
Segment profit	14,287	5,420	7,385

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Nine Months ended September 30,
($ in thousands)	2006	2005
		(Restated)
Total segment profit	$14,478	$27,092
Corporate revenues	419	542
Unallocated corporate expenses:
General and administrative	(8,142)	(4,140)
Net interest expense	(4,810)	(5,973)
Loan fees and bond call premium	--	(2,833)
Other, net	(576)	(738)

Total unallocated corporate expenses	(13,528)	(13,684)

Income before income taxes	$1,369	$13,950

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

($ in thousands)	Urology Services	Medical Products	Specialty Vehicle Manufacturing
Three Months Ended September 30, 2006

Revenue from external customers	$32,426	$4,640	$5,533
Intersegment revenues	--	1,735	--
Segment profit (loss)	3,244	(468)	(881)

Three Months Ended September 30, 2005			(Restated)

Revenue from external customers	$36,520	$6,210	$26,258
Intersegment revenues	--	2,362	--
Segment profit	5,272	1,619	2,212

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the consolidated statements of income:

	Three Months ended September 30,
($ in thousands)	2006	2005
		(Restated)
Total segment profit	$1,895	$9,103
Corporate revenues	115	151
Unallocated corporate expenses:
General and administrative	(4,018)	(1,370)
Net interest expense	(664)	(1,817)
Loan fees and bond call premium	--	(49)
Other, net	(194)	(270)

Total unallocated corporate expenses	(4,876)	(3,506)

Income before income taxes	$(2,866)	$5,748

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

We have elected to use the modified prospective application method such that SFAS No. 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. In accordance with the modified prospective method, our unaudited condensed consolidated financial statements for the nine months ended September 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $2.2 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. We have included approximately $850,000 for share-based compensation cost ($683,000 in salaries, wages and benefits and $167,000 in discontinued operations) in the accompanying unaudited condensed consolidated statement of income for the nine months ended September 30, 2006.

Share-based compensation expense recognized during the nine months ended September 30, 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically, and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

Our income before income taxes for the three and nine months ended September 30, 2006, was lower by $469,000 and $850,000, respectively, and net income was lower by $289,000 and $522,000, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. For the same periods, basic earnings per share was $0.01 and $0.01 lower, respectively, and diluted earnings per share was $0.01 and $0.01 lower, respectively, due to our adopting SFAS 123R.

Stock Option Plans

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

Options granted under the plans shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. Options may vest immediately or over one to five years. In the third quarter of 2006, we modified the vesting terms of approximately 87,000 options related to employees of our specialty vehicles segment which was sold July 31, 2006, and recognized $167,000 in expense. In the second half of 2005, we modified the vesting terms of approximately 50,000 options related to employees of our orthotripsy segment which was sold, and recognized approximately $116,000 in expense.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

The following table sets forth certain information as of September 30, 2006 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	442,835	$7.41	--
Prime 2003 stock option plan	142,333	$5.82	--
HSS equity incentive plan and stock
option plans	2,450,078	$7.73	1,650,365
Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

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

($ in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Restated)	(Restated)
Net income, as reported	$3,131	$7,236
Stock-based employee compensation
expense, net of tax	(121)	(1,525)

Pro forma net income	$3,010	$5,711

Pro forma earnings per share:

Basic	$0.09	$0.17

Diluted	$0.08	$0.16

To estimate compensation expense which would have been recognized under SFAS No. 123 for the nine months ended September 30, 2005, and to calculate the compensation cost that was recognized under SFAS No. 123(R) for the nine months ended September 30, 2006, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For September 30, 2006 and 2005, respectively: risk-free interest rates were 4.85% and 3.4%; dividend yields were 0% and 0%; volatility factors of the expected market price of our common stock were 47% and 47%; and a weighted-average expected life of the option of 6 years.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

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

Activity and pricing information regarding all stock options to purchase shares of our common stock are summarized as follows:

	Options (000)	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	3,048	$7.65
Granted	815	7.55
Exercised	(278)	6.48
Cancelled	(404)	9.11
Forfeited	(146)	6.75

Outstanding September 30, 2006	3,035	$7.59

Exercisable at September 30, 2006	2,429	$7.61
Weighted-average fair value of
options granted during the period	$3.63

During the nine months ended September 30, 2006, the total intrinsic value of options exercised to purchase common stock was approximately $321,000.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

During the nine months ended September 30, 2006, financing cash generated from share-based compensation arrangements amounted to $1,801,000 for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase our common stock.

Additional information regarding options outstanding for all plans as of September 30, 2006, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options(000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.49 - $6.49	295	5.5 years	$5.79	285	5.4 years	$5.79
$6.50 - $6.99	647	5.0 years	6.60	606	4.6 years	6.59
$7.00 - $7.50	957	7.0 years	7.35	652	5.8 years	7.42
$7.51 - $9.20	758	6.7 years	8.04	508	5.2 years	8.00
$9.21 - $14.25	378	4.1 years	10.41	378	4.1 years	10.41

Total	3,035		$7.59	2,429		$7.	61

Aggregate intrinsic value (in thousands)	$142			$136

The aggregate intrinsic value in the table above is based on our closing stock price of $6.17 per share as of September 30, 2006.

6. Inventory

As of September 30, 2006 and December 31, 2005, inventory consisted of the following:

($ in thousands)	September 30, 2006	December 31, 2005
Raw Materials	$6,870	$7,570
Finished Goods	4,591	3,936

	$11,461	$11,506

7. Discontinued Operations

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. Subsequent to this sale, we have provided limited assistance to SanuWave, Inc. related to certain sales and service operations. We were paid $100,000 per month for the first nine months in return for the services we provided, in addition to receiving reimbursement of certain direct costs to provide the services for as long as services are provided. The term of transition services varies according to the specific service involved, but will not in any event extend beyond two years. Revenues from this business unit totaled $6.6 million in the first nine months of 2005. For the nine months ended September 30, 2005, we did not record depreciation in the amount of $868,000 related to our orthopaedics business.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

During the second quarter 2006, we committed to a plan to sell our specialty vehicle manufacturing segment. On June 22, 2006, we entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006, and recognized a gain on the sale totaling $53.6 million. Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified our specialty vehicle manufacturing segment as held for sale in the accompanying condensed consolidated financial statements and the results of its operations have been reported in discontinued operations for all periods presented. This gain utilized approximately $20.4 million of our deferred tax assets.

The following table details selected financial information included in income (loss) from discontinued operations in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2006 and 2005.

Condensed Consolidated Statements of Income ($ in thousands)	2006	2005
For the Three Months Ended September 30
Revenue	$5,533	$26,258
Cost of services	(6,383)	(23,700)
Depreciation and amortization	--	(323)
Other	(31)	(23)

Income from specialty vehicle manufacturing	$(881)	$2,212

For the Nine Months Ended September 30
Revenue	$57,526	$75,833
Cost of services	(51,616)	(67,531)
Depreciation and amortization	(542)	(849)
Other	(72)	(68)

Income from specialty vehicle manufacturing	$5,296	$7,385

The major classes of assets and liabilities of specialty vehicle manufacturing held for sale in the December 31, 2005 condensed consolidated balance sheet are as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

Condensed Consolidated Balance Sheet ($ in thousands)	December 31, 2005
Cash	$4,405
Accounts receivable	9,517
Prepaid expenses and other current assets	642
Inventory	22,392
Deferred income taxes	524
Property plant and equipment (net)	6,579
Goodwill	50,375
Other non-current assets	242

Total assets of specialty vehicle manufacturing	$94,676

Accounts payable	$5,387
Accrued expenses	5,290
Customer deposits	4,594
Long-term debt	25
Other long-term obligations	(196)
Deferred income taxes	2,323

Total liabilities of specialty vehicle manufacturing	$17,423

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations,”, we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $781,000 and $4,830,000 for the three and nine month periods ended September 30, 2006 and $1,751,000 and $5,856,000 for the three and nine month periods ended September 30, 2005. We have also included loan fees and bond call premium of $49,000 and $2,833,000 for the three and nine month periods ended September 30, 2005, which were incurred solely related to the refinancing of the debt which was required to be repaid.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain on sale, net of tax	$33,243	$--	$33,243	$--
Income from specialty vehicle manufacturing, net of tax	(546)	845	3,285	2,823
Interest allocated to discontinued operations, net of tax	(484)	(687)	(2,996)	(3,292)
Loss from orthopaedics segment, net of tax	--	(404)	--	(1,340)

Income (loss) from discontinued operations, net of tax	$32,213	$(246)	$33,532	$(1,809)

8. Restatement of Financial Statements

On March 31, 2006, we announced that we would restate our audited consolidated balance sheet for December 31, 2004, and consolidated statements of income and cash flows for each of the years ended December 31, 2004 and 2003 to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of our trailers. Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Therefore, we restated our financial statements for the three and nine months ended September 30, 2005 to reflect this accounting treatment, prior to reclassifying the specialty vehicle manufacturing segment as held for sale. The restatement entries relate only to the timing of the recognition of revenue between periods. These adjustments are summarized as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

Condensed Consolidated Statements of Income ($ in thousands)	As Reported	Adj.	As Restated
For the Three Months Ended September 30, 2005

Specialty Vehicle Manufacturing:
Revenue	$26,673	$(415)	$26,258
Costs of services	24,220	(520)	23,700
Income before provision for taxes	$5,566	$182	$5,748

Net income	$3,018	$113	$3,131

Diluted Earnings per share	$0.09	$-	$0.09

For the Nine Months Ended September 30, 2005

Specialty Vehicle Manufacturing:
Revenue	$79,177	$(3,344)	$75,833
Costs of services	70,385	(2,854)	67,531
Income before provision for taxes	$14,502	$(551)	$13,951

Net income	$7,578	$(342)	$7,236

Diluted Earnings per share	$0.21	$-	$0.21

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006 (Unaudited)

Condensed Consolidated Balance Sheet	For the Period Ended September 30, 2005
($ in thousands)	As Reported	Adj.	As Restated
Accounts receivable	$40,709	$(5,338)	$35,371
Inventory	32,383	4,802	37,185
Total Assets	$474,237	$(340)	$473,897

Accrued expenses	$12,933	$117	$13,050
Retained earnings	45,295	(457)	44,838
Total Liabilities and Stockholders' Equity	$474,237	$(340)	$473,897

Also, in our Annual Report on Form 10-K for the year ended December 31, 2005, we started separately disclosing the operating, investing and financing portions of the cash flows attributable to our discontinued operations; which in our 2005 10-Qs were reported on a combined basis as a single amount. The 2005 statement of cash flows has been revised to reflect this change.

9. Related Party Transactions

On July 27, 2006, John Q. Barnidge resigned, effective August 10, 2006, from his positions as our Senior Vice President and Chief Financial Officer. In connection with his departure, we entered into a severance and non-competition agreement with Mr. Barnidge whereby (1) we agreed to make a severance payment of $310,000 to Mr. Barnidge and (2) Mr. Barnidge agreed to a four-year non-competition provision in exchange for a payment from us equal to $150,000 for each year under the non-competition provision, such payment totaling $910,000 was made on August 10, 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified below and in the text surrounding forward-looking statements in this report, you should review the risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q and consult our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

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

General

We provide healthcare services and manufacture medical devices, primarily for the urology community. Prior to July 31, 2006 we also designed and manufactured trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. We have three reportable segments: urology services, medical products, which was previously called medical device sales and service, and specialty vehicle manufacturing, which was sold effective July 31, 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Urology Services. Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2005, physicians who are affiliated with us used our lithotripters to perform approximately 55,700 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000, respectively, for the first nine months of 2006 and 2005. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships or the manager of the other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

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

Specialty Vehicle Manufacturing. Before July 31, 2006, we designed, constructed and engineered mobile trailers, coaches, and special purpose mobile units that transport high technology medical devices such as magnetic resonance imaging, or MRI, cardiac catheterization labs, CT scanware, lithotripters and positron emission tomography, or PET, and equipment designed for mobile command and control centers, and broadcasting and communications applications.

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

Restatement of Financial Statements

On March 31, 2006, we announced that we would restate our audited consolidated financial statements for each of the years ended December 31, 2004, 2003, 2002 and 2001 and our unaudited consolidated financial statements for each of the quarterly periods ended September 30, 2005 and 2004, September 30, 2005 and 2004, March 31, 2005 and 2004 and December 31, 2004 (collectively, the “Relevant Periods”) to reflect the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) with respect to sales of certain of our trailers.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beginning in 2001, we began manufacturing a certain type of trailers to the original equipment manufacturer’s (“OEM’s”) forecast prior to entering into a sales contract with the ultimate customer. Since 2001, we accounted for these sales in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction–Type Contracts and Certain Production–Type Contracts (“SOP 81-1”), using the completed contract method. Under this accounting policy, revenue related to these sales was recognized when the OEM’s specifications had been met and the related trailers were considered to be substantially complete. We have determined that we should account for these sales in accordance with SAB 104, which provides for the recognition of revenue associated with these sales upon delivery of the trailers to the customers. Accordingly, in our Annual Report on Form 10-K for 2005, we restated our consolidated financial statements for each of the years ended December 31, 2004 and 2003 and restated reported amounts for the other Relevant Periods to reflect this accounting treatment. The restatement entries relate only to the timing of the recognition of revenue between periods.

Our management has determined that the restatement described above was the result of a material weakness in our internal control over financial reporting. We have remediated the material weakness. See further discussion of this material weakness and related remedial efforts, along with a discussion of a second material weakness and related remedial efforts, in our Annual Reporting on Form 10-K for 2005.

All amounts referenced in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2005 reflect the balances and amounts on a restated basis as described above.

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

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. As of September 30, 2006, we had goodwill of $256 million.

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

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Our total revenues for the nine months ended September 30, 2006 decreased $4,495,000 (4%) as compared to the same period in 2005. Revenues from our urology services operations decreased by $6,695,000 (6%) in the first nine months of 2006 as compared to the same period in 2005. Revenues from our prostate treatments decreased $1,119,000 for the first nine months of 2006 as compared to the same period in 2005, while revenues from our lithotripsy business decreased $5,576,000 in the first nine months of 2006 as compared to the same period in 2005. The total number of lithotripsy procedures performed in the nine months ended September 30, 2006 decreased 8% as compared to the same period in 2005, primarily due to weak performance across our western region partnerships. The average rate per lithotripsy procedure increased by 1% for the first nine months of 2006 as compared to the same period a year ago. Revenues for our medical products segment increased by $2,323,000 (17%) compared to the same period in 2005 primarily due to a mix of sales between external customers and sales to our urology services segment. Medical products revenues before intersegment eliminations totaled $23.1 million for the first nine months of 2006 and $24.0 million for the same period in 2005. We sold 17 lithotripter/imaging systems and 68 tables during the first nine months of 2006 compared to 14 lithotripters and 49 tables in the same period in 2005. Revenues from our service operations and consumable sales increased $531,000 in the first nine months of 2006 as compared to the same period in 2005. Revenues from our new lab which started operations in January 2006, totaled $715,000 for the first nine months of 2006.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the nine months ended September 30, 2006 increased $12,486,000 in absolute terms and increased from 57% to 70% as a percentage of revenues compared to the same period in 2005. Our costs associated with salaries, wages and benefits for the first nine months of 2006 increased $3,198,000 (10%) compared to the same period in 2005. The primary cause of this increase relates to $1.3 million in severance costs paid to two executives in 2006, $680,000 of share-based compensation cost recorded in 2006 and an increase in our medical product segment salaries of approximately $1 million, primarily related to increased head count in our sales force and our new lab. Our costs associated with other costs of services for the first nine months 2006 increased $2,457,000 (17%) compared to the same period in 2005. This increase relates primarily to increased medical supplies costs in our prostate operations as well as approximately $700,000 of increased costs of travel primarily in our medical products segment. Our general and administrative costs increased $889,000 (12%) over the same period in 2005. This increase relates primarily to additional recruiting costs, related to the searches for our new CEO and CFO, totaling approximately $200,000 and additional board of director fees totaling approximately $200,000, related to a change in Board compensation in late 2005. Also included in this increase, is approximately $500,000 of research and development costs in 2006. Costs associated with legal and professional fees increased $2,155,000 (139%) in 2006. This increase is primarily due to $1.8 million in fees from our strategic consultants. Manufacturing costs increased $3,832,000 (91%) in the first nine months of 2006. This increase is due primarily to the increase in sales to external customers, noted above. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales.

On June 22, 2006, we entered into an agreement to sell our specialty vehicle manufacturing segment. Accordingly, we have classified this segment as held for sale in the accompanying condensed consolidated financial statements. The sale was completed on July 31, 2006. As a result of the sale we realized a gain of $53.6 million, which is included in discontinued operations in the accompanying financial statements. This gain utilized approximately $20.4 million of our deferred tax assets.

Depreciation and amortization expense decreased $45,000 for the nine months ended September 30, 2006 compared to the same period in 2005 and remained constant at 8% of total revenues.

Minority interest in consolidated income for the nine months ended September 30, 2006 decreased $2,571,000 (7%) compared to the same period in 2005, as a result of a decrease in income from our urology segment due primarily to lower revenues and increased supply costs noted above.

Provision for income taxes for the nine months ended September 30, 2006 decreased $5,515,000 compared to the same period in 2005 due to a decrease in taxable income for continuing operations, partially offset by an increase in the effective tax rate.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Our total revenues for the three months ended September 30, 2006 decreased $5,610,000 (13%) as compared to the same period in 2005. Revenues from our urology services operations decreased by $4,094,000 (11%) in the quarter. Revenues from our prostate treatments decreased $911,000 for the third quarter of 2006 as compared to the same period in 2005, while revenues from our lithotripsy business decreased $3,183,000 in the third quarter of 2006 as compared to the same period in 2005. The total number of lithotripsy procedures performed in the three months ended September 30, 2006 decreased by 11% compared to the same period in 2005, primarily due to weak performance in our western region partnerships. The average rate per lithotripsy procedure remained consistent for the third quarter of 2006 as compared to the same period in 2005. Revenues for our medical products segment decreased by $1,480,000 (24%) compared to the same period in 2005. Medical products revenues before inter-segment eliminations totaled $6.3 million in 2006 and $8.6 million in 2005. We sold 3 lithotripter/ imaging systems and 23 tables in the third quarter of 2006 compared to 6 lithotripters and 17 tables in the same period in 2005. Revenues from our service operations and sales of consumables decreased by approximately $1 million for the third quarter of 2006 as compared to the same period in 2005, while our new lab had revenues totaling $187,000 for the three months ended September 30, 2006. The decrease in consumable sales relates primarily to a one time sale of parts and consumables related to our orthopedics business, which was sold in the third quarter of 2005.

Our costs of services and general and administrative expenses for the three months ended September 30, 2006 increased $2,539,000 in absolute terms and increased from 57% to 73% as a percentage of revenues compared to the same period in 2005. Our costs associated with salaries, wages and benefits for the third quarter of 2006 increased $1,306,000 (12%) compared to the same period in 2005. The primary cause of this increase relates to a $900,000 severance payment in 2006 and approximately $300,000 of share-based compensation costs in 2006. Our costs associated with other costs of services for the third quarter of 2006 increased $610,000 (12%) compared to the same period in 2005. This increase relates primarily to gain on sale of partnership interest in 2005, which decreased the 2005 costs by approximately $300,000. Costs associated with legal and professional fees increased $1,210,000 (236%) in 2006. This increase is primarily due to $1.1 million of fees from our strategic consultants. Manufacturing costs decreased $935,000 (34%) in the third quarter of 2006 as compared to same period in 2005, which was consistent with the decrease in sales noted above.

On June 22, 2006, we entered into an agreement to sell our specialty vehicle manufacturing segment. Accordingly, we have classified this segment as held for sale in the accompanying condensed consolidated financial statements. The sale was completed on July 31, 2006. As a result of the sale we realized a gain of $53.6 million in the third quarter of 2006. This gain utilized approximately $20.4 million of our deferred tax assets.

Depreciation and amortization expense increased $114,000 for the three months ended September 30, 2006 compared to the same period in 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Minority interest in consolidated income for the three months ended September 30, 2006 decreased $1,430,000 (11%) compared to the same period in 2005, as a result of a decrease in income from our urology segment due primarily to lower revenues noted above.

Provision for income taxes for the three months ended September 30, 2006 decreased $2,125,000 compared to the same period in 2005 due to a decrease in taxable income for continuing operations, partially offset by an increase in the effective tax rate.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $23,834,000 and $21,322,000 at September 30, 2006 and December 31, 2005, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the nine months ended September 30, 2006 and 2005, our subsidiaries distributed cash of approximately $40,957,000 and $40,257,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $36,846,000 for the nine months ended September 30, 2006 and $33,874,000 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 compared to the nine months ended 2005, fee and other revenue collected increased by $1,656,000 due primarily to a significant improvement in the timing of collections partially offset by our decreased revenues. Cash paid to employees, suppliers of goods and others for the nine months ended September 30, 2006 decreased by $356,000 compared to the same period in 2005. These fluctuations are attributable to the significant payoff of accrued expenses in 2005 as well as a significant increase in inventory purchases in 2005.

Cash provided by our investing activities for the nine months ended September 30, 2006, was $130,920,000. We purchased equipment and leasehold improvements totaling $9,271,000 and received $140 million for the sale of our specialty vehicle manufacturing segment. Cash used by our investing activities for the nine months ended September 30, 2005, was $5,068,000 primarily due to $8,786,000 in equipment and leasehold improvements purchases, partially offset by proceeds from the sale of our orthopaedics segment which totaled approximately $3.8 million.

Cash used in our financing activities for the nine months ended September 30, 2006, was $169,659,000, primarily due to distributions to minority interests of $40,957,000 and payments on notes payable of $132,250,000 partially offset by borrowings on notes payable of $2,381,000. Cash used in our financing activities for the nine months ended September 30, 2005, was $34,474,000, primarily due to distributions to minority interests of $40,257,000 and net payments on notes payable of $8,566,000.

Accounts receivable as of September 30, 2006 decreased $3,142,000 from December 31, 2005. This decrease relates primarily to lower urology revenues as well as to the timing of collections. Bad debt expense was less than $180,000 for the nine months ended September 30, 2006 and 2005.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory as of September 30, 2006 totaled $11,461,000 and decreased $45,000 from December 31, 2005.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of September 30, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of September 30, 2006.

8.75% Notes

In April 2005, our $125 million term loan B referred to above was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st. Principal was due April 2008.

Other

Interest Rate Swap .. In August 2002, we entered into an interest rate swap which was designated as a fair value hedge pursuant to the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133. This swap was executed to convert $50 million of the 8.75% notes from a fixed to floating rate instrument. The floating rate was based on LIBOR plus 4.56%. In March 2003, we amended our interest rate swap agreement to add an additional $25 million with a floating rate based on LIBOR plus 5.11%. We terminated the swaps in May 2003. In August 2003, we entered into two new interest rate swaps for $25 million each which were also designated as fair value hedges. The floating rates of these two interest rate swap agreements were based on LIBOR plus 4.72% and 4.97%, respectively. In January 2004, we terminated these swaps for approximately $150,000. In the second quarter of 2005, the remaining unamortized proceeds of $564,000 from these swaps was recognized when the 8.75% notes were redeemed as described above.

Other long term debt. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of September 30, 2006, we had notes totaling $11 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other long term obligations. At September 30, 2006, we had an obligation totaling $450,000 related to payments to the previous owner of Aluminum Body Corporation, a wholly owned subsidiary of ours that we sold as part of the sale of our specialty vehicles manufacturing segment (“ABC”), for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at September 30, 2006, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $204,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $163,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General The following table presents our contractual obligations as of September 30, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$11,040	$5,715	$4,192	$1,100	$33
Operating Leases (2)	8,012	1,692	3,171	2,175	974

Non-compete contracts (3)	816	583	233	-	-

Total	$19,868	$7,990	$7,596	$3,275	$1,007

(1)	Represents our senior credit facility and other long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $450 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $204 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $108 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $54 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.

In addition, the scheduled principal repayments for all long term debt as of September 30, 2006 are payable as follows:

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in thousands)
2006	$5,715
2007	2,712
2008	1,480
2009	801
2010	299
Thereafter	33

Total	$11,040

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) finalized Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, or results from operations.

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

In November 2004, the (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 effective January 1, 2006, and the impact was not material.

In May 2005, the (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006, and this adoption did not have a material effect on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30 2006, we had long-term debt (including current portion) totaling $11,040,000, of which $7,720,000 had fixed rates of 1% to 11%, and $3,320,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $3,320,000. We make monthly or quarterly payments of principal and interest on $1,809,000 of the floating rate debt. An increase in interest rates of 1% would result in a $33,200 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Controller (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Controller concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

We have updated the risk factors discussed under “Risk Factors” in Part 1, Item 1 in our Annual Report on Form 10-K for 2005 in light of the sale of our specialty vehicles manufacturing division on July 31, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results.

If we are not able to establish or maintain relationships with physicians and hospitals, our ability to successfully commercialize our current or future service offerings will be materially harmed.

We are dependent on health care providers in two respects. First, if physicians and hospitals and other health care facilities, which we will refer to as Customers, determine that our services are not of sufficiently high quality or reliability, or if our Customers determine that our services are not cost effective, they will not utilize our services. In addition, any change in the rates of or conditions for reimbursement could substantially reduce (1) the number of procedures for which we or our Customers can obtain reimbursement or (2) the amounts reimbursed to us or our Customers for services provided by us. If third-party payors reduce the amount of their payments to Customers, our Customers may seek to reduce their payments to us or seek an alternate supplier of services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics we bill directly, we may need to lower our fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for services or creating downward pricing pressure. Second, physicians generally own equity interests in our partnerships. We provide a variety of services to the partnerships and in general manage their day-to-day affairs. Our operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with our services, if these physician partners believe that our competitors or other persons provide higher quality services or a more cost-beneficial model or service, or if we became involved in disputes with our partners. We are subject to extensive federal and state health care regulation.

We are subject to extensive regulation by both the federal government and the governments in states in which we conduct business. See “Government Regulation and Supervision” under Part I of our Annual Report on Form 10-K for 2005 for further discussion on these regulations.

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

Competition in our business segments is intense. We compete with national, regional and local providers of urology services. This competition could lead to a decrease in our profitability. Moreover, if our customers determine that our competitors offer better quality products or services or are more cost effective, we could lose business to these competitors. The medical device industry is subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than our products or the products on which our services are based, which could render our products or services obsolete or noncompetitive. Our business is also impacted by competition between lithotripsy services, on the one hand, and surgical and other established methods for treating urological conditions, on the other hand.

We may be subject to costly and time-consuming product liability actions that would materially harm our business.

Our urology services and manufacturing business exposes us to potential product liability risks that are inherent in these industries. All medical procedures performed in connection with our business activities are performed by or under the supervision of physicians who are not our employees. We do not perform medical procedures. However, we may be held liable if patients undergoing urology treatments using our devices are injured. We may also face product liability claims as a result of our medical device manufacturing. We cannot ensure that we will be able to avoid product liability exposure. Product liability insurance is generally expensive, if available at all. We cannot ensure that our present insurance coverage is adequate or that we can obtain adequate insurance coverage at a reasonable cost in the future.

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

We have followed an acquisition strategy since 1992 that has resulted in rapid growth in our business. This acquisition strategy may include acquiring healthcare services businesses and is dependent on the continued availability of suitable acquisition candidates and our ability to finance and complete any particular acquisition successfully. Moreover, the U.S. Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of our wholly-owned subsidiaries, was the general partner posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to our size and market share, seek to (1) restrict our future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that we divest certain of our lithotripsy operations. Furthermore, acquisitions involve a number of risks and challenges, including:

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

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of September 30, 2006, we had goodwill of $256 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment.

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

Our indebtedness may limit our financial and operating flexibility.

As of September 30, 2006, we had indebtedness of approximately $11 million related to equipment purchased by our limited partnerships, which debt is repaid from the cash flows of the partnerships. We also have a revolving line of credit with a borrowing limit of $50.0 million pursuant to a senior credit facility we entered into in March 2005. As of September 30, 2006, there were no amounts drawn on the revolver. Prior to July 31, 2006, we had outstanding a $125.0 million senior secured term loan B due 2011. This term loan B was repaid on July 31, 2006 with a portion of the proceeds we received from the sale of our specialty vehicles manufacturing division.

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

We must comply with various covenants contained in our revolving credit facility and any other future debt arrangements that, among other things, limit our ability to:

•	incur additional debt or liens;

•	make payments in respect of or redeem or acquire any debt or equity issued by us;

•	sell assets;

•	make loans or investments;

•	acquire or be acquired by other companies; and

•	amend some of our contracts.

Our level of indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of our cash flow from operations to payments on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in the industry in which we operate; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.

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

In connection with our management’s assessment of internal control over financial reporting as of December 31, 2005 under Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules issued by the Securities and Exchange Commission, which assessment is set forth in our Annual Report on Form 10-K for 2005, we identified two material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board defines a material weakness as a single deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We believe we have taken measures to remedy these material weaknesses. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses and the related remedial measures, see Item 9A in our Annual Report on Form 10-K for 2005.

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

Item 6. Exhibits

10.1 10.2 31.1* 31.2* 32.1* 32.2*	Severance and Non-Competition Agreement, dated July 27, 2006, by and between HealthTronics, Inc. and John Q. Barnidge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2006).
Second Amendment to Executive Employment Agreement, dated as of August 23, 2006, by and between HealthTronics, Inc. and Sam B. Humphries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2006)
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	HEALTHTRONICS, INC. By: /s/ Richard A. Rusk Richard A. Rusk, Vice President and Controller