Form 10-K
period 2006-12-31
HEALTHTRONICS, INC.
filed 2007-03-15
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number: 000-30406

HEALTHTRONICS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Capitol of Texas Highway, Suite B-200, Austin, TX 78746
           (Address of principal executive office)                (Zip code)

(512) 328-2892
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES __ NO X

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES __ NO X

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                 Accelerated filer   ☒                 Non-accelerated filer  ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value at June 30, 2006: $ 217,851,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at February 28, 2007 35,379,831

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy material for the 2007 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

HEALTHTRONICS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 PART I

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

We provide healthcare services and manufacture medical devices, primarily for the urology community. Prior to July 31, 2006, we also designed and manufactured trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. On July 31, 2006, we completed the sale of our specialty vehicle manufacturing division. For a further discussion of this sale, see “Specialty Vehicle Manufacturing” under this Part I.

For a discussion of recent developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments.”

Urology

Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2006, physicians who are affiliated with us used our lithotripters to perform approximately 51,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000, respectively, for both 2006 and 2005. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships or the manager of the other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers prior to November 30, 2006, we used a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells. We sold our cryosurgery business on November 30, 2006 and have classified it as discontinued operations in the accompanying consolidated financial statements.

We recognize urology revenue primarily from the following sources:

•

Fees for urology services . A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. Benign prostate disease and prostate cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. These services are also primarily performed through limited partnerships, which we manage.

•

Fees for operating our lithotripters . Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and receive a management fee for performing these services.

Medical Products

We manufacture, sell and maintain lithotripters and their related consumables. We also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables.

•

Fees for maintenance services . We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•

Fees for equipment sales, consumable sales and licensing applications . We manufacture, sell and maintain lithotripters and certain medical tables. We also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated.

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

On June 22, 2006, HealthTronics and AK Acquisition Corp., a wholly-owned subsidiary of Oshkosh Truck Corporation (“Oshkosh”), entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006 and have classified it as discontinued operations in the accompanying consolidated financial statements.

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

Revenues and Industry Segments

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note K of our consolidated financial statements, which are included in this Annual Report on Form 10-K.

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

In Medical Products, we also compete with other manufacturers of minimally invasive medical devices in our markets. The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH and Direx.

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

As previously reported on a Form 8-K filed by Prime on September 28, 2004, we concluded an internal investigation of a business transaction involving our manufacturing division, which transaction may have violated the federal anti-kickback laws. We voluntarily reported the transaction to the U.S. General Services Administration, or GSA. The GSA has assigned a government investigator in response to our voluntary disclosure and we intend to fully cooperate with any GSA investigation. Based on the findings of our outside legal counsel, we (1) believe this was an isolated incident, and (2) do not believe the pending resolution of this matter will materially and adversely affect our financial condition, results of operation, or business.

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

Employees

As of February 28, 2007, we employed approximately 293 full-time employees and approximately 17 part-time employees.

Risk Factors

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

We are dependent on health care providers in two respects. First, if physicians and hospitals and other health care facilities, which we will refer to as Customers, determine that our services are not of sufficiently high quality or reliability, or if our Customers determine that our services are not cost effective, they will not utilize our services. In addition, any change in the rates of or conditions for reimbursement could substantially reduce (1) the number of procedures for which we or our Customers can obtain reimbursement or (2) the amounts reimbursed to us or our Customers for services provided by us. If third-party payors reduce the amount of their payments to Customers, our Customers may seek to reduce their payments to us or seek an alternate supplier of services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and other healthcare facilities we bill directly, we may need to lower our fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for services or creating downward pricing pressure. Second, physicians generally own equity interests in our partnerships. We provide a variety of services to the partnerships and in general manage their day-to-day affairs. Our operations could become disrupted, and financial results adversely affected, if these physician partners became dissatisfied with our services, if these physician partners believe that our competitors or other persons provide higher quality services or a more cost-beneficial model or service, or if we became involved in disputes with our partners.

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

A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such change on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration of or interpretation of existing laws involving governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration of or interpretation of existing legislation regarding governmental health care programs will not have a material adverse effect on our business or the results of our operations.

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

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2006, we had goodwill of $229 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment is due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006.

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

We could be adversely affected by special risks and requirements related to our medical products manufacturing business.

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

Our indebtedness may limit our financial and operating flexibility.

As of December 31, 2006, we had indebtedness of approximately $11.4 million related to equipment purchased by our limited partnerships, which debt is repaid from the cash flows of the partnerships. We also have a revolving line of credit with a borrowing limit of $50.0 million pursuant to a senior credit facility we entered into in March 2005. As of December 31, 2006, there were no amounts drawn on the revolver. Prior to July 31, 2006, we had outstanding a $125.0 million senior secured term loan B due 2011. This term loan B was repaid on July 31, 2006 with a portion of the proceeds we received from the sale of our specialty vehicles manufacturing division.

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

11

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

In addition, if we fail to comply with the terms of any of our debt, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. Realization of any of these factors could adversely affect our business, financial condition and results of operations.

We have in the past identified material weaknesses in our internal control over financial reporting, and the identification of any significant deficiencies or material weaknesses in the future could affect our ability to ensure timely and reliable financial reports.

In connection with our management’s assessment of internal control over financial reporting as of December 31, 2005 under Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules issued by the Securities and Exchange Commission (“SEC”), which assessment is set forth in our Annual Report on Form 10-K for 2005, we identified two material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board defines a material weakness as a single deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have remedied these material weaknesses.

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

Executive Officers

As of February 28, 2007, our executive officers were as follows:

Name	Age	Position

Sam B. Humphries	63	Chief Executive Officer and President
Ross A. Goolsby	39	Chief Financial Officer and Senior Vice President
James S.B. Whittenburg	35	President –Urology Services
Christopher B. Schneider	39	President – Medical Products

Name	Age	Position
Richard A. Rusk	45	Vice President, Corporate Controller, Treasurer and Secretary

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Mr. Humphries was appointed as our President and Chief Executive Officer effective on May 11, 2006. In joining us, Mr. Humphries resigned from his position as President and Chief Executive Officer of Uroplasty, Inc., a publicly-traded medical device company, in which positions he served since January 2005. He was previously a partner of Ascent Medical Technology Fund, L.P., a venture capital fund founded in 1995. Mr. Humphries has over 25 years experience in the healthcare and medical device industry, including serving as President and Chief Executive Officer of American Medical Systems, Inc., a publicly-traded manufacturer of medical devices primarily for the urology market. Mr. Humphries serves on the Board of Directors of Uroplasty, Inc., Criticare Systems, Inc. and Universal Hospital Services, Inc.

Mr. Goolsby joined us as our Chief Financial Officer and Senior Vice President on January 8, 2007. Prior to such appointment, Mr. Goolsby served as the Chief Financial Officer, Vice President of Finance and Secretary of SigmaTel, Inc., a publicly-traded semiconductor company, from September 2001 to December 2006. From 1999 until 2001, Mr. Goolsby served as Chief Financial Officer of Utiliserve, Inc., an electrical utility products distributor, and was responsible for Utiliserve’s finance, accounting and human resources functions. From 1993 until 1999, Mr. Goolsby served as a Vice President and Controller of Cameron Ashley Building Products, Inc., a publicly-traded building products distributor, where he was responsible for finance and accounting and was involved in merger and acquisition transactions and preparing periodic filings with the Securities and Exchange Commission. Mr. Goolsby holds a Bachelor of Business Administration in Accounting from the University of Houston.

Mr. Whittenburg was named President of our Urology Division in June 2006. Prior to this time, Mr. Whittenburg served as President of our Specialty Vehicle Manufacturing Division from December 2005 until its sale in July 2006 and was our General Counsel and Senior Vice President–Development from March 2004 until June 2006. Previously Mr. Whittenburg practiced law at Akin Gump Strauss Hauer & Feld LLP, where he specialized in corporate and securities law. Mr. Whittenburg, a CPA, is licensed to practice law in Texas.

Mr. Schneider joined us as Vice President of Sales and Marketing in August 2004 and was named President of the newly-formed Medical Products division in May 2005. Prior to joining us, Mr. Schneider was Vice President of U.S. Sales and Marketing for Carbomedics, the cardiac surgery division of the Sorin Group, from June 2001 through July 2004. His experience also includes ten years in various sales, marketing and general management positions for General Electric Medical Systems.

Mr. Rusk joined us in August 2000 as our Corporate Controller and was named Vice President in June 2002. In June 2006, Mr. Rusk was named our Treasurer and in September 2006, Mr. Rusk was named our Secretary. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal executive office is located in Austin, Texas in an office building owned by us. In addition, in May 2005, we entered into a five-year lease on a 41,000 square foot facility in Kennesaw, Georgia related to our Medical Products operations for approximately $23,000 a month.

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

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices per share for our common stock on the Nasdaq Global Select Market for the years ended December 31, 2006 and 2005 (NASDAQ Symbol “HTRN”).

	2006		2005
	High	Low	High	Low
First Quarter	$8.60	$7.08	$11.71	$9.35
Second Quarter	$8.50	$6.67	$13.84	$10.95
Third Quarter	$7.60	$5.97	$13.99	$9.67
Fourth Quarter	$7.38	$6.10	$10.00	$6.49

On January 25, 2007, we had 617 holders of record of our common stock.

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

Equity Compensation Plan Information

At December 31, 2006, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. The following table sets forth certain information as of December 31, 2006 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	361,169	$7.46	--

Prime 2003 stock option plan	129,000	$5.84	--

HSS equity incentive plan and stock
option plans	3,417,278	$7.36	683,165

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A
15

Performance Graph

The following graph compares our cumulative total shareholder return with the cumulative total shareholder returns of the Nasdaq Market Index and the Nasdaq Health Services Index, for the period from December 31, 2002 through December 31, 2006.

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2006, 2005, 2004 and 2003, (b) our unaudited consolidated statements of income and cash flows for the year ended December 31, 2002, (c) our audited consolidated balance sheets as of December 31, 2006, 2005 and 2004, (d) our unaudited consolidated balance sheets as of December 31, 2003 and 2002, and (e) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, September 30, June 30, and March 31, for 2006 and 2005. As discussed under “Business-General” under Part I, Item 1 of this Annual Report on Form 10-K, the merger of Prime and HSS was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. As a result, the financial information presented below reflects the results of operations of Prime and HSS on a consolidated basis after November 10, 2004 and the results of operations of Prime for the periods prior to November 10, 2004. In addition, the financial information presented below reflects our financial condition on a consolidated basis as of December 31, 2006, 2005 and 2004 and Prime’s financial condition as of December 31, 2003 and 2002. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

(In thousands, except per share data)	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues:
Urology Services	$123,265	$133,360	$75,361	$58,702	$69,498
Medical Products	19,080	18,202	10,846	1,714	803
RVC	--	--	--	--	10,143
Other	546	705	936	1,022	739

Revenues from continuing operations	$142,891	$152,267	$87,143	$61,438	$81,183

Income (loss) from:
Continuing Operations	(16,446)	10,933	5,261	6,301	(1,982)
Discontinued Operations	25,129	(1,745)	(3,908)	121	2,483

Net income	$8,683 (1)	$9,188	$1,353 (2)	$6,422	$501 (3)

Diluted earnings (loss) per share:
Continuing Operations	$(0.47)	$0.31	$0.24	$0.36	$(0.12)
Discontinued Operations	$0.72	$(0.05)	$(0.18)	$0.01	$0.15

Total	$0.25	$0.26	$0.06	$0.37	$0.03

Dividends per share	None	None	None	None	None

Total assets	$346,733	$483,037	$474,158	$279,378	$265,050

Long-term obligations (a)	$6,063	$129,980	$114,442	$113,125	$118,306

(a) Includes long term debt, other long term obligations and deferred compensation liability.

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30		Dec. 31
2006		(unaudited)

Revenues	$37,106	$36,474	$35,863		$33,448
Net income (loss)	$1,273	$1,368	$31,177	(1)	$(25,135	)(1)
Per share amounts (basic):
Net income (loss)	$0.04	$0.04	$0.88		$(0.71)
Weighted average shares outstanding	34,906	35,056	35,286		35,373
Per share amounts (diluted):
Net income (loss)	$0.04	$0.04	$0.88		$(0.71)
Weighted average shares outstanding	35,251	35,361	35,370		35,373

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30	Dec. 31
2005		(unaudited)

Revenues	$34,943	$37,821	$41,339	$38,164
Net income	$1,534	$2,575	$3,131	$1,948
Per share amounts (basic):
Net income	$0.05	$0.08	$0.09	$0.06
Weighted average shares outstanding	33,315	34,040	34,889	34,976
Per share amounts (diluted):
Net income	$0.04	$0.07	$0.09	$0.06
Weighted average shares outstanding	34,316	35,218	35,789	35,379

(1) In the third quarter of 2006, we completed the sale of our Specialty Vehicle Manufacturing segment and recognized a gain of $53.6 million. This gain utilized approximately $20.4 million of our deferred tax asset. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment is due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006.

(2) In the fourth quarter of 2004, we incurred $1 million of costs related to the Prime and HSS merger. These costs primarily included certain severance costs of Prime employees, costs related to our new HealthTronics branding and certain costs for exiting board members primarily for the cashless exercise of stock options. We also accrued $1.9 million of costs related to our discretionary bonus plan. We also incurred costs totaling $6 million related to the closing of our manufacturing plants in Carlisle, Pennsylvania and Sanford, Florida. In connection with completing this closing process, we also reorganized our division management and culled backlog of commitments based on revised cost structure and resources, which resulted in a write-down of work in process for projects that would be unprofitable and raw materials for product lines which we are discontinuing.

(3) During 2002, we recognized an impairment of approximately $17 million related to the disposal of our refractive vision operations. Additionally, we recognized an impairment related to certain lithotripsy assets located in south Florida due to a loss of the related hospital contract.

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

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will”, “would”, “should”, “plans”, “likely”, “expects”, “anticipates”, “intends”, “believes”, “estimates”, “thinks”, “may”, and similar expressions, are forward-looking statements. The following important factors, in addition to those discussed under “Risk Factors” under Part I, Item 1, could affect the future results of the health care industry in general, and us in particular, and could cause those results to differ materially from those expressed in such forward-looking statements.

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

General

We provide healthcare services and manufacture medical devices, primarily for the urology community. Prior to July 31, 2006, we also designed and manufactured trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

Urology Services. Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2006, physicians who are affiliated with us used our lithotripters to perform approximately 51,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000 for both 2006 and 2005. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, prior to November 30, 2006, we used a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

We recognize urology revenue primarily from the following sources:

•

Fees for urology services . A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. (For a further discussion on our partnerships, see “Urology” and “Government Regulation and Supervision” in Part I.) The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. Benign prostate disease and prostate cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. These services are also primarily performed through limited partnerships, which we manage.

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

On November 30, 2006, we sold our cryosurgery operations to Advanced Medical Partners, Inc., a closely held private company (AMPI). We used the proceeds from the sale to acquire approximately 10% of the outstanding shares of AMPI. Due to the uncertainty of any future distributions related to our AMPI shares, we have assigned no value to this investment.

On February 13, 2007, we entered into a Stock Purchase Agreement and an Interest Purchase Agreement pursuant to which we agreed to purchase all of the outstanding capital stock of Keystone ABG, Inc., which owns a 21% general partner interest in Keystone Mobile Partners, L.P. (the “Partnership”), all of the outstanding capital stock of Keystone Kidney Associates, PC, and an approximate 14% limited partner interest in the Partnership from the owners thereof, for an aggregate purchase price of $8,100,000 plus an earnout. The transaction is subject to certain closing conditions and the company can give no assurances that it will close.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment is due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006. As of December 31, 2006, we had goodwill of $229 million.

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

Year ended December 31, 2006 compared to the year ended December 31, 2005

Our total revenues decreased $9,376,000 (6%) as compared to 2005. Revenues from our urology services segment decreased $10,095,000 (8%) as compared to 2005. Revenues from our lithotripsy business decreased $8,386,000 in 2006 as compared to 2005, while revenues from our prostate business decreased $1,709,000 in 2006 as compared to 2005. The actual number of lithotripsy procedures performed in 2006 decreased by 9% compared to 2005, primarily due to weak performance across our western region partnerships and the loss of certain partnerships and contracts in late 2006. The average rate per procedure increased by 1% in 2006 as compared to 2005. Revenues for our medical products segment increased by $878,000 (5%) compared to 2005 primarily due to a mix of sales between external customers and sales to our urology services segment. Medical products revenues before intersegment eliminations totaled $28.4 million for 2006 and $27.4 million for 2005. We sold 17 lithotripters and 100 tables in 2006 compared to 16 lithotripters and 73 tables in 2005. Revenues from our service operations and consumable sales decreased $399,000 in 2006 as compared to 2005. Revenues from our new lab which started operations in January 2006, totaled $1,138,000 for the year ended December 31, 2006.

Our costs of services and general and administrative expenses for 2006 increased $33,907,000 compared to 2005. Our costs associated with salaries, wages and benefits in 2006 increased $5,014,000 (13%) compared to 2005. The primary cause of this increase relates to $1.3 million in severance costs paid to two executives in 2006, $1.8 million of share-based compensation cost recorded in 2006 and an increase in our medical products segment salaries of approximately $1.6 million, primarily related to increased head count in our sales force and our new lab. Our costs associated with other costs of services for the year ended December 31, 2006 increased $2,870,000 (18%) compared to 2005. This increase relates primarily to increased medical supplies costs in our prostate operations as well as increased costs of travel primarily in our medical products segment. Our bad debt expense also increased approximately $600,000 in 2006 as compared to 2005. Our general and administrative costs increased $606,000 (8%) over 2005. This increase relates primarily to additional recruiting costs related to the searches for our new CEO and CFO, totaling approximately $200,000 and additional board of director fees totaling approximately $340,000, related to a change in Board compensation in late 2005. Costs associated with legal and professional fees increased $2,488,000 (116%) in 2006. This increase is primarily due to $1.8 million in fees from our strategic consultants. Manufacturing costs increased $2,906,000 (42%) in 2006. This increase is due primarily to the increase in sales to external customers, noted above. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment is due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006.

On June 22, 2006, we entered into an agreement to sell our specialty vehicle manufacturing segment. Accordingly, in 2005 we have classified this segment as held for sale in the accompanying consolidated financial statements. The sale was completed on July 31, 2006. As a result of the sale we realized a gain of $53.6 million, which is included in discontinued operations in the accompanying financial statements. This gain utilized approximately $20.4 million of our deferred tax assets.

Depreciation and amortization expense decreased $169,000 in 2006 compared to 2005.

Minority interest in consolidated income for 2006 decreased $4,539,000 (9%) compared to 2005, as a result of a decrease in income from our urology services segment due primarily to lower revenues noted above.

Provision for income taxes in 2006 decreased $11,065,000 compared to 2005 due to a decrease in taxable income, primarily related to our goodwill impairment recorded in 2006. Our effective tax rate significantly increased in 2006 as compared to 2005, since approximately half of our goodwill impairment was not deductible for tax purposes.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Our total revenues increased $65,124,000 (75%) as compared to 2004. Revenues from our urology services operations increased by $57,999,000 (77%) primarily related to the merger between Prime and HSS in November 2004 and significant growth in our greenlight laser operations. Urology services revenues associated with legacy HSS entities increased $55 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities, while greenlight laser revenues from our organic operations increased from $1,677,000 in 2004 to $5,403,000 in 2005. The actual number of procedures performed in 2005 increased by 71% compared to 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities. The average rate per procedure increased by 7% in 2005 as compared to 2004. Revenues for our medical products segment increased by $7,356,000 (68%) compared to 2004 due primarily to the merger between Prime and HSS. We sold 16 lithotripters and 73 tables in 2005 compared to 10 lithotripters and 89 tables in 2004.

Our costs of services and general and administrative expenses for 2005 increased $35,051,000 in absolute terms and decreased from 59% to 57% as a percentage of revenues compared to 2004. Costs associated with legacy HSS entities increased $24 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities. The merger with HSS in November, 2004 is the primary reason for the large increases in all expense categories, as 2005 reflects a full twelve months of operations as opposed to the two months of operations post merger in 2004. Our costs associated with salaries, wages and benefits in 2005 increased $15,939,000 (67%) compared to 2004. Our costs associated with other costs of services for the year ended December 31, 2005 increased $8,432,000 (106%) compared to 2004, primarily due to reflecting the full year of legacy HSS operations as well as $1.8 million in additional supply costs related to green light lasers. Our general and administrative costs increased $2,466,000 (45%) over 2004. Costs associated with legal and professional fees increased $1,052,000 (97%) in 2005. Manufacturing costs increased $1,582,000 (30%) in 2005. This increase is due primarily to the increase in sales to external customers. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales.

Depreciation and amortization expense increased $4,681,000 in 2005 compared to 2004 due primarily to the merger between Prime and HSS. Legacy HSS entities depreciation and amortization increased $3.8 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities.

Minority interest in consolidated income for 2005 increased $20,786,000 (77%) compared to 2004, as a result of an increase in income from our urology segment due primarily to the Prime-HSS merger. Legacy HSS entities minority interest expense increased $17.4 million in 2005 from 2004, primarily due to 2005 reflecting a full twelve months of operations of legacy HSS entities.

Provision for income taxes in 2005 increased $3,255,000 compared to 2004 due to an increase in taxable income. The effective tax rate increased in 2005 as compared to 2004 due to contingencies being reversed in 2004, as the statute of limitations expired.

2007 Outlook

As discussed above under “Recent Developments,” the urology services segment experienced a decrease in overall lithotripsy procedures during 2006 (as compared to 2005), primarily across our western region partnerships, combined with loss of certain partnerships and contracts in the fourth quarter of 2006. In addition, we exited or reduced sales efforts in certain product lines in the medical products segment in the fourth quarter of 2006. The numbers of procedures performed have remained relatively stable over the third and fourth quarters of 2006. We intend to increase our urology services operations primarily through forming new operating partnerships in new markets as well as by acquisitions. We intend to grow our medical products operations by offering new equipment and expanding our customer base. As of the date of filing this Annual Report on Form 10-K, we anticipate that the levels of revenues and income from continuing operations (exclusive of goodwill impairments) for 2007 will be materially consistent with or lower than the reported financial results for 2006. We cannot provide assurances that the 2007 results will be materially consistent with our 2006 results. See “Forward Looking Statements” under this Item 7 and “Risk Factors” under Part I, Item 1.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $27,857,000 and $21,077,000 at December 31, 2006 and 2005, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2006 and 2005, our subsidiaries distributed cash of approximately $46,969,000 and $46,434,000, respectively, to minority interest holders.

Cash provided by our operations was $48,892,000 for the year ended December 31, 2006 and $56,260,000 for the year ended December 31, 2005. From 2005 to 2006, fee and other revenue collected decreased by $12,081,000 due primarily to decreased revenues. Cash paid to employees, suppliers of goods and others decreased by $13,403,000 in 2006. These fluctuations are attributable to the significant payoff of accrued expenses in 2005 as well as a decrease in inventory purchases in 2006.

Cash provided by our investing activities for the year ended December 31, 2006, was $128,409,000. We purchased equipment and leasehold improvements totaling $11,902,000 in 2006. Cash from discontinued operations was $138,971,000 and consisted primarily of the sales proceeds from the sale of our specialty vehicle manufacturing segment. Cash used by our investing activities for the year ended December 31, 2005, was $7,093,000, primarily due to $10,578,000 in equipment and leasehold improvements purchases.

Cash used in our financing activities for the year ended December 31, 2006, was $175,369,000, primarily due to distributions to minority interests of $46,969,000 and payments on notes payable of $134,257,000 partially offset by borrowings on notes payable of $4,657,000. Cash used in our financing activities for the year ended December 31, 2005, was $45,400,000, primarily due to distributions to minority interests of $46,434,000 and payments on notes payable of $173,265,000 partially offset by borrowings on notes payable of $163,814,000. We also received $12,825,000 in proceeds from the exercise of stock options in 2005.

Accounts receivable as of December 31, 2006 has decreased $2,402,000 from December 31, 2005. This decrease relates primarily to lower urology revenues as well as to the timing of collections. Bad debt expense was approximately $600,000 for 2006.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of December 31, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of December 31, 2006.

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

Other long term debt. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of December 31, 2006, we had notes totaling $11.4 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At December 31, 2006, we had an obligation totaling $375,000 related to payments to the previous owner of one of our subsidiaries for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2006, as part of our Medstone acquisition, we had an obligation totaling $142,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $125,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General The following table presents our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$11,357	$5,677	$4,494	$1,152	$34
Operating Leases (2)	7,552	1,721	2,885	2,015	931
Non-compete contracts (3)	642	508	134	--	--

Total	$19,551	$7,906	$7,513	$3,167	$965

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $375 due to the previous owner of one of our subsidiaries, at a rate of $75 per quarter, an obligation of $142 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $83 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $42 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.
(4)	Represents the estimated liability, in accordance with SFAS No. 150, of the “put” rights discussed in “Recent Developments” under this Item 7.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2006 are payable as follows:

($ in thousands)
2007	$5,677
2008	2,651
2009	1,843
2010	883
2011	269
Thereafter	34

Total	$11,357

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

We intend to increase our urology services operations primarily through forming new operating subsidiaries in new markets as well as by acquisitions. We seek opportunities to grow our medical products operations by offering new equipment and expanding our customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where we deem appropriate.

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections – a replacement of APB 20 and FASB Statement 3, for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of SAB 108 did not have a significant effect on our consolidated financial statements.

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

At its June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus which was ratified by the FASB on EITF 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements replace counterpart requirements in Statement of Position (SOP) 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. EITF 04-05 is based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 establishes a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome. The presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”—the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or “participating rights”—the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. We adopted EITF 04-05 effective January 1, 2006 and this adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006, and this adoption did not have a material effect on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4 (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We adopted SFAS No.151 effective January 1, 2006, and the impact was not material.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2006, we had long-term debt (including current portion) totaling $11,357,000, of which $7,645,000 had fixed rates of 1% to 11%, and $3,712,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $3,712,000. We make monthly or quarterly payments of principal and interest on $2,132,000 of the floating rate debt. An increase in interest rates of 1% would result in a $37,100 annual increase in interest expense on this existing principal balance

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting. The report of Ernst & Young, LLP is included herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

In connection with the audit of our 2006 financial statements, we determined that goodwill related to our urology services and medical products segments was impaired. We recognized in the fourth quarter of 2006, goodwill impairment of approximately $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment of our urology services segment is due primarily to a decrease in the number of overall lithotripsy procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HealthTronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that HealthTronics, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HealthTronics, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that HealthTronics, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, HealthTronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of HealthTronics, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for year then ended of HealthTronics, Inc. and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/: Ernst & Young LLP
Austin, Texas
March 8, 2007

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                      INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The information required by this item is contained in Appendix A attached hereto.

(b) Exhibits. (1)

3.1 3.2 4.1 10.1 10.2 10.3* 10.4* 10.5* 10.6* 10.7* 10.8* 10.9* 10.10* 10.11* 10.12* 10.13	Amended and Restated Articles of Incorporation of the Company (Incorporated by
reference to Annex D to the Rule 424(b)(3) joint proxy statement/prospectus, dated
October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004)
Amended and Restated Bylaws of the Company (Incorporated by reference to Annex E to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by
HealthTronics with the SEC on October 7, 2004)
Specimen of Common Stock Certificate (Filed as an Exhibit to the HSS Registration
Statement on Form S-4 (Registration No. 33-56900))
Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors (Filed as an Exhibit to the Current Report on Form 8-
K of Prime dated October 18, 1993)
Release and Severance Agreement dated December 30, 2001 by and between Prime
Medical Services Inc. and Kenneth S. Shifrin (Filed as an Exhibit to the Annual Report
on Form 10-K of Prime for the year ended December 31, 2001)
Amended and Restated 1993 Stock Option Plan, as amended June 18, 2002 (Filed as an
Exhibit to the Annual Report on Form 10-K of Prime for the year ended December 31,
2002)
Prime Medical Services, Inc., 2003 Stock Option Plan (Incorporated by reference to
Annex D of the Rule 424(b)(3) joint proxy statement/prospectus, dated January 7, 2004, filed by Prime with the SEC on January 8, 2004)
HealthTronics 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to
HealthTronics’ current report on Form 8-K filed on January 25, 2005)
Form of Board Service and Release Agreement by and between HealthTronics and Argil
J. Wheelock, M.D. (Filed as Exhibit 10.22 to the HSS Registration Statement on Form S-
4 (Registration No. 333-117102))
Board Service, Amendment and Release Agreement by and between HealthTronics and
Kenneth S. Shifrin (Incorporated by reference to the HSS Registration Statement on
Form S-4 (Registration No. 333-117102))
HSS Stock Option Plan - 2002 (Incorporated by reference to Exhibit 10.1 of
HealthTronics’ Current Report on Form 8-K filed on January 25, 2005)
HSS Stock Option Plan - 2001 (Incorporated by reference to Appendix A to HSS’ proxy statement filed with the SEC on April 18, 2001)
HSS Stock Option Plan - 2000 (Incorporated by reference to Appendix A to HSS’ proxy statement filed with the SEC on April 25, 2000)
Form of Incentive Stock Option Agreement
Form of Nonstatutory Stock Option Agreement
Credit Agreement, dated as of March 23, 2005, among HealthTronics, Inc. the lenders party thereto, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank,
National Association, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filed with the Securities and Exchange
Commission on November 8, 2005).
33

10.14 10.15 10.16 10.17* 10.18 10.19 10.20 10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28	Consulting and Non-Competition Agreement, dated September 21, 2005, by and between
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
Executive Employment Agreement, effective October 1, 2005, by and between
HealthTronics, Inc. and Christopher B. Schneider (incorporated by reference to Exhibit
99.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on
September 27, 2005.
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
Consulting and Non-Competition Agreement, dated as of January 23, 2006 by and between the Company and Joseph M. Jenkins, M.D. (incorporated by reference to
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2006).
Executive Employment Agreement, effective as of May 8, 2006, by and between the
Company and Sam B. Humphries (Incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on May 1, 2006.)
Second Amendment to the Company’s 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the
Securities and Exchange Commission on June 14, 2006.)
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
Severance and Non-Competition Agreement, dated July 27, 2006, by and between
HealthTronics, Inc. and John Q. Barnidge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on July 28, 2006)
Second Amendment to Executive Employment Agreement, dated as of August 23, 2006, by and between HealthTronics, Inc. and Sam B. Humphries (incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and
Exchange Commission on August 25, 2006)
Executive Employment Agreement, effective January 8, 2007, by and between
HealthTronics and Ross A. Goolsby (incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on December 11, 2006).
34

21.1 23.1 23.2 31.1 31.2 32.1 32.2	List of subsidiaries of the Company. (Filed herewith)
Consent of Independent Registered Public Accounting Firm. (Filed herewith)
Consent of Independent Registered Public Accounting Firm. (Filed herewith)
Certification of Chief Executive Officer. (Filed herewith)
Certification of Chief Financial Officer. (Filed herewith)
Certification of Chief Executive Officer. (Filed herewith)
Certification of Chief Financial Officer. (Filed herewith)
_____________________ * Executive compensation plans and arrangements.

(1)

The exhibits listed above will be furnished to any security holder upon written request for such exhibit to Ross A. Goolsby, HealthTronics, Inc., 1301 Capital of Texas Highway, Suite 200B, Austin, Texas 78746. The Securities and Exchange Commission (the “SEC”) maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at “http://www.sec.gov”.

35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS, INC. By: /s/ Sam B. Humphries Sam B. Humphries Chief Executive Officer and President (Principal Executive Officer) Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Date: By: Date: By: Date: By: Date: By: Date: By: Date:	/s/ Sam B. Humphries
Sam B. Humphries,
Chief Executive Officer and
President (Principal Executive Officer)
and Director

March 15, 2007

/s/ Ross A. Goolsby
Ross A. Goolsby,
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

March 15, 2007

/s/ R. Steven Hicks
R. Steven Hicks, Non-executive Chairman of the Board

March 15, 2007

/s/ Donny R. Jackson
Donny R. Jackson, Director

March 15, 2007

/s/ Timothy J. Lindgren
Timothy J. Lindgren, Director

March 15, 2007

/s/ Kevin A. Richardson II
Kevin A. Richardson II, Director

March 15, 2007
36

By: Date: By: Date: By: Date: By: Date: By: Date:	/s/ William A. Searles
William A. Searles, Director

March 15, 2007

/s/ Kenneth S. Shifrin
Kenneth S. Shifrin, Director

March 15, 2007

/s/ Perry M. Waughtal
Perry M. Waughtal, Directorr

March 15, 2007

/s/ Argil J. Wheelock, M.D.
Argil J. Wheelock, M.D., Director

March 15, 2007

/s/ Mark G. Yudof
Mark G. Yudof, Director

March 15, 2007
37

APPENDIX A

INDEX
Page

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements:

      Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

      Consolidated Balance Sheets at December 31, 2006 and 2005.

      Consolidated Statements of Stockholders’ Equity for the years ended December
      31, 2006, 2005 and 2004.

      Consolidated Statements of Cash Flows for the years ended December 31, 2006,
     2005 and 2004.

Notes to Consolidated Financial Statements.	A-2 A-4 A-5 A-7 A-8 A-11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheet of HealthTronics, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics, Inc. and subsidiaries at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note I to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HealthTronics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/: Ernst & Young LLP
Austin, Texas
March 8, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheet of HealthTronics, Inc. and subsidiaries (HealthTronics) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthTronics and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/: KPMG LLP
Austin, Texas

April 13, 2006, except as to Note L (2004 and 2005 information related to Specialty Vehicles Manufacturing, CryoSurgery, Rocky Mountain Prostate
Thermotherapies, and HIFU discontinued operations and assets and liabilities held for sale) which is as of March 12, 2007.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)	Years Ended December 31,
	2006	2005	2004
Revenue:
Urology Services	$123,265	$133,360	$75,361
Medical Products	19,080	18,202	10,846
Other	546	705	936

Total revenue	142,891	152,267	87,143

Cost of services and general and administrative expenses:
Salaries, wages and benefits	44,755	39,741	23,802
Other costs of services	19,247	16,377	7,945
General and administrative	8,552	7,946	5,480
Legal and professional	4,630	2,142	1,090
Manufacturing costs	9,761	6,855	5,273
Advertising	1,151	1,490	872
Other	261	330	49
Goodwill impairment	20,600	--	--
Depreciation and amortization	11,275	11,444	6,763

	120,232	86,325	51,274

Operating income	22,659	65,942	35,869
Other income (expenses):
Interest and dividends	755	448	319
Interest expense	(1,146)	(1,139)	(650)

	(391)	(691)	(331)

Income from continuing operations before provision
for income taxes and minority interest	22,268	65,251	35,538

Minority interest in consolidated income	43,277	47,816	27,030
Provision (benefit) for income taxes	(4,563)	6,502	3,247

Income (loss) from continuing operations	(16,446)	10,933	5,261

Income (loss) from discontinued operations, net of tax	25,129	(1,745)	(3,908)

Net income	$8,683	$9,188	$1,353

Basic earnings per share:
Income (loss) from continuing operations	$(0.47)	$0.32	$0.24
Income (loss) from discontinued operations	$0.72	$(0.05)	$(0.18)

Net income	$0.25	$0.27	$0.06

Weighted average shares outstanding	35,157	34,311	21,903

Diluted earnings per share:
Income (loss) from continuing operations	$(0.47)	$0.31	$0.24
Income (loss) from discontinued operations	$0.72	$(0.05)	$(0.18)

Net income	$0.25	$0.26	$0.06

Weighted average shares outstanding	35,347	35,182	22,201

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$27,857	$21,077
Accounts receivable, less allowance for doubtful
accounts of $2,166 in 2006 and $1,491 in 2005	22,752	25,154
Other receivables	1,201	3,296
Deferred income taxes	6,825	19,978
Prepaid expenses and other current assets	1,716	3,084
Inventory	11,474	11,506

Total current assets	71,825	84,095

Property and equipment:
Equipment, furniture and fixtures	46,155	43,920
Building and leasehold improvements	12,710	12,706

	58,865	56,626
Less accumulated depreciation and
amortization	(24,595)	(23,591)

Property and equipment, net	34,270	33,035

Assets held for sale	1,258	99,092
Other investments	1,348	1,323
Goodwill, at cost	229,261	255,817
Intangible assets	5,669	6,937
Other noncurrent assets	3,102	2,738

	$346,733	$483,037

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	December 31,
	2006	2005
LIABILITIES

Current liabilities:
Current portion of long-term debt	$5,664	$11,043
Accounts payable	6,295	5,813
Accrued distributions to minority interests	7,687	8,250
Accrued expenses	10,477	9,701

Total current liabilities	30,123	34,807

Liabilities held for sale	258	19,271
Long-term debt, net of current portion	5,673	129,195
Other long-term obligations	134	642
Deferred income taxes	24,924	24,091

Total liabilities	61,112	208,006

Minority interest	30,104	33,549

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 35,475,236 issued and 35,379,831
outstanding in 2006; 35,010,656 issued and 34,866,735 outstanding in 2005	200,941	196,080
Accumulated earnings	55,473	46,790
Treasury stock, at cost, 95,405 shares in 2006 and 143,921 shares in 2005	(897)	(1,388)

Total stockholders' equity	255,517	241,482

	$346,733	$483,037

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 2006, 2005 and 2004

($ in thousands, except share data)	Issued Common Stock		Capital in Excess of	Accumulated	Treasury Stock
	Shares	Amount	Par Value	Earnings	Shares	Amount	Total
Balance, December 31, 2003	17,324,585	$173	$70,813	$36,249	(242,716)	$(1,214)	$106,021
Net income	--	--	--	1,353	--	--	1,353
Purchase of treasury stock	--	--	--	--	(140,250)	(704)	(704)
Retirement of treasury stock	(382,966)	(1,918)	--	--	382,966	1,918	--
Value of stock options assumed in
acquisition	--	4,346	--	--	--	--	4,346
Conversion to no par common stock	--	88,959	(88,959)	--	--	--	--
Issuance of stock for acquisition	16,107,279	87,412	17,891	--	--	--	105,303
Exercise of stock options, including
tax benefit totaling $295	114,677	537	166	--	--	--	703
Exercise of stock warrants	32,990	1	89	--	--	--	90

Balance, December 31, 2004	33,196,565	179,510	--	37,602	--	--	217,112
Net income	--	--	--	9,188	--	--	9,188
Purchase of treasury stock	--	--	--	--	(143,921)	(1,388)	(1,388)
Issuance of stock for acquisitions	89,200	1,236	--	--	--	--	1,236
Exercise of stock options, including
tax benefit totaling $2,509	1,675,207	15,334	--	--	--	--	15,334
Exercise of stock warrants	49,684	--	--	--	--	--	--

Balance, December 31, 2005	35,010,656	196,080	--	46,790	(143,921)	(1,388)	241,482
Net income	--	--	--	8,683	--	--	8,683
Purchase of treasury stock	--	--	--	--	(10,000)	(73)	(73)
Contribution of treasury stock	--	--	--	--	58,516	564	564
Issuance of stock for acquisitions	166,666	1,095	--	--	--	--	1,095
Exercise of stock options, including
tax benefit totaling $69	297,914	1,978	--	--	--	--	1,978
Share-based compensation	--	1,788	--	--	--	--	1,788

Balance, December 31, 2006	35,475,236	$200,941	$--	$55,473	(95,405)	$(897)	$255,517

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF CASH FLOWS

($ in thousands)	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$146,658	$158,739	$85,358
Cash paid to employees, suppliers
of goods and others	(83,235)	(96,638)	(53,377)
Interest received	755	448	308
Interest paid	(1,296)	1,140	(1,161)
Taxes (paid) refunded	(475)	(407)	1,893
Discontinued Operations	(13,515)	(7,022)	832

Net cash provided by operating activities	48,892	56,260	33,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	--	2,417	4,902
Purchases of equipment and leasehold improvements	(11,902)	(10,578)	(7,285)
Proceeds from sales of equipment	1,365	2,198	949
Distributions from investments	--	992	406
Other	(25)	--	--
Discontinued Operations	138,971	(2,122)	(2,592)

Net cash provided by (used in) investing activities	128,409	(7,093)	(3,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, exclusive of interest	(134,257)	(173,265)	(28,623)
Borrowings on notes payable	4,657	163,814	34,992
Distributions to minority interest	(46,969)	(46,434)	(25,896)
Contributions by minority interest, net of buyouts	(314)	963	377
Exercise of stock options	1,907	12,825	408
Purchase of treasury stock	(73)	(1,388)	--
Discontinued Operations	(320)	(1,915)	689

Net cash used in financing activities	(175,369)	(45,400)	(18,053)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,932	3,767	12,180

Cash and cash equivalents, beginning of period, includes cash from discontinued operations of $4,650, $2,292
and $2,427 for 2006, 2005 and 2004, respectively	25,727	21,960	9,780

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(198), $4,650 and $2,292
for 2006, 2005 and 2004 respectively	$27,659	$25,727	$21,960

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2006	2005	2004
Reconciliation of net income to net cash
provided by operating activities:
Net income	$8,683	$9,188	$1,353
Adjustments to reconcile net income to cash provided
by operating activities:
Minority interest in consolidated income	43,277	47,816	27,030
Depreciation and amortization	11,275	11,444	6,763
Provision for uncollectible accounts	581	835	32
Equity in earnings of affiliates	--	(987)	(425)
Provision for deferred income taxes	(4,997)	3,975	(231)
Proceeds from termination of interest rate swap	--	(564)	--
Non-cash share-based compensation	2,352	--	--
Impairment charges	20,600	--	--
Other	(636)	(134)	(64)
Discontinued Operations	(38,643)	(2,294)	9,381
Changes in operating assets and liabilities,
net of effect of purchase transactions:
Accounts receivable	1,821	1,823	(1,920)
Other receivables	2,094	(2,273)	209
Other assets	1,036	(5,360)	59
Accounts payable	482	(103)	(4,409)
Accrued expenses	967	(7,106)	(3,925)

Total adjustments	40,209	47,072	32,500

Net cash provided by operating activities	$48,892	$56,260	$33,853

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2006	2005	2004
SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:
Current liabilities increased by	$7,687	$8,250	$8,429
Minority interest decreased by	7,687	8,250	8,429

In 2005, the Company acquired two lithotripsy partnerships and made residual adjustments for 2004 acquisitions. The acquired
assets and liabilities were as follows:
Current assets increased by	--	356	--
Noncurrent assets decreased by	--	(4,973)	--
Goodwill increased by	--	10,295	--
Current liabilities increased by	--	3,272	--
Other long-term obligations increased by	--	83	--
Stockholders' equity increased by	--	1,236	--

In 2004, the Company acquired two lithotripsy companies
The acquired assets and liabilities were as follows:
Current assets increased by	--	--	20,621
Noncurrent assets increased by	--	--	42,638
Goodwill increased by	--	--	115,855
Current liabilities increased by	--	--	22,524
Other long-term obligations increased by	--	--	56,967
Deferred income taxes increased by	--	--	4,076
Stockholders' equity increased by	--	--	106,739

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

On June 22, 2006, we and AK Acquisition Corp., a wholly-owned subsidiary of Oshkosh Truck Corporation (“Oshkosh”), entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006. Accordingly, we have included our specialty vehicle manufacturing segment in discontinued operations in the accompanying consolidated financial statements.

During the fourth quarter of 2006, we also sold our cryosurgery operations, committed to sell our Rocky Mountain Prostate business and announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device. Accordingly, all of these activities have been reflected as discontinued operations in the accompanying consolidated financial statements.

We now provide healthcare services and manufacture medical devices, primarily for the urology community. Prior to July 31, 2006, we also designed and manufactured trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry.

We are headquartered in Austin, Texas and provide urology services in approximately 40 states.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide for broad powers by us. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. In accordance with Financial Accounting Standards Board (FASB) Interpretation 46R, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51 (FIN 46), the Company has determined that one of our consolidated partnerships, acquired in the HSS Merger and in which we have a 20% interest, has related party relationships with two VIEs and has consolidated those entities. Investments in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. All significant intercompany accounts and transactions have been eliminated.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations. Depreciation expense for property and equipment was $9,844,000, $10,183,000 and $6,459,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is calculated using a combination of estimated discounted future cash flow projections and comparable market values.

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and other authoritative accounting literature. In the case of arrangements which require significant production, modification or customization of products, we follow the guidance in the AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, whereby we apply the completed contract method, since all our contracts are of a short-term nature. After the sale of our specialty vehicles manufacturing segment in July 2006, we no longer have any sale arrangements which follow SOP 81-1.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our fees for urology services are recorded when the procedure is performed and are based on a contracted rate with a hospital (wholesale contract) or based on a contractual rate with commercial insurance carriers (retail contract), individual or state and federal health care agencies, net of contractual fee reduction. Management fees from limited partnerships are recorded monthly when earned. Distributions from cost basis investments are recorded when received and totaled $1,005,000, $987,000 and $425,000 in 2006, 2005 and 2004, respectively.

Sales of medical devices including related accessories (which started in February 2004 with the acquisition of Medstone International, Inc. (“Medstone”)) are recorded when delivered to the customer and any trial period ends. There are no post-shipment obligations after revenue is recognized except a possible maintenance equipment contract. If the sale includes maintenance services over a period of time, we defer the fair value of the maintenance services and recognize it ratably over the contract period. Fair value of undelivered elements is determined based on prices when the items are sold separately. Licensing fees (which started with the acquisition of Medstone in February 2004) are recorded when the related lithotripsy procedure is performed on the equipment we sold to third parties; leasing fees and revenues from maintenance contracts are recorded monthly as the related services are provided; sales of consumable products are recorded when delivered to the customer.

Prior to the sale of our specialty vehicle manufacturing segment on July 31, 2006, revenue from the manufacture of trailers where we had a customer contract prior to beginning production was recognized when the project was substantially complete. Substantially complete was when the following had occurred (1) all significant work on the project was done; (2) the specifications under the contract had been met; and (3) no significant risks remained. Revenue from the manufacture of trailers built to an OEM’s forecast was recognized upon delivery. Costs incurred, which primarily consist of labor and materials, on uncompleted projects were capitalized as work in process. Provisions for estimated losses on uncompleted projects were made in the period in which the losses were determined.

Major Customers and Credit Concentrations

For the years ending December 31, 2006, 2005 and 2004, we had no customers who exceeded 10% of consolidated revenues. Concentrations of credit risk with respect to cash relate to deposits held with banks in excess of insurance provided. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk. Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourselves to have any significant concentrations of credit risk. At December 31, 2006, approximately 23% of accounts receivable relate to units operating in New York, 7% relate to units operating in Florida, 7% relate to units in Louisiana, 6% related to units in Texas, and 5% each relate to units in Georgia, Indiana and Minnesota. At December 31, 2005, approximately 16% of accounts receivable relate to units operating in New York and 5% relate to units operating in Florida.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivable are recorded based on revenues, net of contractual fee reductions and less an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The following is a summary of accounts receivable allowances:

($ in thousands)	Balance at Beginning of Year	Costs and Expenses	Deductions	Other		Balance at End of Year
Allowance for Doubtful Accounts:
2006	$1,491	$776	$101	$--		$2,166
2005	$812	$835	$156	$--		$1,491
2004	$402	$32	$70	$448	(a)	$812

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

As of December 31, 2006 and 2005, inventory consists of the following (in thousands):

	2006	2005
Raw Materials	$7,070	$7,570
Finished Goods	4,404	3,936

	$11,474	$11,506

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have elected to use the modified prospective application method whereby SFAS No. 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. In accordance with the modified prospective method, our consolidated financial statements for the year ended December 31, 2005 and prior have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). We have provided proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense in footnote I.

Debt Issuance Costs

We expense debt issuance costs as incurred.

Advertising costs.

Costs related to advertising are expensed as incurred.

Research and Development

Research and development costs are expensed as incurred and are not material in any of the periods presented.

Estimates Used to Prepare Consolidated Financial Statements

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the consolidated financial statements.

Reclassification

Certain reclassifications have been made to expense catagories presented in previous years to be consistent with the 2006 presentation.

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)	Net Income	No. of Shares	Per Share Amounts
For the year ended December 31, 2006
Basic	$8,683	35,157	$0.25
Effect of dilutive securities:
Options	--	190

Diluted	$8,683	35,347	$0.25

For the year ended December 31, 2005
Basic	$9,188	34,311	$0.27
Effect of dilutive securities:
Options	--	871

Diluted	$9,188	35,182	$0.26

For the year ended December 31, 2004
Basic	$1,353	21,903	$0.06
Effect of dilutive securities:
Options and warrants	--	298

Diluted	$1,353	22,201	$0.06

Unexercised employee stock options and warrants to purchase 3,223,000, 751,000 and 1,666,000 shares of our common stock as of December 31, 2006, 2005 and 2004, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods.

Recently Issued Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS 154, Accounting Changes and Error Corrections – a replacement of APB 20 and FASB Statement 3, for the correction of an error on financial statements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation on December 31, 2006. The adoption of SAB 108 did not have a significant effect on our consolidated financial statements.

In July 2006, the FASB finalized Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, or results from operations.

At its June 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus which was ratified by the FASB on EITF 04-05 with regards to consolidation of limited partnership interests by the general partner. The requirements replace counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures, but has come to be used for all types of limited partnerships. EITF 04-05 is based on the same presumption in SOP 78-9 that the general partner controls the limited partnership and should consolidate it, regardless of the level of its ownership interest. However, EITF 04-05 establishes a new framework for evaluating whether the presumption that the general partner controls the limited partnership is overcome. The presumption of general-partner control would be overcome only if the limited partners have either “kick-out rights”—the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or “participating rights”—the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. We adopted EITF 04-05 effective January 1, 2006 and this adoption did not have a material effect on our consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We adopted SFAS 154 effective January 1, 2006, and this adoption did not have a material effect on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amendment to ARB No. 43 Chapter 4 (SFAS No. 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006, and the impact was not material.

C.     GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. As of December 31, 2006, we had $4 million in indefinite life intangible assets related to the HealthTronics brand name. Other intangible assets with finite lives consisted primarily of non-compete agreements, hospital contracts and patents at December 31, 2006 and 2005. The agreements will continue to be amortized over their useful lives.

The net carrying value of goodwill as of December 31, 2006 and 2005 is comprised of the following:

	Total	Urology Services	Medical Products
Balance, December 31, 2004	$245,725	$228,206	$17,519
Additions	10,092	10,092	--
Deletions	--	--	--

Balance, December 31, 2005	$255,817	$238,298	$17,519
Additions	402	402	--
Deletions	(6,358)	(6,358)	--
Impairments	(20,600)	(12,200)	(8,400)

Balance, December 31, 2006	$229,261	$220,142	$9,119

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment is due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006.

Other intangible assets as of December 31, 2006 and 2005, subject to amortization expense, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2006
Urology Services	$2,130	$1,215	$915
Medical Products	2,656	1,902	754

Total	$4,786	$3,117	$1,669

December 31, 2005
Urology Services	$2,476	$1,064	$1,412
Medical Products	2,494	969	1,525

Total	$4,970	$2,033	$2,937

Amortization expense for other intangible assets with finite lives was $1,431,000, $1,261,000 and $304,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:

Year	Amount
2007	$997,000
2008	314,000
2009	111,000
2010	82,000
2011	82,000
2012	83,000

D. ACQUISITIONS

On July 14, 2005, we acquired a 33% interest in each of Cascade Urological Services, LLC and Cascade Laser Services, LLC. As part of the consideration paid, we issued a total of 89,200 shares of our common stock. We determined the fair value of our common stock issued of $1,236,000 by using the closing price on July 14, 2005. We recorded approximately $3.3 million of goodwill related to this transaction, all of which is tax deductible.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited proforma combined income data for the year ended December 31, 2006 of the Company assuming the acquisition was effective January 1, of each year is as follows:

($ in thousands, except per share data)	2005
Total revenues	$154,203
Total expenses	143,075
Discontinued Operations	(1,557)

Net income	$9,571

Diluted earnings per share	$0.27

E. FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,857	$27,857	$21,077	$21,077
Warrants	150	544	150	220

Financial liabilities:
Debt	$11,337	$11,337	$140,238	$140,238
Other long-term obligations	134	130	642	618

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The carrying value of the debt at December 31, 2006 and 2005 approximates fair value.

Other Long-Term Obligations

At December 31, 2006, we had an obligation totaling $375,000 related to payments to the previous owner of one of our subsidiaries for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2006, as part of our Medstone acquisition, we had an obligation totaling $142,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of our HSS merger, two obligations totaling $125,000 related to payments to two previous employees. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrants

At December 31, 2006 and 2005, we had 200,000 warrants to purchase EDAP TMS S.A. common stock. We have determined the fair value of these warrants using the Black-Scholes Merton option pricing model.

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

F. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
($ in thousands)	2006	2005
Accrued group insurance costs	$321	$457
Compensation and payroll related expense	3,339	2,954
Accrued interest	13	163
Accrued taxes	2,937	2,033
Accrued severance payments	--	1,410
Accrued professional fees	480	746
Unearned revenues	1,325	1,058
Other	2,062	880

	$10,477	$9,701

G. INDEBTEDNESS Long-term debt is as follows:

($ in thousands)		December31,
Interest Rates	Maturities	2006	2005
Floating	2007-2012	$3,712	$132,770
1%-11%	2007-2012	7,625	7,468

		$11,337	$140,238
Less current portion of long-term debt		5,664	11,043

		$5,673	$129,195

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Credit Facility

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

This new loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. At December 31, 2006, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of December 31, 2006.

8.75% Notes

In April 2005, our $125 million term loan B was funded and we used the proceeds to redeem the $100 million of 8.75% unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st.

Other long term debt.

On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of December 31, 2006, we had notes totaling $11.3 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years. These notes include two revolvers at two separate partnerships which total $4.8 million. As of December 31, 2006, $1,579,000 was drawn on these two revolvers.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The stated principal repayments for all indebtedness as of December 31, 2006 are payable as follows:

Year	Amount
2007	$5,664
2008	2,644
2009	1,843
2010	883
2011	269
Thereafter	34

H. COMMITMENTS AND CONTINGENCIES

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

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $100,000 per person per policy year. At December 31, 2006, we had 273 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $2,351,000, $2,586,000 and $1,610,000, in 2006, 2005 and 2004 respectively.

We lease office space and certain manufacturing plants in several locations. Rent expense totaled $1,491,000, $2,665,000 and $1,620,000 for the years ended December 31, 2006, 2005 and 2004. Future annual minimum lease payments under all noncancelable operating leases are as follows:

($ in thousands) Year	Amount
2007	$1,721
2008	1,488
2009	1,398
2010	1,191
2011	823
Thereafter	931

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. STOCK BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic valued method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

We have elected to use the modified prospective application method such that SFAS No. 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. In accordance with the modified prospective method, our consolidated financial statements for the years ended December 31, 2005 and prior have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. We have included approximately $1,789,000 for share-based compensation cost ($1,622,000 in salaries, wages and benefits and $167,000 in discontinued operations) in the accompanying consolidated statement of income for the year ended December 31, 2006.

Share-based compensation expense recognized during the year ended December 31, 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically, and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

Our income before income taxes for the year ended December 31, 2006, was lower by $1,789,000, and net income was lower by $1,450,000, than if we had continued to account for share-based compensation under APB Opinion No. 25. For the same period, basic earnings per share was $0.04 lower, and diluted earnings per share was $0.04 lower due to our adopting SFAS 123R.

Stock Option Plans

At December 31, 2006, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. Since November 2004, the only active plan has been our 2004 equity incentive plan, which, as amended, authorized the grant of up to 2,950,000 shares to purchase our common stock, including 2,000,000 shares approved in June 2006.

Options granted under the plans shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. Options may vest immediately or over one to five years. In the third quarter of 2006, we modified the vesting terms of approximately 87,000 options related to employees of our specialty vehicle segment which was sold July 31, 2006, and recognized $167,000 in discontinued operations in 2006. In the second half of 2005, we modified the vesting terms of approximately 50,000 options related to employees of our orthotripsy segment which was sold, and recognized approximately $116,000 in discontinued operations in 2005. During 2004, we performed cashless exercises of 55,439 options which resulted in the issuance of 28,974 shares of our common stock. Stock based compensation related to these transactions totaled $295,000 and was primarily related to exiting board members.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain information as of December 31, 2006 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	361,169	$7.46	--

Prime 2003 stock option plan	129,000	$5.84	--

HSS equity incentive plan and stock
option plans	3,417,278	$7.36	683,165

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

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

	December 31,
($ in thousands)	2005	2004
Net income, as reported	$9,188	$1,353
Share-based compensation recorded, net of tax	72	184
Share-based compensation proforma, net of tax	(2,607)	(1,859)

Pro forma net income (loss)	$6,653	$(322)

Pro forma earnings (loss) per share:
Basic	$0.19	$(0.02)

Diluted	$0.19	$(0.02)

To estimate compensation expense which would have been recognized under SFAS No. 123 for the years ended December 31, 2005 and 2004, and to calculate the compensation cost that was recognized under SFAS No. 123(R) for the year ended December 31, 2006, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For December 31, 2006, 2005 and 2004, respectively: risk-free interest rates were 4.9%, 3.9% and 3.9%; dividend yields were 0%, 0% and 0%; volatility factors of the expected market price of our common stock were 47%, 46% and 45%; and a weighted-average expected life of the option of 6 years, 4 years and 4 years.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent expected term. We have not paid dividends in the past and do not plan to pay any dividends in the future. We utilized the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period. This simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. We have used this method in determining the expected term of all options granted after December 31, 2005. We have determined volatility using historical stock prices over a period consistent with the expected term of the option. We recognize compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

Activity and pricing information regarding all stock options to purchase shares of our common stock are summarized as follows:

	2006		2005		2004
	Options (000)	Weighted Average Price	Options (000)	Weighted Average Price	Options (000)	Weighted Average Price
Outstanding at beginning of year	3,048	$7.65	4,327	$7.39	2,522	$7.34
Granted	1,992	7.05	652	8.75	2,730	7.39
Exercised	(298)	6.40	(1,675)	7.59	(196)	6.52
Cancelled	(588)	8.78	(256)	6.53	(729)	7.40
Forfeited	(246)	6.94	--	--	--	--

Outstanding at end of year	3,908	$7.32	3,048	$7.65	4,327	$7.39

Exercisable at end of year	2,450	$7.51	2,813	$7.71	3,341	$7.59
Weighted-average fair value of
options granted during the period	$3.38		$5.44		$2.33

During the year ended December 31, 2006, the total intrinsic value of options exercised to purchase common stock was approximately $353,000 and the total fair value of shares vested during 2006 was $1.7 million.

During the year ended December 31, 2006, financing cash generated from share-based compensation arrangements amounted to $1,908,000 for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase our common stock.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding for all plans as of December 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options(000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.49 - $6.49	269	5.8 years	$5.84	258	5.7 years	$5.85
$6.50 - $6.99	1,819	8.1 years	6.66	827	5.9 years	6.62
$7.00 - $7.50	817	6.8 years	7.37	612	5.9 years	7.42
$7.51 - $9.20	675	7.2 years	8.07	425	5.9 years	8.06
$9.21 - $14.25	328	4.5 years	10.54	328	4.5 years	10.54

Total	3,908		$7.32	2,450		$7.	51

Aggregate intrinsic value (in thousands)	$118			$111

The aggregate intrinsic value in the table above is based on our closing stock price of $6.67 per share as of December 31, 2006.

As of December 31, 2004, we had issued warrants to purchase approximately 67,000 shares of common stock to third parties. The exercise prices of the warrants range from $2.89 to $4.34 per share. These warrants were exercised during 2005.

J. INCOME TAXES

We file a consolidated tax return with our wholly-owned subsidiaries and also own varying interests in numerous partnerships. A substantial portion of consolidated book income from continuing operations before provision for income taxes and minority interest is not taxed at the corporate level as it represents income attributable to other partners who are responsible for the tax on that income. Accordingly, only the portion of income from these partnerships attributable to our ownership interests is included in taxable income in the consolidated tax return and financial statements.

Components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
($ in thousands)	2006	2005	2004
United States	$(19,947)	$15,944	$8,508
Foreign	(1,062)	1,491	--

	$(21,009)	$17,435	$8,508

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
($ in thousands)	2006	2005	2004
Federal:
Current	$681	$--	$(273)
Deferred	(4,877)	5,611	2,781
State:
Current	456	154	506
Deferred	(582)	398	233
Foreign:
Current	--	339	--
Deferred	(241)	--	--

	$(4,563)	$6,502	$3,247

A reconciliation of expected income tax (benefit) expense (computed by applying the United States statutory income tax rate of 35% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:

	Years Ended December 31,
($ in thousands)	2006	2005	2004
Expected federal income tax	$(7,353)	$6,102	$2,978
State taxes	(82)	359	480
Foreign rate differential	130	(183)	--
Goodwill impairment	3,090	--	--
Other	(348)	224	(211)

	$(4,563)	$6,502	$3,247

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

($ in thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforward	$3,754	$15,008
Capital loss carryforward	--	5,308
Allowance for bad debts	328	--
FAS 123(R) expense	295	--
AMT Credit	783	--
Capitalized costs	707	(142)
Loan origination fees amortizable for tax purposes	--	890
Accrued expenses deductible for tax purposes when paid	958	1,732

Total gross deferred tax assets	6,825	22,796
Less valuation allowance	--	--

Net deferred tax assets	6,825	22,796

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(292)	(2,684)
Intangible assets, principally due to differences in amortization periods for tax purposes	(24,632)	(24,225)

Total gross deferred tax liability	(24,924)	(26,909)

Net deferred tax liability	$(18,099)	$(4,113)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable ordinary income approximating $10 million prior to the expiration of net operating loss. Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2006. At December 31, 2006, we have federal net operating loss carry forwards of approximately $10 million which are available to offset federal taxable income in future years through 2025.

At December 31, 2006, and as a result of the HealthTronics merger in 2004, we acquired certain tax attributes from HealthTronics which are subject to Section 382 of the Internal Revenue Code. These tax attributes include net operating loss carry forwards, which are available to offset future taxable income through 2021 of approximately $27.6 million, capital loss carry forwards of $28 million and built-in losses available to offset future taxable income of $57.9 million. Due to the uncertainty of our ability to utilize these assets, no value was assigned to them in our purchase accounting and accordingly these tax attributes are not reflected in the deferred tax asset schedule above.

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are expected to be indefinitely reinvested outside the United States. If these amounts were not considered permanently reinvested, a cumulative deferred tax liability approximating $50,000 and $180,000 would be provided for in 2006 and 2005, respectively.

K. SEGMENT REPORTING

We now have two reportable segments: urology services and medical products. Our specialty vehicle manufacturing division, which was sold on July 31, 2006 was also considered a reportable segment prior to its sale. The urology services segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Our medical products segment manufactures, sells and maintains lithotripters and their related consumables, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. Our specialty vehicle manufacturing designed, constructed and engineered mobile trailers, coaches and special purpose mobile units that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

($ in thousands)	Urology Services	Medical Products
2006
Revenue from external customers	$123,265	$19,080
Intersegment revenues	--	9,296
Interest income	294	55
Interest expense	872	1
Depreciation and amortization	8,535	1,972
Impairment of Goodwill	12,200	8,400
Segment profit	1,346	(11,586)
Segment assets	293,119	37,065
Capital expenditures	8,743	4,315

2005
Revenue from external customers	$133,360	$18,202
Intersegment revenues	--	9,250
Interest income	230	64
Interest expense	834	--
Depreciation and amortization	9,707	855
Segment profit	18,233	5,164
Segment assets	314,887	43,319
Capital expenditures	10,207	382

2004
Revenue from external customers	$75,361	$10,846
Intersegment revenues	--	5,514
Interest income	76	94
Interest expense	369	4
Depreciation and amortization	5,509	650
Segment profit	11,402	1,813
Segment assets	311,916	33,903
Capital expenditures	6,400	180
A-29

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

($ in thousands)	2006	2005	2004
Total revenues for reportable segments	$151,641	$160,812	$91,721
Corporate revenue	546	705	936
Elimination of intersegment revenues	(9,296)	(9,250)	(5,514)

Total consolidated revenues	$142,891	$152,267	$87,143

The following is a reconciliation of profit per above to income before taxes per the consolidated statements of income:

($ in thousands)	2006	2005	2004
Total profit (loss) for reportable segments	$(10,240)	$23,397	$13,215
Corporate revenue	546	705	936
Unallocated corporate expenses:
General and administrative	(10,680)	(5,634)	(4,911)
Net interest expense	133	(150)	(127)
Other, net	(768)	(883)	(605)

Unallocated corporate expenses total	(11,315)	(6,667)	(5,643)

Income (loss) before income taxes	$(21,009)	$17,435	$8,508

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)	2006	2005	2004
Total assets for reportable segments	$330,184	$358,206	$345,819
Unallocated corporate assets	16,549	124,831	128,339

Consolidated total	$346,733	$483,037	$474,158

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

($ in thousands)	Segments	Corporate	Eliminating Entries	Consolidated
2006
Interest and dividends	$349	$406	$--	$755
Interest expense	873	273	--	1,146
Depreciation and amortization	10,507	768	--	11,275
Capital expenditures	13,058	202	(1,358)	11,902

2005
Interest and dividends	$294	$250	$(96)	$448
Interest expense	834	401	(96)	1,139
Depreciation and amortization	10,562	882	--	11,444
Capital expenditures	10,589	535	(546)	10,578

2004
Interest and dividends	$170	$216	$(67)	$319
Interest expense	373	344	(67)	650
Depreciation and amortization	6,159	604	--	6,763
Capital expenditures	6,580	705	--	7,285

The amounts in 2006, 2005 and 2004 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

K. DISCONTINUED OPERATIONS

In November, 2006 we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights in the United States, when and if a Pre-Market Approval is granted by the FDA and forfeits our rights to earn additional warrants to EDAP common stock. We have accordingly included our costs related to the clinical trials in discontinued operations in the accompanying consolidated statements of income.

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. We have classified this business as held for sale in the accompanying consolidated financial statements and included its results from operations in discontinued operations.

On November 30, 2006, we sold our cryosurgery operations to Advanced Medical Partners, Inc. (AMPI). Under the terms of the sale, we received approximately 10% of the outstanding shares of AMPI as consideration. Due to the uncertainty of any future distributions, we have assigned no value to this investment in a closely held private company. We have included the operations of this business in discontinued operations in the accompanying consolidated statements of income.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter 2006, we committed to a plan to sell our specialty vehicle manufacturing segment. On June 22, 2006, we entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006, and recognized a gain on the sale totaling $53.6 million. We have classified our specialty vehicle manufacturing segment as held for sale in the accompanying condensed consolidated balance as of December 31, 2005 and the results of its operations have been reported in discontinued operations for all periods presented. This gain utilized approximately $20.4 million of our deferred tax assets.

The following table details selected financial information included in income (loss) from discontinued operations in the consolidated statements of income for December 31, 2006, 2005 and 2004.

($ in thousands)	2006	2005	2004
For the Year Ended December 31
Revenue
Specialty Vehicles Manufacturing	$57,526	$109,447	109,844
CryoSurgery	1,490	2,589	331
Rocky Mountain Prostate Thermotherapies	4,289	3,391	520
Orthotripsy	--	6,613	2,468
HIFU	--	--	--
Cost of services
Specialty Vehicles Manufacturing	(51,616)	(98,170)	(106,235)
CryoSurgery	(1,235)	(1,780)	(283)
Rocky Mountain Prostate Thermotherapies	(4,587)	(2,976)	(432)
Orthotripsy	--	(7,714)	(1,739)
HIFU	(1,233)	(192)	--
Depreciation and amortization
Specialty Vehicles Manufacturing	(542)	(1,215)	(1,076)
CryoSurgery	(512)	(558)	(84)
Rocky Mountain Prostate Thermotherapies	(224)	(84)	(23)
Orthotripsy	--	(280)	(261)
HIFU	(17)	(3)	--
Other
Specialty Vehicles Manufacturing	(72)	(109)	(138)
CryoSurgery	(118)	(229)	(62)
Rocky Mountain Prostate Thermotherapies	(4)	--	--
Orthotripsy	--	(1,077)	(348)
HIFU	--	--	--

Income from discontinued operations	$3,145	$7,653	$2,482

Assets and liabilities held for sale as of December 31, 2006 relate entirely to our RMPT operations and primarily consist of accounts receivable, supplies and accrued expenses.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of assets and liabilities of discontinued operations held for sale in the December 31, 2005 consolidated balance sheet are as follows:

Consolidated Balance Sheet

($ in thousands)	Specialty Vehicle Manufacturing	CryoSurgery	Rocky Mountain Prostate Thermotherapies
Cash	$4,405	$354	$--
Accounts receivable	9,517	605	741
Prepaid expenses and other current assets	642	433	368
Inventory	22,392	--	--
Deferred income taxes	524	--	--
Property plant and equipment (net)	6,579	1,428	297
Goodwill	50,370	--	--
Other non-current assets	437	--	--

Total assets	$94,866	$2,820	$1,406

Accounts payable	$5,387	$246	$242
Accrued expenses	5,290	342	44
Customer deposits	4,594	--	--
Long-term debt	25	83	39
Other long-term obligations	--	417	--
Deferred income taxes	2,562	--	--

Total liabilities	$17,858	$1,088	$325

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations,”, we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $4,830,000, $7,806,000 and $8,977,000 for the years ended December 31, 2006, 2005 and 2004. We have also included loan fees and bond call premium of $2,842,000 year ended December 31, 2005, which were incurred solely related to the refinancing of the debt which was required to be repaid.

($ in thousands)	Year Ended December 31,
	2006	2005	2004
Gain on sale of specialty vehicle manufacturing	$53,551	$--	$--
Loss from disposal of cryosurgery operations	(3,729)	--	--
Impairment of Rocky Mountain Prostate Thermotherapy	(4,263)	--	--
Income from discontinued operations	3,145	7,653	2,482
Interest allocated to discontinued operations	(4,830)	(10,648)	(8,977)
Income tax (expense) benefit on discontinued operations	(18,745)	1,250	2,587

Income from discontinued operations, net of tax	$25,129	$(1,745)	$(3,908)

The gain on sale of our specialty vehicle manufacturing operations, the loss from disposal of our cryosurgery operations, and the impairment of Rocky Mountain Prostate Thermotherapy, noted above, include charges to goodwill of $50.4 million, $2.7 million and $3.25 million, respectively.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C., a related party. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. Prior to this divesture, we provided approximately $700,000 of maintenance services to our orthopaedics business unit which were eliminated in consolidation. Subsequent to this sale, we have provided limited assistance to SanuWave, Inc. related to certain sales and service operations. We were paid $100,000 per month from August 2005 until January 2006 related to these services. At December 31, 2006 and 2005, SanuWave, Inc. owed us a net amount of approximately $1,000,000 and $500,000, respectively. We terminated all sales operations effective April 30, 2006.

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

We purchased debt of HMT AG in the first quarter of 2005. We paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT AG held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT AG’s accounts receivable that secured the $5.1 million claim. Through December 31, 2006, we had recovered approximately $1.8 million. Any additional recoveries in the future will be recorded as income when received.

K. VARIABLE INTEREST ENTITIES

We have determined that one of our consolidated partnerships, acquired in the HSS merger and in which we have a 20% interest, has certain related party relationships with two Variable Interest Entities (VIE), and in accordance with FIN 46(R), has consolidated those entities. As a result of consolidating the VIEs, of which the partnership is the primary beneficiary, we have recognized minority interest of approximately $1 million on our consolidated balance sheets at December 31, 2006 and 2005, which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets. Rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Reflected on our consolidated balance sheet are $3.6 million in both 2006 and 2005, respectively, of VIE assets, representing all of the assets of the VIEs. The VIEs assist the partnership in providing urological services, minimally invasive prostate treatments, and other services in the Greater New York metropolitan area.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N. RELATED PARTY TRANSACTIONS

On July 27, 2006, John Q. Barnidge resigned, effective August 10, 2006, from his positions as our Senior Vice President and Chief Financial Officer. In connection with his departure, we entered into a severance and non-competition agreement with Mr. Barnidge whereby (1) we agreed to make a severance payment of $310,000 to Mr. Barnidge and (2) Mr. Barnidge agreed to a four-year non-competition provision in exchange for a payment from us equal to $150,000 for each year under the non-competition provision. Such Payment totaled $910,000 was expensed when paid on August 10, 2006.

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

O. SUBSEQUENT EVENTS

On February 13, 2007, we entered into a Stock Purchase Agreement and an Interest Purchase Agreement pursuant to which we agreed to purchase all of the outstanding capital stock of Keystone ABG, Inc., which owns a 21% general partner interest in Keystone Mobile Partners, L.P. (the “Partnership”), all of the outstanding capital stock of Keystone Kidney Associates, PC, and an approximate 14% limited partner interest in the Partnership from the owners thereof, for an aggregate purchase price of $8,100,000 plus an earnout. The transaction is subject to certain closing conditions and the company can give no assurances that it will close.

