Form 10-Q
period 2007-03-31
HEALTHTRONICS, INC.
filed 2007-05-07
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR
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

Large Accelerated Filer  ☐                 Accelerated Filer   ☒                 Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at May 1, 2007 35,425,097

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue:
Urology Services	$28,385	$30,754
Medical Products	4,239	6,200
Other	127	152

Total revenue	32,751	37,106

Cost of services and general and administrative expenses:
Salaries, wages and benefits	10,931	10,807
Other costs of services	4,613	4,899
General and administrative	2,009	2,109
Legal and professional	607	505
Manufacturing costs	2,063	3,695
Advertising	175	226
Other	5	215
Depreciation and amortization	2,816	2,689

	23,219	25,145

Operating income	9,532	11,961

Other income (expenses):
Interest and dividends	276	132
Interest expense	(236)	(324)

	40	(192)

Income from continuing operations before provision
for income taxes and minority interest	9,572	11,769

Minority interest in consolidated income	9,509	10,356

Provision (benefit) for income taxes	(15)	605

Income from continuing operations	78	808

Income (loss) from discontinued operations, net of tax	(108)	465

Net income (loss)	$(30)	$1,273

Basic earnings per share:
Income from continuing operations	$--	$0.03
Income (loss) from discontinued operations	$--	$0.01

Net income (loss)	$--	$0.04

Weighted average shares outstanding	35,406	34,906

Diluted earnings per share:
Income from continuing operations	$--	$0.03
Income (loss) from discontinued operations	$--	$0.01

Net income (loss)	$--	$0.04

Weighted average shares outstanding	35,417	35,251

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$24,999	$27,857
Accounts receivable, less allowance for doubtful
accounts of $2,116 in 2007 and $2,166 in 2006	22,403	22,752
Other receivables	1,164	1,201
Deferred income taxes	7,196	6,825
Prepaid expenses and other current assets	1,983	1,716
Inventory	11,831	11,474

Total current assets	69,576	71,825

Property and equipment:
Equipment, furniture and fixtures	45,433	46,155
Building and leasehold improvements	12,691	12,710

	58,124	58,865
Less accumulated depreciation and
amortization	(25,064)	(24,595)

Property and equipment, net	33,060	34,270

Assets held for sale	1,048	1,258
Other investments	1,352	1,348
Goodwill, at cost	227,115	229,261
Intangible assets	5,339	5,669
Other noncurrent assets	4,583	3,102

	$342,073	$346,733

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	March 31, 2007	December 31, 2006
LIABILITIES

Current liabilities:
Current portion of long-term debt	$5,413	$5,664
Accounts payable	6,053	6,295
Accrued distributions to minority interests	644	7,687
Accrued expenses	8,299	10,477

Total current liabilities	20,409	30,123

Liabilities held for sale	202	258
Long-term debt, net of current portion	5,254	5,673
Other long term obligations	53	134
Deferred income taxes	25,393	24,924

Total liabilities	51,311	61,112

Minority interest	34,463	30,104

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 35,475,236 issued in 2007 and 35,425,097 outstanding in 2007; 35,475,236 issued in 2006 and
35,379,831 outstanding in 2006	201,328	200,941
Accumulated earnings	55,443	55,473
Treasury stock, at cost, 50,139 shares in 2007 and 95,405 shares in 2006	(472)	(897)

Total stockholders' equity	256,299	255,517

	$342,073	$346,733

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$33,839	$36,082
Cash paid to employees, suppliers of goods and others	(22,059)	(22,950)
Interest received	276	131
Interest paid	(222)	(299)
Taxes (paid) refunded	(366)	374
Discontinued operations	(86)	(1,092)

Net cash provided by operating activities	11,382	12,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of entities, net of cash sold	(206)	--
Purchases of equipment and leasehold improvements	(1,796)	(2,873)
Proceeds from sales of assets	495	63
Distributions from investments	--	211
Other	(18)	--
Discontinued operations	(1)	(745)

Net cash used in investing activities	(1,526)	(3,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	619	1,200
Payments on notes payable, exclusive of interest	(1,448)	(1,784)
Distributions to minority interest	(11,810)	(14,196)
Contributions by minority interest, net of buyouts	(141)	(1,018)
Exercise of stock options	--	167
Discontinued operations	(5)	(141)

Net cash used in financing activities	(12,785)	(15,772)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,929)	(6,870)

Cash and cash equivalents, beginning of period, includes cash from discontinued operations of $(198) and $4,650
for December 31, 2006 and 2005, respectively	27,659	25,727

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(269) and $2,329
for March 31, 2007 and 2006, respectively	$24,730	$18,857

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2007	2006
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(30)	$1,273
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Minority interest in consolidated income	9,509	10,356
Depreciation and amortization	2,816	2,689
Provision for uncollectible accounts	71	(22)
Provision for deferred income taxes	96	446
Non-cash share based compensation	813	94
Other	74	(366)
Discontinued Operations	90	(1,664)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	59	(516)
Other receivables	39	597
Other assets	87	552
Accounts payable	(234)	1,312
Accrued expenses	(2,008)	(2,505)

Total adjustments	11,412	10,973

Net cash provided by operating activities	$11,382	$12,246

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2007 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities and as discussed herein. Certain reclassifications have been made to amounts presented in 2006 to be consistent with the 2007 presentation. Our cost of services and general and administrative expenses were previously shown on a segment basis and are now shown by function on the face of the statement of income.

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

During the fourth quarter of 2006, we also sold our cryosurgery operations, committed to sell our Rocky Mountain Prostate business and announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device. Accordingly, all of these activities have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

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

This new loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. At March 31, 2007, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of March 31, 2007.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended March 31, 2007

Net loss	$(30)	$(30)

Weighted average shares outstanding	35,406	35,406
Effect of dilutive securities	--	11

Shares for EPS calculation	35,406	35,417

Net loss per share	$--	$--

Three Months Ended March 31, 2006

Net income	$1,273	$1,273

Weighted average shares outstanding	34,906	34,906
Effect of dilutive securities	--	345

Shares for EPS calculation	34,906	35,251

Net income per share	$0.04	$0.04

We did not include in our computation of diluted EPS unexercised stock options to purchase 3,922,000 and 720,000 shares of our common stock as of March 31, 2007 and 2006, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). In June 2006, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2 million shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares).

4. Segment Reporting

We now have two reportable segments: urology services and medical products. Our specialty vehicle manufacturing division, which was sold on July 31, 2006, was also considered a reportable segment prior to its sale. The urology services segment provides services related to the operation of lithotripters and lasers, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Our medical products segment manufactures, sells and maintains lithotripters and their related consumables, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. Our specialty vehicle manufacturing designed, constructed and engineered mobile trailers, coaches and special purpose mobile units that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products
Three Months Ended March 31, 2007

Revenue from external customers	$28,385	$4,239
Intersegment revenues	--	2,570
Segment profit	1,670	120

Three Months Ended March 31, 2006

Revenue from external customers	$30,754	$6,200
Intersegment revenues	--	2,676
Segment profit (loss)	3,175	(88)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Three Months ended March 31,
($ in thousands)	2007	2006

Total segment profit	$1,790	$3,087
Unallocated corporate revenues	127	152
Unallocated corporate expenses:
General and administrative	(1,816)	(1,585)
Net interest income (expense)	151	(50)
Other, net	(189)	(191)

Total unallocated corporate expenses	(1,854)	(1,826)

Income before income taxes	$63	$1,413

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

As of March 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. We have included approximately $389,000 and $94,000 for share-based compensation cost in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007 and 2006, respectively.

Share-based compensation expense recognized during the quarters ended March 31, 2007 and 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically, and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

6. Inventory

As of March 31, 2007 and December 31, 2006, inventory consisted of the following:

($ in thousands)	March 31, 2007	December 31, 2006
Raw Materials	$8,851	$7,070
Finished Goods	2,980	4,404

	$11,831	$11,474

7. Discontinued Operations

In November, 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights to distribute such device in the United States, when and if a Pre-Market Approval of such device is granted by the FDA and forfeits our rights to vest in additional warrants to EDAP common stock. We have accordingly included our costs related to the clinical trials of High Intensity Focused Ultrasound (“HIFU”) in discontinued operations in the accompanying condensed consolidated statements of income.

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. We have classified this business as held for sale in the accompanying condensed consolidated financial statements and included its results from operations in discontinued operations.

On November 30, 2006, we sold our cryosurgery operations to Advanced Medical Partners, Inc. (AMPI). Under the terms of the sale, we received approximately 10% of the outstanding shares of AMPI as consideration. Due to the uncertainty of any future distributions, we have assigned no value to this investment in a closely held private company. We have included the operations of this business in discontinued operations in the accompanying condensed consolidated statements of income.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

During the second quarter 2006, we committed to a plan to sell our specialty vehicle manufacturing segment. On June 22, 2006, we entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006, and recognized a gain on the sale totaling $53.6 million. This gain utilized approximately $20.4 million of our deferred tax assets. We have included the operations of this business in discontinued operations in the accompanying condensed consolidated statements of income.

The following table details selected financial information included in income (loss) from discontinued operations in the condensed consolidated statements of income for the three month periods ended March 31, 2007 and 2006.

Condensed Consolidated Statements of Income
($ in thousands)	2007	2006
For the Three Months Ended March 31

Revenue
Specialty Vehicle Manufacturing	$--	$25,679
CryoSurgery	--	453
Rocky Mountain Prostate Thermotherapies	1,138	1,215
HIFU	--	--
Cost of services
Specialty Vehicle Manufacturing	--	(22,442)
CryoSurgery	--	(444)
Rocky Mountain Prostate Thermotherapies	(1,165)	(1,202)
HIFU	(146)	(171)
Depreciation and amortization
Specialty Vehicle Manufacturing	--	(332)
CryoSurgery	--	(144)
Rocky Mountain Prostate Thermotherapies	--	(38)
HIFU	(3)	(4)
Other
Specialty Vehicle Manufacturing	--	(22)
Interest expense allocated to discontinued operations	--	(1,904)
CryoSurgery	--	(16)
Rocky Mountain Prostate Thermotherapies	--	--
HIFU	--	--
Income tax benefit (expense)	68	(163)

Income (loss) from discontinued operations	$(108)	$465

Assets and liabilities held for sale as of March 31, 2007 and December 31, 2006 relate entirely to our RMPT operations and primarily consist of accounts receivable, supplies and accrued expenses.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007 (Unaudited)

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations,”, we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $1,904,000 for the three months ended March 31, 2006.

8. Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Adoption of FIN 48 on January 1, 2007, did not result in a cumulative effect adjustment to our retained earnings. At January 1, 2007, our unrecognized tax benefits totaled $2.4 million and are included in deferred and other tax liabilities, none of which, if recognized in total, would impact the effective income tax rate. There have been no additions or subtractions to the total unrecognized tax benefits during the quarter ended March 31, 2007.

Our continuing practice is to recognize interest and penalties related to income tax matters in interest expense. We had approximately $150,000 of accrued interest and no accrued interest penalties at December 31, 2006. The accrued interest is included as a component of the unrecognized tax benefit noted above.

We are currently under audit by the Internal Revenue Service for the 2000, 2001, 2002, 2003, and 2004 tax years. It is reasonable to expect that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for the tax positions taken in previously filed tax returns may differ from recorded liabilities for uncertain tax positions in our financial statements at January 1, 2007. However, based on the status of the examination it is not possible to estimate the effect of any such change to previously recorded uncertain tax positions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified below and in the text surrounding forward-looking statements in this report, you should review the risk factors described in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, for factors that could cause our actual results to differ materially from those presented.

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

General

We provide healthcare services and manufacture medical devices, primarily for the urology community. Prior to July 31, 2006, we also designed and manufactured trailers and coaches that transport high technology medical devices and equipment for mobile command and control centers and the media and broadcast industry. We now have two reportable segments: urology services and medical products. Our specialty vehicle manufacturing division, which was sold on July 31, 2006, was also considered a reportable segment prior to its sale.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,000 for each of the first three month periods of 2007 and 2006. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships or the manager of the other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers prior to November 30, 2006, we used a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells. We sold our cryosurgery business on November 30, 2006 and have classified it as discontinued operations in the accompanying condensed consolidated financial statements.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Fees for operating our lithotripters and laser devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and lasers and receive a management fee for performing these services.

Medical Products. We manufacture, sell and maintain lithotripters and their related consumables. We also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables, and are the exclusive distribution of the Revolix branded laser.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•

Fees for equipment sales, consumable sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables, we distribute the Revolix laser and, we also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated.

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

A significant portion of our revenue had been derived from our manufacturing operations. Revenue from the manufacture of trailers where we had a customer contract prior to beginning production was recognized when the project was substantially complete. Substantially complete was when the following had occurred (1) all significant work on the project was done; (2) the specifications under the contract had been met; and (3) no significant risks remained. Revenue from the manufacture of trailers built to an OEM’s forecast was recognized upon delivery.

On June 22, 2006, we and AK Acquisition Corp., a wholly-owned subsidiary of Oshkosh Truck Corporation (“Oshkosh”), entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006 and have classified this segment as discontinued operations in the accompanying condensed consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On February 13, 2007, we entered into a Stock Purchase Agreement and an Interest Purchase Agreement pursuant to which we agreed to purchase all of the outstanding capital stock of Keystone ABG, Inc., which owns a 21% general partner interest in Keystone Mobile Partners, L.P. (the “Partnership”), all of the outstanding capital stock of Keystone Kidney Associates, PC, and an approximate 14% limited partner interest in the Partnership from the owners thereof, for an aggregate purchase price of $8,100,000 plus an earnout. The transaction is subject to certain closing conditions and we can give no assurances that it will close.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment related primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006. As of March 31, 2007, we had goodwill of $227 million.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Our total revenues for the three months ended March 31, 2007 decreased $4,355,000 (12%) as compared the same period in 2006. Revenues from our urology services segment decreased $2,369,000 (8%) in the quarter. Revenues from our lithotripsy business decreased $2,245,000 for the first quarter of 2007 as compared to the same period in 2006, while revenues from our prostate business decreased $124,000 in 2007 as compared to the same period in 2006. The actual number of lithotripsy procedures performed in the first quarter of 2007 decreased by 12% compared to 2006, primarily due to partnership and mobile route closures in late 2006 and continued weak performance across our western region partnerships in early 2007. The average rate per procedure increased by 2% in the first quarter of 2007 as compared to the same period in 2006. Revenues for our medical products segment decreased by $1,961,000 (32%) as of March 31, 2007 compared to the same period in 2006. Medical products revenues before intersegment eliminations totaled $6,809,000 for the first quarter of 2007 and $8,876,000 for 2006. We sold 1 device and 24 tables in the first quarter of 2007 compared to 8 devices and 24 tables during the same period in 2006. Revenues from our service operations and consumable sales decreased $837,000 in the first quarter of 2007 as compared to 2006. This decrease relates primarily to lower electrode sales especially as related to our foreign operations which we closed in late 2006. Revenues from our new laboratory which commenced operations in January 2006, totaled $616,000 and $266,000 for the quarters ended March 31, 2007 and 2006, respectively.

Our costs of services and general and administrative expenses for the first quarter of 2007 decreased $1,926,000 compared to first quarter of 2006. Our costs associated with salaries, wages and benefits increased $124,000 (1%) in the first quarter of 2007 as compared to the same period in 2006, primarily due to performance merit increases and variable compensation, strategic resource additions related to our laboratory operations, Revolix technology, and corporate marketing which were partially offset by decreases from our restructuring efforts in late 2006 and group medical insurance costs. Our costs associated with other costs of services for the quarter ended March 31, 2007 decreased $286,000 (6%) compared to the same period in 2006. This decrease is primarily due to lower costs for medical supplies. Our general and administrative costs decreased $100,000 (5%) over the first quarter of 2006, primarily due to decreased costs related to our restructuring efforts in late 2006. Costs associated with legal and professional fees increased $102,000 (20%) in the first quarter of 2007 as compared to the same period 2006. This increase is primarily due to increased legal fees associated with the closing of certain operations in Europe, the settlement with EDAP, and other corporate matters. Manufacturing costs decreased $1,632,000 (44%) in the period ending March 31, 2007 as compared to the same period a year ago. This decrease is due primarily to the decrease in the cost of sales to external customers. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales.

Income from discontinued operations in the first quarter of 2007 decreased $573,000 compared to the first quarter of 2006. The income from discontinued operations in the first quarter of 2006 included $681,000 attributable to our specialty vehicle manufacturing segment and $216,000 in losses attributable to our HIFU, Cryosurgery, and Rocky Mountain Thermotherapy operations. In 2007, we had a loss from discontinued operations of $108,000 attributable to our Rocky Mountain Thermotherapy operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense increased $127,000 in the first quarter of 2007 as compared to the same period in 2006, due to an increase in our fixed assets from March 31, 2006 to March 31, 2007.

Minority interest in consolidated income for the period ending March 31, 2007 decreased $847,000 (8%) compared to the same period in 2006, as a result of a decrease in income from our urology services segment due primarily to lower revenues.

Provision for income taxes in the first quarter of 2007 decreased $620,000 compared to 2006 due to the decrease in our taxable net income during the same periods, partially offset in an increase in the effective tax rate in 2007 due to non-deductible share-based compensation.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $24,999,000 and $27,857,000 at March 31, 2007 and December 31, 2006, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the three months ended March 31, 2007 and 2006, our subsidiaries distributed cash of approximately $11,810,000 and $14,196,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $11,382,000 for the three months ended March 31, 2007 and $12,246,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007 compared to the same period in 2006, fee and other revenue collected decreased by $2,243,000 due primarily to our decreased revenues. Cash paid to employees, suppliers of goods and others for the three months ended March 31, 2007 decreased by $891,000 compared to the same period in 2006. This fluctuation is attributable to a decrease in overall expenses partially offset by a significant payoff of accrued expenses and prepayments on 2007 insurance policies.

Cash used by our investing activities for the three months ended March 31, 2007, was $1,526,000. We purchased equipment and leasehold improvements totaling $1,796,000 in 2007. Cash used by our investing activities for the three months ended March 31, 2006, was $3,344,000 primarily due to $2,873,000 in equipment and leasehold improvements purchases.

Cash used in our financing activities for the three months ended March 31, 2007, was $12,785,000, primarily due to distributions to minority interests of $11,810,000 and payments on notes payable of $1,448,000 partially offset by borrowings on notes payable of $619,000. Cash used in our financing activities for the three months ended March 31, 2006, was $15,772,000, primarily due to distributions to minority interests of $14,196,000 and net payments on notes payable of $584,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable as of March 31, 2007 decreased $349,000 from December 31, 2006. This decrease relates primarily to lower urology revenues as well as to the timing of collections. Bad debt expense was less than $75,000 for the three months ended March 31, 2007.

Inventory as of March 31, 2007 totaled $11,831,000 and increased $357,000 from December 31, 2006.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of March 31, 2007, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of March 31, 2007.

Other

Other long term debt. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of March 31, 2007, we had notes totaling $10.7 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At March 31, 2007, we had an obligation totaling $300,000 related to payments to the previous owner of Aluminum Body Corporation, a wholly owned subsidiary of ours that we sold as part of the sale of our specialty vehicles manufacturing segment (“ABC”), for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at March 31, 2007, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $96,000 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $88,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement.

General The following table presents our contractual obligations as of March 31, 2007 (in thousands):

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$10,681	$5,425	$4,352	$872	$32
Operating Leases (2)	7,049	1,608	2,798	1,828	815

Non-compete contracts (3)	483	437	46	-	-

Total	$18,213	$7,470	$7,196	$2,700	$847

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $300 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $96 due to an employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $58 due to a previous employee of HealthTronics, at a rate of $8 per month until October 31, 2007 and an obligation of $29 due to a previous employee of HealthTronics, at a rate of $4 per month until October 31, 2007.

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as described in Note 8 to the condensed consolidated financial statements. As of January 1, 2007 and March 31, 2007, our total liabilities for unrecognized tax benefits amounted to $2.4 million. We do not believe that our adoption of FIN 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payment of our FIN 48 liabilities.

In addition, the scheduled principal repayments for all long term debt as of March 1, 2007 are payable as follows:

($ in thousands)
2007	$5,425
2008	2,520
2009	1,832
2010	754
2011	118
Thereafter	32

Total	$10,681

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) finalized Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48, effective January 1, 2007 and this adoption did not have a material effect on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2007, we had long-term debt (including current portion) totaling $10,681,000, of which $6,908,000 had fixed rates of 1% to 11%, and $3,773,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $3,773,000. We make monthly or quarterly payments of principal and interest on $2,128,000 of the floating rate debt. An increase in interest rates of 1% would result in a $37,700 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

10.1 10.2 10.3 10.4 31.1* 31.2* 32.1* 32.2*	Stock Purchase Agreement, dated as of February 13, 2007, by and among HealthTronics, Inc., Lithotripters, Inc., Keystone ABG Inc., Keystone Kidney Associates, PC, David Arsht, D.O., P. Kenneth Brownstein, M.D., Larry E. Goldstein, M.D. and Michael Dernoga (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007).

Interest Purchase Agreement, dated as of February 13, 2007, by and among HealthTronics, Inc., Lithotripters, Inc., David Arsht, D.O., P. Kenneth Brownstein, M.D., Larry E. Goldstein, M.D. and Michael Dernoga (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007).

Amended and Restated Distribution Agreement, dated as of February 28, 2007, by and among HealthTronics, Inc., Lisa Laser USA, Inc., and LISA laser products OHG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2007).

Amended and Restated Executive Employment Agreement, effective as of January 1, 2007, by and between the Company and Christopher B. Schneider (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007).

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2007	HEALTHTRONICS, INC. By: /s/ Ross A. Goolsby Ross A. Goolsby, Chief Financial Officer