Form 10-Q
period 2007-06-30
HEALTHTRONICS, INC.
filed 2007-08-06
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR
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

Large Accelerated Filer  ☐                 Accelerated Filer   ☒                 Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at August 1, 2007 35,425,097

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Urology Services	$30,836	$31,113	$59,221	$61,867
Medical Products	4,586	5,210	8,825	11,410
Other	141	151	268	303

Total revenue	35,563	36,474	68,314	73,580

Cost of services and general and administrative expenses:
Salaries, wages and benefits	11,323	10,292	22,254	21,099
Other costs of services	4,936	3,590	9,550	8,489
General and administrative	1,791	2,080	3,800	4,189
Legal and professional	486	1,432	1,093	1,937
Manufacturing costs	1,785	2,749	3,848	6,444
Advertising	381	581	556	807
Other	11	5	15	220
Depreciation and amortization	2,776	2,755	5,592	5,444

	23,489	23,484	46,708	48,629

Operating income	12,074	12,990	21,606	24,951

Other income (expenses):
Interest and dividends	311	111	588	243
Interest expense	(212)	(322)	(448)	(646)

	99	(211)	140	(403)

Income from continuing operations before provision
for income taxes and minority interest	12,173	12,779	21,746	24,548

Minority interest in consolidated income	11,275	11,293	20,784	21,649
Provision for income taxes	581	667	566	1,272

Income from continuing operations	317	819	396	1,627

Income (loss) from discontinued operations, net of tax	(138)	549	(247)	1,014

Net income	$179	$1,368	$149	$2,641

Basic earnings per share:
Income from continuing operations	$0.01	$0.02	$0.01	$0.05
Income (loss) from discontinued operations	$--	$0.02	$(0.01)	$0.03

Net income	$0.01	$0.04	$--	$0.08

Weighted average shares outstanding	35,425	35,056	35,416	34,981

Diluted earnings per share:
Income from continuing operations	$0.01	$0.02	$0.01	$0.04
Income (loss) from discontinued operations	$--	$0.02	$(0.01)	$0.03

Net income	$0.01	$0.04	$--	$0.07

Weighted average shares outstanding	35,426	35,361	35,422	35,306

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$18,864	$27,857
Accounts receivable, less allowance for doubtful
accounts of $2,147 in 2007 and $2,166 in 2006	23,104	22,752
Other receivables	849	1,201
Deferred income taxes	7,148	6,825
Prepaid expenses and other current assets	2,268	1,716
Inventory	11,543	11,474

Total current assets	63,776	71,825

Property and equipment:
Equipment, furniture and fixtures	45,034	46,155
Building and leasehold improvements	12,374	12,710

	57,408	58,865
Less accumulated depreciation and
amortization	(25,057)	(24,595)

Property and equipment, net	32,351	34,270

Assets held for sale	701	1,258
Other investments	1,384	1,348
Goodwill, at cost	233,700	229,261
Intangible assets	5,652	5,669
Other noncurrent assets	5,282	3,102

	$342,846	$346,733

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	June 30, 2007	December 31, 2006
LIABILITIES

Current liabilities:
Current portion of long-term debt	$5,152	$5,664
Accounts payable	5,975	6,295
Accrued distributions to minority interests	126	7,687
Accrued expenses	7,089	10,477

Total current liabilities	18,342	30,123

Liabilities held for sale	92	258
Long-term debt, net of current portion	4,743	5,673
Other long term obligations	118	134
Deferred income taxes	28,482	24,924

Total liabilities	51,777	61,112

Minority interest	34,228	30,104

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 35,475,236 issued and 35,425,097 outstanding in 2007; 35,475,236 issued and 35,379,831
outstanding in 2006	201,691	200,941
Accumulated earnings	55,622	55,473
Treasury stock, at cost, 50,139 shares in 2007 and 95,405 shares in 2006	(472)	(897)

Total stockholders' equity	256,841	255,517

	$342,846	$346,733

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$68,403	$76,334
Cash paid to employees, suppliers of goods and others	(40,768)	(44,557)
Interest received	588	242
Interest paid	(438)	(649)
Taxes paid	(573)	(389)
Discontinued operations	(114)	(6,055)

Net cash provided by operating activities	27,098	24,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(7,004)	--
Purchases of equipment and leasehold improvements	(3,466)	(6,464)
Proceeds from sales of assets	974	474
Distributions from investments	--	191
Other	(18)	(40)
Discontinued operations	(39)	(660)

Net cash used in investing activities	(9,553)	(6,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,096	2,047
Payments on notes payable, exclusive of interest	(2,670)	(3,459)
Distributions to minority interest	(25,079)	(29,800)
Contributions by minority interest, net of buyouts	(28)	(775)
Exercise of stock options	--	973
Purchase of treasury stock	--	(73)
Discontinued operations	(8)	(294)

Net cash used in financing activities	(26,689)	(31,381)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,144)	(12,954)

Cash and cash equivalents, beginning of period, includes cash from discontinued operations of $(198) and $4,650
for December 31, 2006 and 2005, respectively	27,659	25,727

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(349) and $832
for June 30, 2007 and 2006, respectively	$18,515	$12,773

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2007	2006
Reconciliation of net income to net cash provided by operating activities:
Net income	$149	$2,641
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	20,784	21,649
Depreciation and amortization	5,592	5,444
Provision for uncollectible accounts	254	67
Provision for deferred income taxes	3,233	(463)
Income on equity investments	--	(134)
Non-cash share based compensation	1,176	1,019
Other	(32)	(396)
Discontinued Operations	286	(5,902)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(729)	1,375
Other receivables	732	1,269
Other assets	(450)	729
Accounts payable	(439)	88
Accrued expenses	(3,458)	(2,460)

Total adjustments	26,949	22,285

Net cash provided by operating activities	$27,098	$24,926

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2007 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

During the fourth quarter of 2006, we also sold our cryosurgery operations, committed to a plan to sell our Rocky Mountain Prostate business and announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device. Accordingly, all of these activities have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

2. Debt

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. At June 30, 2007, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of June 30, 2007.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Six Months Ended June 30, 2007
Net income	$149	$149

Weighted average shares outstanding	35,416	35,416
Effect of dilutive securities	--	6

Shares for EPS calculation	35,416	35,422

Net income per share	$--	$--

Six Months Ended June 30, 2006
Net income	$2,641	$2,641

Weighted average shares outstanding	34,981	34,981
Effect of dilutive securities	--	325

Shares for EPS calculation	34,981	35,306

Net income per share	$0.08	$0.07

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended June 30, 2007
Net income	$179	$179

Weighted average shares outstanding	35,425	35,425
Effect of dilutive securities	--	1

Shares for EPS calculation	35,425	35,426

Net income per share	$0.01	$0.01

Three Months Ended June 30, 2006
Net income	$1,368	$1,368

Weighted average shares outstanding	35,056	35,056
Effect of dilutive securities	--	305

Shares for EPS calculation	35,056	35,361

Net income per share	$0.04	$0.04

We did not include in our computation of diluted EPS unexercised stock options to purchase 3,881,000 and 1,015,000 shares of our common stock as of June 30, 2007 and 2006, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). In June 2006, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2 million shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares).

4. Segment Reporting

We now have two reportable segments: urology services and medical products. Our specialty vehicle manufacturing division, which was sold on July 31, 2006, was also considered a reportable segment prior to its sale. The urology services segment provides services related to the operation of lithotripters and lasers, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Our medical products segment manufactures, sells and maintains lithotripters and their related consumables, and markets fixed and mobile tables for urological treatments and imaging, as well as patient handling tables for use by pain management clinics. The operations of our Claripath pathology laboratory are also included in our medical products segment at this time. Our specialty vehicle manufacturing segment designed, constructed and engineered mobile trailers, coaches and special purpose mobile units that transport high technology medical devices, equipment designed for mobile command and control centers, and equipment for broadcasting and communications applications.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products
Six Months Ended June 30, 2007

Revenue from external customers	$59,221	$8,825
Intersegment revenues	--	4,801
Segment profit	4,442	17

Six Months Ended June 30, 2006

Revenue from external customers	$61,867	$11,410
Intersegment revenues	--	5,190
Segment profit (loss)	7,960	(763)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Six Months ended June 30,
($ in thousands)	2007	2006
Total segment profit	$4,459	$7,197
Unallocated corporate revenues	268	303
Unallocated corporate expenses:
General and administrative	(3,701)	(4,125)
Net interest income (expense)	302	(94)
Other, net	(366)	(382)

Total unallocated corporate expenses	(3,765)	(4,601)

Income before income taxes	$962	$2,899

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

($ in thousands)	Urology Services	Medical Products
Three Months Ended June 30, 2007

Revenue from external customers	$30,836	$4,586
Intersegment revenues	--	2,232
Segment profit (loss)	2,772	(103)

Three Months Ended June 30, 2006

Revenue from external customers	$31,113	$5,210
Intersegment revenues	--	2,513
Segment profit (loss)	4,794	(684)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Three Months ended June 30,
($ in thousands)	2007	2006
Total segment profit	$2,669	$4,110
Unallocated corporate revenues	141	151
Unallocated corporate expenses:
General and administrative	(1,884)	(2,539)
Net interest income (expense)	150	(45)
Other, net	(178)	(191)

Total unallocated corporate expenses	(1,912)	(2,775)

Income before income taxes	$898	$1,486

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

As of June 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $4.3 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. We have included approximately $752,000 and $381,000 for share-based compensation cost in the accompanying condensed consolidated statements of income for the six months ended June 30, 2007 and 2006, respectively.

Share-based compensation expense recognized during the quarters ended June 30, 2007 and 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

6. Inventory

As of June 30, 2007 and December 31, 2006, inventory consisted of the following:

($ in thousands)	June 30, 2007	December 31, 2006
Raw Materials	$8,600	$7,070
Finished Goods	2,943	4,404

	$11,543	$11,474

7. Discontinued Operations

In November, 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (“EDAP”). As a result of this decision and a termination agreement we entered into with EDAP, we forfeited the exclusive rights to distribute such device in the United States, when and if a Pre-Market Approval of such device is granted by the FDA and forfeited our rights to vest in additional warrants to acquire EDAP common stock. We have accordingly included our costs related to the clinical trials of High Intensity Focused Ultrasound (“HIFU”) in discontinued operations in the accompanying condensed consolidated statements of income.

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. In July 2006, we entered into a purchase agreement to sell the RMPT business for $1.35 million. The closing of such sale is subject to customary closing conditions. We have classified this business as held for sale in the accompanying condensed consolidated financial statements and included its results from operations in discontinued operations.

On November 30, 2006, we sold our cryosurgery operations to Advanced Medical Partners, Inc. (“AMPI”). We used the proceeds from the sale to acquire approximately 10% of the outstanding shares of AMPI. Due to the uncertainty of any future distributions, we have assigned no value to this investment in a closely held private company. We have included the operations of this business in discontinued operations in the accompanying condensed consolidated statements of income.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

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

The following table details selected financial information included in income (loss) from discontinued operations in the condensed consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006.

Condensed Consolidated Statements of Income
($ in thousands)	2007	2006
For the Six Months Ended June 30
Revenue
Specialty Vehicle Manufacturing	$--	$51,993
CryoSurgery	--	869
Rocky Mountain Prostate Thermotherapies	2,237	2,206
HIFU	--	--
Cost of services
Specialty Vehicle Manufacturing	--	(45,233)
CryoSurgery	--	(893)
Rocky Mountain Prostate Thermotherapies	(2,440)	(2,274)
HIFU	(198)	(321)
Depreciation and amortization
Specialty Vehicle Manufacturing	--	(541)
CryoSurgery	--	(285)
Rocky Mountain Prostate Thermotherapies	--	(82)
HIFU	--	(8)
Other
Specialty Vehicle Manufacturing	--	(42)
Interest expense allocated to discontinued operations	--	(4,049)
CryoSurgery	--	(3)
Rocky Mountain Prostate Thermotherapies	--	--
HIFU	--	--
Income tax benefit (expense)	154	(323)

Income (loss) from discontinued operations	$(247)	$1,014

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

Condensed Consolidated Statements of Income
($ in thousands)	2007	2006
For the Three Months Ended June 30
Revenue
Specialty Vehicle Manufacturing	$--	$26,314
CryoSurgery	--	416
Rocky Mountain Prostate Thermotherapies	1,099	991
HIFU	--	--
Cost of services
Specialty Vehicle Manufacturing	--	(22,791)
CryoSurgery	--	(435)
Rocky Mountain Prostate Thermotherapies	(1,274)	(1,072)
HIFU	(49)	(150)
Depreciation and amortization
Specialty Vehicle Manufacturing	--	(210)
CryoSurgery	--	(141)
Rocky Mountain Prostate Thermotherapies	--	(44)
HIFU	--	(4)
Other
Specialty Vehicle Manufacturing	--	(20)
Interest expense allocated to discontinued operations	--	(2,145)
CryoSurgery	--	(1)
Rocky Mountain Prostate Thermotherapies	--	--
HIFU	--	--
Income tax benefit (expense)	86	(159)

Income (loss) from discontinued operations	$(138)	$549

Assets and liabilities held for sale as of June 30, 2007 and December 31, 2006 relate entirely to our RMPT operations and primarily consist of accounts receivable, supplies and accrued expenses.

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations”, we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $2,145,000 and $4,049,000 for the three and six months ended June 30, 2006.

8. Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Adoption of FIN 48 on January 1, 2007, did not result in a cumulative effect adjustment to our retained earnings. At January 1, 2007, our unrecognized tax benefits totaled $2.4 million and are included in deferred and other tax liabilities, none of which, if recognized in total, would impact the effective income tax rate. There have been no additions or subtractions to the total unrecognized tax benefits during the quarter ended June 30, 2007.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007 (Unaudited)

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

9. Aquisitions

Effective April 28, 2007, we acquired a 21% general partner interest in Keystone Mobile Partners, L.P. (“Keystone”) and an additional 14% limited partner interest in Keystone for an aggregate purchase price of approximately $6.8 million plus certain additional cash consideration to be paid depending on the number of limited partner units sold by us in a post-closing offering of such units, plus certain earnouts. Keystone provides lithotripsy services to the Greater Philadelphia and eastern Pennsylvania area. We recorded approximately $7 million of goodwill related to this transaction, all of which is tax deductible.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100 for each of the first six month periods of 2007 and 2006. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

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

Medical Products. We manufacture, sell and maintain lithotripters and their related consumables. We also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables, and are the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath pathology laboratory are also included in our medical products segment at this time.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed monthly contractual rate.

•

Fees for equipment sales, consumable sales and licensing applications. We manufacture, sell and maintain lithotripters and certain medical tables, we distribute the Revolix laser and we also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated. In some cases, we lease certain equipment to our partnerships as well as third parties. Revenues from these leases are recognized on a monthly basis or as procedures are performed.

•

Fees for Claripath anatomical pathology services. We provide anatomical pathology services primarily to the urology market place. Revenues from these services are recorded when the related laboratory procedures are performed.

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

A significant portion of our revenue had been derived from our specialty vehicle manufacturing operations. Revenue from the manufacture of trailers where we had a customer contract prior to beginning production was recognized when the project was substantially complete. Substantially complete was when the following had occurred (1) all significant work on the project was done; (2) the specifications under the contract had been met; and (3) no significant risks remained. Revenue from the manufacture of trailers built to an OEM’s forecast was recognized upon delivery.

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

Recent Developments

Effective April 28, 2007, we acquired all of the outstanding capital stock of Keystone ABG, Inc., which owns a 21% general partner interest in Keystone Mobile Partners, L.P. (the “Partnership”), and an approximate 14% limited partner interest in the Partnership from the owners thereof, for an aggregate purchase price of $6.8 million, plus certain additional cash consideration to be paid depending on the number of limited partner units sold by us in a post-closing offering of such units, plus an earnout.

Sam B. Humphries, our President and Chief Executive Officer, suffered a cardiac event on May 21, 2007. Mr. Humphries remains in the hospital and continues to recover. It is difficult to assess when Mr. Humphries might be able to return to HealthTronics. James S.B. Whittenburg, our President-Urology Services, has been appointed acting President and Chief Executive Officer.

On July 9, 2007, Mr. Christopher B. Schneider resigned his position as President-Medical Products. Mr. Schneider will provide consulting services to us until December 31, 2007 and we will pay him approximately $22,600 per month through December, 2007. Mr. Schneider’s departure was part of an overall refocusing of our sales and marketing strategy for Medical Products.

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment related primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006. As of June 30, 2007, we had goodwill of $234 million.

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

Six months ended June 30, 2007 compared to the Six months ended June 30, 2006

Our total revenues for the six months ended June 30, 2007 decreased $5,266,000 (7%) as compared to the same period in 2006. Revenues from our urology services segment decreased $2,646,000 (4%) in the first half of 2007 as compared to the same period in 2006. Revenues from our lithotripsy business decreased $2,535,000 for the first half of 2007 as compared to the same period in 2006, while revenues from our prostate business decreased $111,000 for the first half of 2007 as compared to the same period in 2006. The actual number of lithotripsy procedures performed in the first half of 2007 decreased by 8% compared to the same period in 2006, primarily due to partnership and mobile route closures in late 2006 and continued weak performance across our western region partnerships in early 2007. The average rate per procedure increased by 1% in the first half of 2007 as compared to the same period in 2006. Revenues for our medical products segment decreased by $2,585,000 (23%) for the first half of 2007 compared to the same period in 2006. Medical products revenues before intersegment eliminations totaled $13,626,000 for the first half of 2007 and $16,600,000 for the same period in 2006. We sold 4 devices and 28 tables in the first half of 2007 compared to 14 devices and 45 tables during the same period in 2006. Revenues from our service operations and consumable sales decreased $1,602,000 in the first half of 2007 as compared to the same period in 2006. This decrease relates primarily to lower electrode sales especially as related to our foreign operations which we closed in late 2006. Revenues from our new laboratory which commenced operations in January 2006, totaled $1,493,000 and $528,000 for the six months ended June 30, 2007 and 2006, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the first half of 2007 decreased $1,921,000 compared to first half of 2006. Our costs associated with salaries, wages and benefits increased $1,155,000 (5%) in the first half of 2007 as compared to the same period in 2006, primarily due to performance merit increases and variable compensation and strategic resource additions related to our laboratory operations and Revolix technology, which were partially offset by decreases from our restructuring efforts in late 2006. Our costs associated with other costs of services for the six months ended June 30, 2007 increased $1,061,000 (12%) compared to the same period in 2006. This increase is primarily due to several large gains on the sales of certain partnership interests in 2006, which were recorded against this expense category. Our general and administrative costs decreased $389,000 (9%) over the first half of 2006, primarily due to decreased costs related to our restructuring efforts in late 2006. Costs associated with legal and professional fees decreased $844,000 (44%) in the first half of 2007 as compared to the same period 2006. This decrease is primarily due to fees from our strategic consultants incurred in 2006. Manufacturing costs decreased $2,596,000 (40%) in the six month period ending June 30, 2007 as compared to the same period in 2006. This decrease is due primarily to the decrease in the cost of sales to external customers. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales. Advertising costs decreased $251,000 (31%) in the first half of 2007 as compared to the same period in 2006. This relates primarily to payments for product endorsement in 2006.

Income from discontinued operations in the first half of 2007 decreased $1,261,000 compared to the first half of 2006. The income from discontinued operations in the first six months of 2006 included $1,500,000 attributable to our specialty vehicle manufacturing segment and $486,000 in losses attributable to our HIFU, Cryosurgery, and Rocky Mountain Thermotherapy (“RMPT”) operations. In 2007, we had a loss from discontinued operations of $247,000 attributable to our Rocky Mountain Thermotherapy and HIFU operations. In July 2006, we entered into a purchase agreement to sell the RMPT business for $1.35 million. The closing of such sale is subject to customary closing conditions.

Depreciation and amortization expense increased $148,000 in the first half of 2007 as compared to the same period in 2006, due to an increase in our fixed assets from June 30, 2006 to June 30, 2007.

Minority interest in consolidated income for the six month period ended June 30, 2007 decreased $865,000 (4%) compared to the same period in 2006, as a result of a decrease in income from our urology services segment due primarily to lower revenues.

Provision for income taxes in the first half of 2007 decreased $706,000 compared to 2006 due to the decrease in our taxable net income during the same periods, partially offset in an increase in the effective tax rate in 2007 due to non-deductible share-based compensation.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Our total revenues for the three months ended June 30, 2007 decreased $911,000 (2%) as compared the same period in 2006. Revenues from our urology services segment decreased $277,000 (1%) in the second quarter of 2007 as compared to the same period in 2006. Revenues from our lithotripsy business decreased $475,000 for the second quarter of 2007 as compared to the same period in 2006, while revenues from our prostate business increased $198,000 in the second quarter of 2007 as compared to the same period in 2006. The actual number of lithotripsy procedures performed in the second quarter of 2007 decreased by 5% compared to 2006, primarily due to partnership and mobile route closures in late 2006 and continued weak performance across our western region partnerships in 2007. The average rate per procedure increased by 1% in the second quarter of 2007 as compared to the same period in 2006. Revenues for our medical products segment decreased by $624,000 (12%) for the quarter ended June 30, 2007 compared to the same period in 2006. Medical products revenues before intersegment eliminations totaled $6,818,000 for the second quarter of 2007 and $7,723,000 for the same period in 2006. We sold 3 devices and 4 tables in the second quarter of 2007 compared to 6 devices and 21 tables during the same period in 2006. Revenues from our service operations and consumable sales decreased $765,000 in the second quarter of 2007 as compared to 2006. This decrease relates primarily to lower service contract revenues and lower electrode sales especially as related to our foreign operations, which we closed in late 2006. Revenues from our new laboratory which commenced operations in January 2006, totaled $877,000 and $262,000 for the quarters ended June 30, 2007 and 2006, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the second quarter of 2007 was consistent with such costs during the second quarter of 2006. Our costs associated with salaries, wages and benefits increased $1,031,000 (10%) in the second quarter of 2007 as compared to the same period in 2006, primarily due to performance merit increases and variable compensation, strategic resource additions related to our laboratory operations, Revolix technology, and corporate marketing, which were partially offset by decreases from our restructuring efforts in late 2006. Our costs associated with other costs of services for the quarter ended June 30, 2007 increased $1,346,000 (37%) compared to the same period in 2006. This increase is primarily due to gains on the sales of certain partnership interests in 2006 and increased costs for repairs and maintenance, partially offset by lower costs for medical supplies. Our general and administrative costs decreased $289,000 (14%) over the second quarter of 2006, primarily due to decreased costs related to our restructuring efforts in late 2006. Costs associated with legal and professional fees decreased $946,000 (66%) in the second quarter of 2007 as compared to the same period 2006. This decrease is primarily due to fees from our strategic consultants incurred in 2006. Manufacturing costs decreased $964,000 (35%) in the three month period ending June 30, 2007 as compared to the same period in 2006. This decrease is due primarily to the decrease in the cost of sales to external customers. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales. Advertising costs decreased $200,000 (34%) in the second quarter of 2007 as compared with the same period in 2006. This relates primarily to payments for product endorsement in 2006.

Income from discontinued operations in the second quarter of 2007 decreased $687,000 compared to the second quarter of 2006. The income from discontinued operations in the second quarter of 2006 included $819,000 attributable to our specialty vehicle manufacturing segment and $270,000 in losses attributable to our HIFU, Cryosurgery, and Rocky Mountain Thermotherapy operations. In the second quarter of 2007, we had a loss from discontinued operations of $138,000 attributable to our Rocky Mountain Thermotherapy and HIFU operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2006, we entered into a purchase agreement to sell the RMPT business for $1.35 million. The closing of such sale is subject to customary closing conditions.

Depreciation and amortization expense increased $21,000 in the second quarter of 2007 as compared to the same period in 2006, due to an increase in our fixed assets from June 30, 2006 to June 30, 2007.

Minority interest in consolidated income for the three month period ended June 30, 2007 decreased $18,000 compared to the same period in 2006, as a result of a decrease in income from our urology services segment due primarily to lower revenues.

Provision for income taxes in the second quarter of 2007 decreased $86,000 compared to 2006 due to the decrease in our taxable net income during the same periods, partially offset by an increase in the effective tax rate in 2007 due to non-deductible share-based compensation.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $18,864,000 and $27,857,000 at June 30, 2007 and December 31, 2006, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the six months ended June 30, 2007 and 2006, our subsidiaries distributed cash of approximately $25,079,000 and $29,800,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $27,098,000 for the six months ended June 30, 2007 and $24,926,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007 compared to the same period in 2006, fee and other revenue collected decreased by $7,931,000 due primarily to our decreased revenues. Cash paid to employees, suppliers of goods and others for the six months ended June 30, 2007 decreased by $3,789,000 compared to the same period in 2006. This fluctuation is attributable to a decrease in overall expenses partially offset by a significant payoff of accrued expenses and prepayments on 2007 insurance policies.

Cash used by our investing activities for the six months ended June 30, 2007, was $9,553,000. We utilized approximately $7 million in cash to acquire our interests in the new Keystone partnership and purchased equipment and leasehold improvements totaling $3,466,000 in 2007. Cash used by our investing activities for the six months ended June 30, 2006, was $6,499,000 primarily due to $6,464,000 in equipment and leasehold improvements purchases.

Cash used in our financing activities for the six months ended June 30, 2007, was $26,689,000, primarily due to distributions to minority interests of $25,079,000 and payments on notes payable of $2,670,000 partially offset by borrowings on notes payable of $1,096,000. Cash used in our financing activities for the six months ended June 30, 2006, was $31,381,000, primarily due to distributions to minority interests of $29,800,000 and net payments on notes payable of $1,412,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable as of June 30, 2007 increased $352,000 from December 31, 2006. This increase relates primarily to purchased receivables in our new Keystone partnership offset by lower urology revenues as well as to the timing of collections. Bad debt expense was less than $275,000 for the six months ended June 30, 2007.

Inventory as of June 30, 2007, totaled $11,543,000 and increased $69,000 from December 31, 2006.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of June 30, 2007, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of June 30, 2007.

Other

Other long term debt. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of June 30, 2007, we had notes totaling $9.9 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. The notes bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At June 30, 2007, we had an obligation totaling $225,000 related to payments to the previous owner of Aluminum Body Corporation, a wholly owned subsidiary of ours that we sold as part of the sale of our specialty vehicles manufacturing segment (“ABC”), for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at June 30, 2007, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $83,340 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $50,000 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement. We have an obligation totaling $120,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee of our Medical Products division.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General The following table presents our contractual obligations as of June 30, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$9,907	$5,162	$4,026	$686	$33
Operating Leases (2)	6,723	1,694	2,693	1,627	709
Non-compete contracts (3)	478	365	113	--	--

Total	$17,108	$7,221	$6,832	$2,313	$742

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $225 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $83 due to a previous employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $50 due to previous employees of HSS, at a rate of $13 per month until October 31, 2007, and an obligation of $120 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

In addition, the scheduled principal repayments for all long term debt as of June 30, 2007 are payable as follows:

($ in thousands)
2007	$5,162
2008	2,368
2009	1,658
2010	617
2011	69
Thereafter	33

Total	$9,907

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as described in Note 8 to the condensed consolidated financial statements. As of January 1, 2007 and June 30, 2007, our total liabilities for unrecognized tax benefits amounted to $2.4 million. We do not believe that our adoption of FIN 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payment of our FIN 48 liabilities.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operation.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2007, we had long-term debt (including current portion) totaling $9,907,000, of which $6,371,000 had fixed rates of 1% to 11%, and $3,536,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $3,536,000. We make monthly or quarterly payments of principal and interest on $1,802,000 of the floating rate debt. An increase in interest rates of 1% would result in a $35,400 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of June 30, 2007, under the supervision and with the participation of our management, including our acting Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our acting Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2007, we held an annual meeting of our stockholders to consider and vote on the election of our board of directors. Management solicited proxies for this meeting.

1) The following nine individuals were nominated to serve on our board of directors: R. Steven Hicks, Sam B. Humphries, Donny R. Jackson, Timothy J. Lindgren, Kevin A Richardson, II, Kenneth S. Shifrin, Perry M. Waughtal, Argil J. Wheelock, M.D and Mark G. Yudof.

All nominees were elected. The voting was as follows:

Nominee	Votes For	Votes Against	Votes Withheld
R. Steven Hicks	30,764,823	783,796	-
Sam B. Humphries	30,602,129	946,490	-
Donny R. Jackson	29,722,486	1,826,133	-
Timothy J. Lindgren	29,880,164	1,668,455	-
Kevin A. Richardson, II	30,456,117	1,092,502	-
Kenneth S. Shifrin	29,961,868	1,586,751	-
Perry M. Waughtal	30,181,885	1,366,734	-
Argil J. Wheelock, M.D.	30,464,872	1,083,747	-
Mark G. Yudof	30,773,857	774,762	-

Item 6. Exhibits

10.1 10.2 10.3	Agreement and Release, dated as of April 3, 2007, by and among HealthTronics, Inc., HT Prostate Therapy Management Company, LLC, EDAP TMS S. A., EDAP S. A. and Technomed Medical Systems S. A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007).

First Amendment to Stock Purchase Agreement, dated as of May 25, 2007, by and among Healthtronics, Inc., Lithotripters, Inc., Keystone ABG Inc., Keystone Kidney Associates, PC, David Arsht, D.O., P. Kenneth Brownstein, M.D., Larry E. Goldstein, M.D. and Michael Dernoga (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007).

First Amendment to Interest Purchase Agreement, dated as of May 25, 2007, by and among HealthTronics, Inc., Lithotripters, Inc., David Arsht, D.O., P. Kenneth Brownstein, M.D., Larry E. Goldstein, M.D. and Michael Dernoga (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007).

10.4 10.5 31.1* 31.2* 32.1* 32.2*	Letter agreement, dated as of July 9, 2007, by and among HealthTronics, Inc., HT Prostate Therapy Management Company, LLC, EDAP TMS S. A., EDAP S. A. and Technomed Medical Systems S. A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

Termination and Consulting Agreement, dated July 9, 2007, by and between HealthTronics, Inc. and Christopher B. Schneider. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007).

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2007	HEALTHTRONICS, INC. By: /s/ Ross A. Goolsby Ross A. Goolsby Chief Financial Officer