Form 10-Q
period 2007-09-30
HEALTHTRONICS, INC.
filed 2007-11-05
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
OR
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

Large Accelerated Filer  ☐                 Accelerated Filer   ☒                 Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at November 1, 2007 35,425,097

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Urology Services	$31,625	$31,108	$90,846	$92,975
Medical Products	4,176	4,640	13,002	16,050
Other	154	115	421	418

Total revenue	35,955	35,863	104,269	109,443

Cost of services and general and administrative expenses:
Salaries, wages and benefits	10,224	11,481	32,479	32,580
Other costs of services	4,700	4,793	14,249	13,282
General and administrative	1,863	2,250	5,663	6,439
Legal and professional	1,069	1,703	2,162	3,640
Manufacturing costs	1,750	1,980	5,598	8,424
Advertising	237	140	793	947
Other	203	39	218	259
Depreciation and amortization	2,747	2,888	8,339	8,332

	22,793	25,274	69,501	73,903

Operating income	13,162	10,589	34,768	35,540

Other income (expenses):
Interest and dividends	247	253	835	496
Interest expense	(196)	(249)	(644)	(895)

	51	4	191	(399)

Income from continuing operations before provision
for income taxes and minority interest	13,213	10,593	34,959	35,141

Minority interest in consolidated income	12,214	11,381	32,998	33,030

Provision (benefit) for income taxes	389	(10)	956	1,262

Income (loss) from continuing operations	610	(778)	1,005	849

Income (loss) from discontinued operations, net of tax	135	31,955	(111)	32,969

Net income	$745	$31,177	$894	$33,818

Basic earnings per share:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.03	$0.02
Income (loss) from discontinued operations	$--	$0.90	$--	$0.94

Net income	$0.02	$0.88	$0.03	$0.96

Weighted average shares outstanding	35,425	35,286	35,419	35,084

Diluted earnings per share:
Income (loss) from continuing operations	$0.02	$(0.02)	$0.03	$0.02
Income (loss) from discontinued operations	$--	$0.90	$--	$0.94

Net income	$0.02	$0.88	$0.03	$0.96

Weighted average shares outstanding	35,425	35,370	35,423	35,329

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$23,257	$27,857
Accounts receivable, less allowance for doubtful
accounts of $2,315 in 2007 and $2,166 in 2006	20,873	22,752
Other receivables	2,092	1,201
Deferred income taxes	12,326	6,825
Prepaid expenses and other current assets	2,019	1,716
Inventory	10,359	11,474

Total current assets	70,926	71,825

Property and equipment:
Equipment, furniture and fixtures	46,868	46,155
Building and leasehold improvements	12,422	12,710

	59,290	58,865
Less accumulated depreciation and
amortization	(26,152)	(24,595)

Property and equipment, net	33,138	34,270

Assets held for sale	--	1,258
Other investments	1,385	1,348
Goodwill, at cost	234,648	229,261
Intangible assets	5,408	5,669
Other noncurrent assets	4,609	3,102

	$350,114	$346,733

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	September 30, 2007	December 31, 2006
LIABILITIES

Current liabilities:
Current portion of long-term debt	$4,844	$5,664
Accounts payable	5,775	6,295
Accrued distributions to minority interests	126	7,687
Accrued expenses	7,213	10,477

Total current liabilities	17,958	30,123

Liabilities held for sale	--	258
Long-term debt, net of current portion	4,824	5,673
Other long term obligations	95	134
Deferred income taxes	33,627	24,924

Total liabilities	56,504	61,112

Minority interest	35,995	30,104

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 35,475,236 issued and 35,425,097 outstanding in 2007; 35,475,236 issued and 35,379,831
outstanding in 2006	201,719	200,941
Accumulated earnings	56,368	55,473
Treasury stock, at cost, 50,139 shares in 2007 and 95,405 shares in 2006	(472)	(897)

Total stockholders' equity	257,615	255,517

	$350,114	$346,733

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$108,005	$113,897
Cash paid to employees, suppliers of goods and others	(61,433)	(63,317)
Interest received	835	495
Interest paid	(642)	(1,028)
Taxes paid	(903)	(440)
Discontinued operations	(298)	(12,761)

Net cash provided by operating activities	45,564	36,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(7,976)	--
Purchases of equipment and leasehold improvements	(6,838)	(8,597)
Proceeds from sales of assets	1,017	692
Distributions from investments	--	306
Other	(18)	--
Discontinued operations	1,335	138,519

Net cash (used in) provided by investing activities	(12,480)	130,920

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	2,546	2,381
Payments on notes payable, exclusive of interest	(4,483)	(132,152)
Distributions to minority interest	(35,697)	(40,764)
Contributions by minority interest, net of buyouts	168	(570)
Exercise of stock options	--	1,801
Purchase of treasury stock	--	(73)
Discontinued operations	(20)	(282)

Net cash used in financing activities	(37,486)	(169,659)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,402)	(1,893)

Cash and cash equivalents, beginning of period, includes cash from discontinued operations of $(198) and $4,650
for December 31, 2006 and 2005, respectively	27,659	25,727

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $156
for September 30, 2006	$23,257	$23,834

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2007	2006
Reconciliation of net income to net cash provided by operating activities:
Net income	$894	$33,818
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	32,998	33,030
Depreciation and amortization	8,339	8,332
Provision for uncollectible accounts	(8)	119
Provision for deferred income taxes	3,200	463
Income on equity investments	--	(287)
Non-cash share based compensation	1,204	1,414
Other	7	(356)
Discontinued Operations	(117)	(45,032)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	1,764	2,559
Other receivables	(512)	1,031
Other assets	1,656	481
Accounts payable	(639)	1,154
Accrued expenses	(3,222)	120

Total adjustments	44,670	3,028

Net cash provided by operating activities	$45,564	$36,846

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2007 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

During the fourth quarter of 2006, we also sold our cryosurgery operations, committed to a plan to sell our Rocky Mountain Prostate business and announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device. Accordingly, all of these activities have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. In September 2007, we completed the sale of our Rocky Mountain Prostate business.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

2. Debt

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. At September 30, 2007, there were no amounts drawn on the revolver. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of September 30, 2007.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Nine Months Ended September 30, 2007

Net income	$894	$894

Weighted average shares outstanding	35,419	35,419
Effect of dilutive securities	--	4

Shares for EPS calculation	35,419	35,423

Net income per share	$0.03	$0.03

Nine Months Ended September 30, 2006

Net income	$33,818	$33,818

Weighted average shares outstanding	35,084	35,084
Effect of dilutive securities	--	245

Shares for EPS calculation	35,084	35,329

Net income per share	$0.96	$0.96

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended September 30, 2007

Net income	$745	$745

Weighted average shares outstanding	35,425	35,425
Effect of dilutive securities	--	--

Shares for EPS calculation	35,425	35,425

Net income per share	$0.02	$0.02

Three Months Ended September 30, 2006

Net income	$31,177	$31,177

Weighted average shares outstanding	35,286	35,286
Effect of dilutive securities	--	84

Shares for EPS calculation	35,286	35,370

Net income per share	$0.88	$0.88

We did not include in our computation of diluted EPS unexercised stock options to purchase 3,487,000 and 2,364,000 shares of our common stock as of September 30, 2007 and 2006, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). In June 2006, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2 million shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares).

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products
Nine Months Ended September 30, 2007

Revenue from external customers	$90,846	$13,002
Intersegment revenues	--	6,895
Segment profit	7,210	64

Nine Months Ended September 30, 2006

Revenue from external customers	$92,975	$16,050
Intersegment revenues	--	7,116
Segment profit (loss)	11,428	(1,040)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Nine Months ended September 30,
($ in thousands)	2007	2006
Total segment profit	$7,274	$10,388
Unallocated corporate revenues	421	418
Unallocated corporate expenses:
General and administrative	(5,599)	(8,142)
Net interest income (expense)	408	23
Other, net	(543)	(576)

Total unallocated corporate expenses	(5,734)	(8,695)

Income before income taxes	$1,961	$2,111

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

($ in thousands)	Urology Services	Medical Products
Three Months Ended September 30, 2007

Revenue from external customers	$31,625	$4,176
Intersegment revenues	--	2,093
Segment profit	2,768	47

Three Months Ended September 30, 2006

Revenue from external customers	$31,108	$4,640
Intersegment revenues	--	1,735
Segment profit (loss)	3,468	(277)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Three Months ended September 30,
($ in thousands)	2007	2006
Total segment profit	$2,815	$3,191
Unallocated corporate revenues	154	115
Unallocated corporate expenses:
General and administrative	(1,898)	(4,018)
Net interest income (expense)	105	118
Other, net	(177)	(194)

Total unallocated corporate expenses	(1,970)	(4,094)

Income (loss) before income taxes	$999	$(788)

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

As of September 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. We have included approximately $780,000 and $683,000 for share-based compensation cost in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2007 and 2006, respectively.

Share-based compensation expense recognized during the quarters ended September 30, 2007 and 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

6. Inventory

As of September 30, 2007 and December 31, 2006, inventory consisted of the following:

($ in thousands)	September 30, 2007	December 31, 2006
Raw Materials	$6,859	$7,070
Finished Goods	3,500	4,404

	$10,359	$11,474

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

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. In July 2006, we entered into a purchase agreement to sell the RMPT business for $1.35 million. This sale closed on September 28, 2007. We classified this business as held for sale in the accompanying condensed consolidated balance sheet and included its results from operations in discontinued operations.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

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

The following table details selected financial information included in income (loss) from discontinued operations in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006.

Condensed Consolidated Statements of Income
($ in thousands)	2007	2006
For the Nine Months Ended September 30

Revenue
Specialty Vehicle Manufacturing	$--	$57,526
CryoSurgery	--	1,215
Rocky Mountain Prostate Thermotherapies	3,268	3,178
HIFU	--	--
Cost of services
Specialty Vehicle Manufacturing	--	(51,566)
CryoSurgery	--	(1,164)
Rocky Mountain Prostate Thermotherapies	(3,694)	(3,327)
HIFU	(209)	(508)
Depreciation and amortization
Specialty Vehicle Manufacturing	--	(542)
CryoSurgery	--	(435)
Rocky Mountain Prostate Thermotherapies	--	(150)
HIFU	--	(12)
Other
Specialty Vehicle Manufacturing	--	(72)
Interest expense allocated to discontinued operations	--	(4,830)
CryoSurgery	--	(3)
Rocky Mountain Prostate Thermotherapies	--	--
HIFU	--	--

Income (loss) from discontinued operations	$(635)	$(690)

Gain on sale of Specialty Vehicle Manufacturing	--	53,551
Gain on sale of Rocky Mountain Prostate
Thermotherapies	454	--
Income tax benefit (expense)	70	(19,892)

Discontinued operations, net of tax	$(111)	$32,969

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

Condensed Consolidated Statements of Income
($ in thousands)	2007	2006
For the Three Months Ended September 30

Revenue
Specialty Vehicle Manufacturing	$--	$5,533
CryoSurgery	--	346
Rocky Mountain Prostate Thermotherapies	1,031	972
HIFU	--	--
Cost of services
Specialty Vehicle Manufacturing	--	(6,333)
CryoSurgery	--	(271)
Rocky Mountain Prostate Thermotherapies	(1,255)	(1,053)
HIFU	(10)	(187)
Depreciation and amortization
Specialty Vehicle Manufacturing	--	--
CryoSurgery	--	(150)
Rocky Mountain Prostate Thermotherapies	--	(68)
HIFU	--	(4)
Other
Specialty Vehicle Manufacturing	--	(30)
Interest expense allocated to discontinued operations	--	(780)
CryoSurgery	--	--
Rocky Mountain Prostate Thermotherapies	--	--
HIFU	--	--

Income (loss) from discontinued operations	$(234)	$(2,025)

Gain on sale of Specialty Vehicle Manufacturing	--	53,551
Gain on sale of Rocky Mountain Prostate
Thermotherapies	454	--
Income tax benefit (expense)	(85)	(19,571)

Discontinued operations, net of tax	$135	$31,955

Assets and liabilities held for sale as of December 31, 2006 relate entirely to our RMPT operations and primarily consist of accounts receivable, supplies and accrued expenses.

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations”, we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $780,000 and $4,830,000 for the three and nine months ended September 30, 2006.

8. Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Adoption of FIN 48 on January 1, 2007, did not result in a cumulative effect adjustment to our retained earnings. At January 1, 2007, our unrecognized tax benefits totaled $2.4 million and are included in deferred and other tax liabilities, none of which, if recognized in total, would impact the effective income tax rate. There have been no additions or subtractions to the total unrecognized tax benefits during the quarter ended September 30, 2007.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)

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

9. Aquisitions

Effective April 28, 2007, we acquired a 21% general partner interest in Keystone Mobile Partners, L.P. (“Keystone”) and an additional 14% limited partner interest in Keystone for an aggregate purchase price of approximately $6.8 million plus certain additional cash consideration to be paid depending on the number of limited partner units sold by us in a post-closing offering of such units, plus certain earnouts. In August 2007, we completed our post-closing offering of the limited partner units and paid an additional $934,000. Keystone provides lithotripsy services to the Greater Philadelphia and eastern Pennsylvania area. We recorded approximately $8 million of goodwill related to this transaction, all of which is tax deductible.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100 for each of the first nine month periods of 2007 and 2006. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

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

We recognize urology revenue primarily from the following sources:

•

Fees for urology services. A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. Benign prostate disease and prostate cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. These services are also primarily performed through limited partnerships or other entities, which we manage.

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

Recent Developments

Effective April 28, 2007, we acquired all of the outstanding capital stock of Keystone ABG, Inc., which owns a 21% general partner interest in Keystone Mobile Partners, L.P. (the “Partnership”), and an approximate 14% limited partner interest in the Partnership from the owners thereof, for an aggregate purchase price of $6.8 million, plus certain additional cash consideration to be paid depending on the number of limited partner units sold by us in a post-closing offering of such units, plus an earnout. In August 2007, we completed our post-closing offering of the limited partner units and paid an additional $934,000.

On August 7, 2007, Sam B. Humphries, our President and Chief Executive Officer, died as a result of complications from a May 21, 2007 cardiac event. Mr. Humphries had been on medical leave since May 21, 2007.

On August 13, 2007, our Board of Directors appointed James S. B. Whittenburg as our President and Chief Executive Officer and as a member of our Board of Directors. Mr. Whittenburg had been serving as acting President and Chief Executive Officer since late May, 2007. Prior to that appointment, Mr. Whittenburg served as President-Urology Services.

On July 9, 2007, Mr. Christopher B. Schneider resigned his position as President-Medical Products. Mr. Schneider will provide consulting services to us until December 31, 2007 and we will pay him approximately $22,600 per month through December 2007.

During the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate business. On September 28, 2007, we completed the sale of our Rocky Mountain Prostate business. As a result of this sale we received proceeds totaling $1.35 million in cash and recognized a gain of $450,000. Accordingly, all activities related to our Rocky Mountain Prostate business have been included in discontinued operations in the accompanying condensed consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that requires judgment and is based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is calculated using estimated discounted future cash flow projections. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006. The impairment in our medical products segment related primarily to our decision to reduce or exit certain product lines during the fourth quarter of 2006. As of September 30, 2007, we had goodwill of $235 million.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related partnership and limited liability company agreements provide us, as the general partner or managing partner, with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Nine months ended September 30, 2007 compared to the Nine months ended September 30, 2006

Our total revenues for the nine months ended September 30, 2007 decreased $5,174,000 (4.7%) as compared to the same period in 2006. Revenues from our urology services segment decreased $2,129,000 (2.3%) in the first nine months of 2007 as compared to the same period in 2006. Revenues from our lithotripsy business decreased $3,074,000 for the three quarters of 2007 as compared to the same period in 2006, while revenues from our prostate business increased $945,000 for the first nine months of 2007 as compared to the same period in 2006. The actual number of lithotripsy procedures performed in the first three quarters of 2007 decreased by 7% compared to the same period in 2006, primarily due to partnership and mobile route closures in late 2006 and continued weak performance across our western region partnerships in early 2007. The average rate per procedure increased by 3% in the first nine months of 2007 as compared to the same period in 2006. Revenues for our medical products segment decreased by $3,048,000 (19%) for the first nine months of 2007 compared to the same period in 2006. Medical products revenues before intersegment eliminations totaled $19,897,000 for the first three quarters of 2007 and $23,166,000 for the same period in 2006. We sold 7 devices and 28 tables in the nine months of 2007 compared to 17 devices and 68 tables during the same period in 2006. Revenues from our service operations and consumable sales decreased $1,965,000 in the first three quarters of 2007 as compared to the same period in 2006. This decrease relates primarily to lower electrode sales especially as related to our foreign operations which we closed in late 2006. Revenues from our new laboratory which commenced operations in January 2006, totaled $2,412,000 and $715,000 for the nine months ended September 30, 2007 and 2006, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the first nine months of 2007 decreased $4,402,000 compared to the same period in 2006. Our costs associated with salaries, wages and benefits decreased $101,000 in the first three quarters of 2007 as compared to the same period in 2006, primarily related to $1.3 million in severance costs paid to two executives in 2006, partially offset by performance merit increases, variable compensation accruals, and increased costs related to group medical claims. Our costs associated with other costs of services for the nine months ended September 30, 2007 increased $967,000 (7%) compared to the same period in 2006. This increase is primarily due to increased costs related to our significant increase in lab operations and several large gains on the sales of certain partnership interests in 2006, which were recorded against this expense category, partially offset by decreased costs for laser supplies which corresponds to the shift from the greenlight laser to the revolix laser. Our general and administrative costs for the first nine months of 2007 decreased $776,000 (12%) as compared to the first nine months of 2006, primarily due to decreased rent, insurance, recruiting, and other costs related to our restructuring efforts in late 2006. Costs associated with legal and professional fees decreased $1,478,000 (41%) in the first nine months of 2007 as compared to the same period 2006. This decrease is primarily due to fees from our strategic consultants incurred in 2006 which were not incurred in 2007. Manufacturing costs decreased $2,826,000 (34%) in the nine month period ended September 30, 2007 as compared to the same period in 2006. This decrease is due primarily to the decrease in the cost of sales to external customers. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales. Advertising costs decreased $154,000 (16%) in the first nine months of 2007 as compared to the same period in 2006. This relates primarily to payments for product endorsement in 2006.

Income from discontinued operations for the nine months of 2007 decreased $33,080,000 compared to the same period in 2006. The income from discontinued operations in the first nine months of 2006 included $33,532,000 attributable to our specialty vehicle manufacturing segment and $563,000 in losses attributable to our HIFU, Cryosurgery, and Rocky Mountain Thermotherapy (“RMPT”) operations. We recognized a gain, net of tax, totaling $33.2 million in 2006 from the sale of our specialty vehicle manufacturing segment. In 2007, we had a loss from discontinued operations of $111,000 attributable to our Rocky Mountain Thermotherapy and HIFU operations. This loss included a gain of $450,000 from the sale of our Rocky Mountain Prostate business, which closed on September 28, 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization expense increased $7,000 in 2007 as compared to the same period in 2006.

Minority interest in consolidated income for the nine month period ended September 30, 2007 decreased $32,000 compared to the same period in 2006, as a result of a decrease in income from our urology services segment offset by increases in minority interest percentages at certain partnerships.

Provision for income taxes in 2007 decreased $306,000 compared to 2006 due to the decrease in our taxable net income during the same periods.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Our total revenues for the three months ended September 30, 2007 increased $92,000 as compared the same period in 2006. Revenues from our urology services segment increased $517,000 (2%) in the third quarter of 2007 as compared to the same period in 2006. Revenues from our lithotripsy business increased $332,000 for the third quarter of 2007 as compared to the same period in 2006, and revenues from our prostate business increased $185,000 in the third quarter of 2007 as compared to the same period in 2006. The actual number of lithotripsy procedures performed in the third quarter of 2007 decreased by 3% compared to 2006, primarily due to partnership and mobile route closures in late 2006. The average rate per procedure increased by 3% in the third quarter of 2007 as compared to the same period in 2006. Revenues for our medical products segment decreased by $464,000 (10%) for the quarter ended September 30, 2007 compared to the same period in 2006. Medical products revenues before intersegment eliminations totaled $6,269,000 for the third quarter of 2007 and $6,375,000 for the same period in 2006. We sold 3 devices and no tables in the third quarter of 2007 compared to 3 devices and 23 tables during the same period in 2006. Revenues from our service operations and consumable sales decreased $378,000 in the third quarter of 2007 as compared to 2006. This decrease relates primarily to lower electrode sales especially as related to our foreign operations, which we closed in late 2006. Revenues from our new laboratory which commenced operations in January 2006, totaled $919,000 and $187,000 for the quarters ended September 30, 2007 and 2006, respectively.

Our costs of services and general and administrative expenses for the third quarter of 2007 decreased $2,481,000 (10%) compared to the same period in 2006. Our costs associated with salaries, wages and benefits decreased $1,257,000 (11%) in the third quarter of 2007 as compared to the same period in 2006, primarily related to approximately $900,000 of severance cost in 2006 as well as decreases in the variable incentive compensation accrual in the third quarter of 2007 and lower share-based compensation costs due to forfeitures in the quarter, partially offset by an increase in group medical costs resulting from higher medical claims in 2007. Our costs associated with other costs of services for the quarter ended September 30, 2007 decreased $93,000 (2%) compared to the same period in 2006. This decrease is primarily related to decreased expenses for laser supplies related to our shift from the greenlight laser to the revolix laser, and collections on accounts previously deemed uncollectible, partially offset by increased repairs and maintenance costs. Our general and administrative costs for the third quarter of 2007 decreased $387,000 (17%) as compared to the third quarter of 2006, primarily due to decreased recruiting costs and certain other insurance costs. Costs associated with legal and professional fees decreased $634,000 (37%) in the third quarter of 2007 as compared to the same period 2006. This decrease is primarily due to fees from our strategic consultants incurred in 2006. Manufacturing costs decreased $230,000 (12%) in the three month period ended September 30, 2007 as compared to the same period in 2006. This increase is due primarily to the decrease in the cost of sales to external customers. In the future, we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales. Advertising costs increased $97,000 (69%) in the third quarter of 2007 as compared with the same period in 2006. This relates primarily to expenses related to trade shows and other marketing efforts in the third quarter of 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income from discontinued operations in the third quarter of 2007 decreased $31,820,000 compared to the third quarter of 2006. The income from discontinued operations in the third quarter of 2006 included $32,213,000 attributable to our specialty vehicle manufacturing segment partially offset by $258,000 in losses attributable to our HIFU, Cryosurgery, and Rocky Mountain Thermotherapy operations. We recognized a gain, net of tax, totaling $33.2 million in 2006 from the sale of our specialty vehicle manufacturing segment. In the third quarter of 2007, we had income from discontinued operations of $135,000 attributable to our Rocky Mountain Thermotherapy and HIFU operations. This income included a gain of $450,000 from the sale of our Rocky Mountain Prostate business, which closed on September 28, 2007.

Depreciation and amortization expense decreased $141,000 in the third quarter of 2007 as compared to the same period in 2006.

Minority interest in consolidated income for the three month period ended September 30, 2007 increased $833,000 compared to the same period in 2006, as a result of an increase in income at our urology partnerships, as well as increases in minority interest percentages at certain partnerships compared to the same period in 2006.

Provision for income taxes in the third quarter of 2007 increased $399,000 compared to 2006 due to the increase in our taxable net income during the same periods, as well as an increase in the effective tax rate in 2007.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $23,257,000 and $27,857,000 at September 30, 2007 and December 31, 2006, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the nine months ended September 30, 2007 and 2006, our subsidiaries distributed cash of approximately $35,697,000 and $40,764,000, respectively, to minority interest holders.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by our operations, after minority interest, was $45,564,000 for the nine months ended September 30, 2007 and $36,846,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 compared to the same period in 2006, fee and other revenue collected decreased by $5,892,000 due primarily to our decreased revenues. Cash paid to employees, suppliers of goods and others for the nine months ended September 30, 2007 decreased by $1,884,000 compared to the same period in 2006. This fluctuation is attributable to a significant payoff of accrued expenses partially offset by a decrease in our overall expenses.

Cash used by our investing activities for the nine months ended September 30, 2007, was $12,480,000. We utilized approximately $8 million in cash to acquire our interests in the new Keystone partnership and purchased equipment and leasehold improvements totaling $6,838,000 in 2007. Cash provided by our investing activities for the nine months ended September 30, 2006, was $130,920,000 primarily due to $138,519,000 received from the sale of our Specialty Vehicle segment partially offset by $8,597,000 in equipment and leasehold improvements purchases.

Cash used in our financing activities for the nine months ended September 30, 2007, was $37,486,000, primarily due to distributions to minority interests of $35,697,000 and payments on notes payable of $4,483,000 partially offset by borrowings on notes payable of $2,546,000. Cash used in our financing activities for the nine months ended September 30, 2006, was $169,659,000, primarily due to distributions to minority interests of $40,764,000 and net payments on notes payable of $129,771,000, which included the repayment in full of our term loan B.

Accounts receivable as of September 30, 2007 decreased $1,879,000 from December 31, 2006. This decrease relates primarily to lower revenues as well as to the timing of collections.

Inventory as of September 30, 2007, totaled $10,359,000 and decreased $1,115,000 from December 31, 2006.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of September 30, 2007, there were no amounts drawn on the revolver. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of September 30, 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Other long term debt. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of September 30, 2007, we had notes totaling $9.7 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. The notes bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At September 30, 2007, we had an obligation totaling $150,000 related to payments to the previous owner of Aluminum Body Corporation, a wholly owned subsidiary of ours that we sold as part of the sale of our specialty vehicles manufacturing segment (“ABC”), for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at September 30, 2007, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $70,840 related to payments to an employee for $20,833 a month until February 28, 2007 and $4,167 a month beginning March 1, 2007 and continuing until February 28, 2009 as consideration for a noncompetition agreement. We also had as part of the Prime-HSS merger, two obligations totaling $12,500 related to payments to two previous employees of HSS. One obligation is for $8,333 a month until October 31, 2007 as consideration for a noncompetition agreement. The other obligation is for $4,167 a month until October 31, 2007 as consideration for a noncompetition agreement. We have an obligation totaling $110,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee of our Medical Products division.

General

The following table presents our contractual obligations as of September 30, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$9,668	$4,844	$4,113	$680	$31
Operating Leases (2)	6,329	1,619	2,599	1,485	626
Non-compete contracts (3)	343	252	91	--	--

Total	$16,340	$6,715	$6,803	$2,165	$657

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $150 due to the previous owner of ABC, at a rate of $75 per quarter, an obligation of $71 due to a previous employee of Medstone, at a rate of $21 per month until February 28, 2007 and $4 beginning March 1, 2007 and continuing until February 28, 2009, an obligation of $13 due to previous employees of HSS, at a rate of $13 per month until October 31, 2007, and an obligation of $110 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the scheduled principal repayments for all long term debt as of September 30, 2007 are payable as follows:

($ in thousands)
2007	$4,844
2008	2,553
2009	1,560
2010	554
2011	126
Thereafter	31

Total	$9,668

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as described in Note 8 to the condensed consolidated financial statements. As of January 1, 2007 and September 30, 2007, our total liabilities for unrecognized tax benefits amounted to $2.4 million. We do not believe that our adoption of FIN 48 has a material effect on the schedule of cash contractual obligations included in our most recent Annual Report on Form 10-K because we cannot make a reasonably reliable estimate of the amount and period of related future payment of our FIN 48 liabilities.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” ("SFAS No. 159"). SFAS No. 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2007, we had long-term debt (including current portion) totaling $9,668,000, of which $6,867,000 had fixed rates of 1% to 11%, and $2,801,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $2,801,000. We make monthly or quarterly payments of principal and interest on $1,402,000 of the floating rate debt. An increase in interest rates of 1% would result in a $28,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

Item 6. Exhibits.

10.1 10.2 10.3 31.1* 31.2* 32.1* 32.2*	First Amendment to Executive Employment Agreement, dated as of August 10, 2007, by and between HealthTronics, Inc. and James S. B. Whittenburg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007).

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

Date: November 2, 2007	HEALTHTRONICS, INC. By: /s/ Ross A. Goolsby Ross A. Goolsby Chief Financial Officer