Form 10-K
period 2007-12-31
HEALTHTRONICS, INC.
filed 2008-03-12
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number: 000-30406

_____________________________

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

Aggregate Market Value at June 30, 2007: $ 125,167,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at February 28, 2008 35,783,811

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy material for the 2008 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

HEALTHTRONICS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 PART I

ITEM 1.     BUSINESS

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

Urology

Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2007, physicians who are affiliated with us used our lithotripters to perform approximately 48,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for both 2007 and 2006. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships or the manager of the other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. In September 2007, we completed the sale of our Rocky Mountain Prostate business, which represented almost our entire TUMT treatment operations. For treating prostate and other cancers prior to November 30, 2006, we used a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells. We sold our cryosurgery business on November 30, 2006 and have classified it as discontinued operations in the accompanying consolidated financial statements.

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

3

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

•

Fees for Claripath anatomical pathology services. We provide anatomical pathology services primarily to the urology marketplace. Revenues from these services are recorded when the related laboratory procedures are performed.

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

Before July 31, 2006, a significant portion of our revenue had been derived from our manufacturing operations. Revenue from the manufacture of trailers where we had a customer contract prior to beginning production was recognized when the project was substantially complete. Substantially complete is when the following has occurred (1) all significant work on the project is done; (2) the specifications under the contract have been met; and (3) no significant risks remain. Revenue from the manufacture of trailers built to an OEM’s forecast was recognized upon delivery.

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

Potential Liabilities-Insurance

All medical procedures performed in connection with our business activities are conducted directly by, or under the supervision of, physicians who are not our employees. We do not provide medical services to any patients. However, patients being treated at health care facilities at which we provide our non-medical services could suffer a medical emergency resulting in serious injury or death, which subjects us to the risk of lawsuits seeking substantial damages.

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

In July 2007, the Centers for Medicare & Medicaid Services proposed new regulations under which physician ownership of interests in our non-lithotripsy partnerships might be deemed a prohibited financial relationship under the physician self-referral prohibitions under the Stark Law. If the proposed rules were to go into effect, the proposed rules might require us to significantly change our partnership model for those of our partnerships and limited liability companies that provide services to treat benign prostatic hyperplasia and prostate cancer. We cannot predict with any certainty whether or when these proposed regulations might be finalized and, if finalized, whether physician-owned interests in our non-lithotripsy partnerships would become prohibited financial relationships. If that were to occur, we might be required to, among other things, repurchase the ownership interests of such physicians in such partnerships or otherwise dissolve such partnerships. This in turn could impair our relationships with the physicians or the hospitals at which our non-lithotripsy partnerships provide services. We can give you no assurances that, if the proposed regulations are finalized, the final rules would not have a material adverse effect on our operations, financial condition or results of operations.

As previously reported on a Form 8-K filed by Prime on September 28, 2004, we concluded an internal investigation of a business transaction involving our specialty vehicle manufacturing division, which transaction may have violated the federal anti-kickback laws. We voluntarily reported the transaction to the U.S. General Services Administration, or GSA. The GSA has assigned a government investigator in response to our voluntary disclosure and we intend to fully cooperate with any GSA investigation. Based on the findings of our outside legal counsel, we (1) believe this was an isolated incident, and (2) do not believe the pending resolution of this matter will materially and adversely affect our financial condition, results of operation, or business.

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

Employees

As of February 28, 2008, we employed approximately 413 full-time employees and approximately 6 part-time employees.

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

We have followed an acquisition strategy that has resulted in rapid growth in our business. This acquisition strategy includes acquiring healthcare services businesses and is dependent on the continued availability of suitable acquisition candidates and our ability to finance and complete any particular acquisition successfully. Moreover, the U.S. Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of our wholly-owned subsidiaries, was the general partner posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to our size and market share, seek to (1) restrict our future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that we divest certain of our lithotripsy operations. Furthermore, acquisitions involve a number of risks and challenges, including:

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

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2007, we had goodwill of $217.5 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment. In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows from this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables during the fourth quarter of 2006 along with the closing of our European operations. For further discussion of our 2007 and 2006 goodwill impairments, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2007, we had indebtedness of approximately $8.5 million related to equipment purchased by our limited partnerships, which indebtedness will be repaid from the cash flows of the partnerships. We also have a revolving line of credit with a borrowing limit of $50.0 million pursuant to a senior credit facility we entered into in March 2005. As of December 31, 2007, there were no amounts drawn on the revolver. Prior to July 31, 2006, we had outstanding a $125.0 million senior secured term loan B due 2011. This term loan B was repaid on July 31, 2006 with a portion of the proceeds we received from the sale of our specialty vehicles manufacturing division.

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

Although we have no monies drawn on our revolving line of credit, that could change and the level of indebtedness could have important consequences to you. For example, it could:

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

Executive Officers

As of February 28, 2008, our executive officers were as follows:

Name	Age	Position

James S.B. Whittenburg	36	Chief Executive Officer and President

Ross A. Goolsby	40	Chief Financial Officer and Senior Vice President

Richard A. Rusk	46	Vice President, Corporate Controller, Treasurer and Secretary

The foregoing does not include positions held in our subsidiaries. Our officers are elected for annual periods. There are no family relationships between any of our executive officers and/or directors.

Mr. Whittenburg was appointed as our President and Chief Executive Officer on August 13, 2007. From June 2006 until August 13, 2007, Mr. Whittenburg served as President of our Urology Division, and he was our acting President and Chief Executive Officer from May 2007 until August 2007. He served as President of our Specialty Vehicle Manufacturing Division from December 2005 until its sale in July 2006 and was our General Counsel and Senior Vice President—Development from March 2004 until June 2006. Previously Mr. Whittenburg practiced law at Akin Gump Strauss Hauer & Feld LLP, where he specialized in corporate and securities law. Mr. Whittenburg, a CPA, is licensed to practice law in Texas.

Mr. Goolsby joined us as our Chief Financial Officer and Senior Vice President on January 8, 2007. Prior to such appointment, Mr. Goolsby served as the Chief Financial Officer, Vice President of Finance and Secretary of SigmaTel, Inc., a publicly-traded semiconductor company, from September 2001 to December 2006. From 1999 until 2001, Mr. Goolsby served as Chief Financial Officer of Utiliserve, Inc., an electrical utility products distributor. From 1993 until 1999, Mr. Goolsby served as a Vice President and Controller of Cameron Ashley Building Products, Inc., a publicly-traded building products distributor. Mr. Goolsby holds a Bachelor of Business Administration in Accounting from the University of Houston.

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

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices per share for our common stock on the Nasdaq Global Select Market for the years ended December 31, 2007 and 2006 (NASDAQ Symbol “HTRN”).

	2007		2006
	High	Low	High	Low
First Quarter	$6.60	$5.06	$8.60	$7.08
Second Quarter	$5.47	$4.35	$8.50	$6.67
Third Quarter	$5.25	$3.66	$7.60	$5.97
Fourth Quarter	$5.30	$4.03	$7.38	$6.10

On February 12, 2008, we had 617 holders of record of our common stock.

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

Equity Compensation Plan Information

At December 31, 2007, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. The following table sets forth certain information as of December 31, 2007 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	105,666	$7.79	--

Prime 2003 stock option plan	129,000	$5.84	--

HSS equity incentive plan and stock
option plans	2,959,499	$7.10	1,005,944

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

Performance Graph

The following graph compares our cumulative total shareholder return with the cumulative total shareholder returns of the Nasdaq Market Index and the Nasdaq Health Services Index, for the period from December 31, 2003 through December 31, 2007.

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003, (b) our audited consolidated balance sheets as of December 31, 2007, 2006, 2005, and 2004, (c) our unaudited consolidated balance sheet as of December 31, 2003, and (d) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, September 30, June 30, and March 31, for 2007 and 2006. As discussed under “Business-General” under Part I, Item 1 of this Annual Report on Form 10-K, the merger of Prime and HSS was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. As a result, the financial information presented below reflects the results of operations of Prime and HSS on a consolidated basis after November 10, 2004 and the results of operations of Prime for the periods prior to November 10, 2004. In addition, the financial information presented below reflects our financial condition on a consolidated basis as of December 31, 2007, 2006, 2005 and 2004 and Prime’s financial condition as of December 31, 2003. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

(In thousands, except per share data)	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues:
Urology Services	$122,736	$123,265	$133,360	$75,361	$58,702
Medical Products	17,101	19,080	18,202	10,846	1,714
Other	581	546	705	936	1,022

Revenues from continuing operations	$140,418	$142,891	$152,267	$87,143	$61,438

Income (loss) from:
Continuing Operations	$(14,485)	$(16,446)	$10,933	$5,261	$6,301
Discontinued Operations	(147)	25,129	(1,745)	(3,908)	121

Net income (loss)	$(14,632) (1)	$8,683 (2)	$9,188	$1,353 (3)	$6,422

Diluted earnings (loss) per share:
Continuing Operations	$(0.41)	$(0.47)	$0.31	$0.24	$0.36
Discontinued Operations	--	0.72	(0.05)	(0.18)	0.01

Total	$(0.41)	$0.25	$0.26	$0.06	$0.37

Dividends per share	None	None	None	None	None
Total assets	$336,056	$346,733	$483,037	$474,158	$279,378

Long-term obligations (a)	$4,269	$6,063	$129,980	$114,442	$113,125

(a) Includes long term debt, other long term obligations and deferred compensation liability.

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30	Dec. 31
2007		(unaudited)

Revenues	$32,751	$35,563	$35,955	$36,149
Net income (loss)	$(30)	$179	$745	$(15,526	)(1)
Per share amounts (basic):
Net income (loss)	$--	$0.01	$0.02	$(0.44)
Weighted average shares outstanding	35,406	35,425	35,425	35,425
Per share amounts (diluted):
Net income (loss)	$--	$0.01	$0.02	$(0.44)
Weighted average shares outstanding	35,417	35,426	35,425	35,425

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30	Dec. 31
2006		(unaudited)
Revenues	$37,106	$36,474	$35,863	$33,448
Net income (loss)	$1,273	$1,368	$31,177	$(25,135	)(2)
Per share amounts (basic):
Net income (loss)	$0.04	$0.04	$0.88	$(0.71)
Weighted average shares outstanding	34,906	35,056	35,286	35,373
Per share amounts (diluted):
Net income (loss)	$0.04	$0.04	$0.88	$(0.71)
Weighted average shares outstanding	35,251	35,361	35,370	35,373

(1) In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations.

(2) In the third quarter of 2006, we completed the sale of our Specialty Vehicle Manufacturing segment and recognized a gain of $53.6 million. This gain utilized approximately $20.4 million of our deferred tax asset. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables during the fourth quarter of 2006 along with the closing of our European operations.

(3) In the fourth quarter of 2004, we incurred $1 million of costs related to the Prime and HSS merger. These costs primarily included certain severance costs of Prime employees, costs related to our new HealthTronics branding and certain costs for exiting board members primarily for the cashless exercise of stock options. We also accrued $1.9 million of costs related to our discretionary bonus plan. We also incurred costs totaling $6 million related to the closing of our manufacturing plants in Carlisle, Pennsylvania and Sanford, Florida. In connection with completing this closing process, we also reorganized our division management and culled backlog of commitments based on revised cost structure and resources, which resulted in a write-down of work in process for projects that would be unprofitable and raw materials for product lines which we are discontinuing.

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

Urology Services. Our lithotripsy services are provided principally through limited partnerships or other entities that we manage, which use lithotripsy devices. In 2007, physicians who are affiliated with us used our lithotripters to perform approximately 48,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100 for both 2007 and 2006. At this time, we do not anticipate a material shift between our retail and wholesale arrangements.

As the general partner of the limited partnerships, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. In September 2007, we completed the sale of our Rocky Mountain Prostate business, which represented almost our entire TUMT treatment operations. For treating prostate and other cancers, prior to November 30, 2006, we used a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells.

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

We recognize medical products revenue from the following sources:

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

20

•

Fees for Claripath anatomical pathology services. We provide anatomical pathology services primarily to the urology marketplace. Revenues from these services are recorded when the related laboratory procedures are performed.

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

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay. For a discussion of our 2007 and 2006 goodwill impairments and the specific assumptions used in the income and market approaches in the 2007 and 2006 analyses, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Year ended December 31, 2007 compared to the year ended December 31, 2006

Our total revenues decreased $2,473,000 (2%) as compared to 2006. Revenues from our urology services decreased $529,000 (0.4%) as compared to 2006. Revenues from our lithotripsy business decreased $1,694,000 in 2007 as compared to 2006, while revenues from our prostate business increased $1,165,000 in 2007 as compared to 2006. The actual number of lithotripsy procedures performed in 2007 decreased by 5% compared to 2006, primarily due to partnership and mobile route closures in late 2006 and continued weak performance across our western region partnerships in early 2007. The average rate per procedure increased by 3% in 2007 as compared to 2006. Revenues for our medical products segment decreased by $1,979,000 (10%) compared to 2006 primarily due to less sales of our lithotripters and the discontinuation of sales of certain tables in early 2007. Medical products revenues before intersegment eliminations totaled $26.1 million for 2007 and $28.4 million for 2006. We sold 8 lithotripters and 28 tables in 2007 compared to 17 lithotripters and 100 tables in 2006. Revenues from our service operations and consumable sales decreased $2,173,000 in 2007 as compared to 2006. This decrease relates primarily to lower electrode sales especially as related to our foreign operations which we closed in 2006. Revenues from our new laboratory which commenced operations in January 2006, totaled $3,418,000 and $1,138,000 for the years ended December 31, 2007 and 2006, respectively.

Our costs of services and general and administrative expenses for 2007 decreased $7,726,000 (6%) compared to 2006. Our cost of services associated with our urology services operations increased $2,228,000 (4%) in 2007 as compared with 2006. The cause of this increase relates primarily to increased rental expenses paid on Revolix units leased from our medical products division of $1,500,000 and a decrease in gains resulting from sales of various partnership interests in 2007 as compared to 2006 of $969,000 which are recorded against operating expenses. This was partially offset by lower laser supply costs of $1,087,000, which corresponds to more partnerships utilizing the Revolix laser as compared to the greenlight laser. Our cost of services associated with our medical products operations for 2007 decreased $5,572,000 (33%) compared to 2006. The primary cause of this decrease relates to significant decreases in external sales of lithotripters and tables in 2007, a cost reduction recorded as a result of the receipt of lease payments from our urology services division on Revolix units noted above, partially offset by approximately $900,000 in increased expenses at our new lab. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs decreased $4,414,000 (22%) in 2007 as compared to 2006. This is primarily attributable to approximately $1,850,000 in costs paid to strategic consultants, $1 million in severance payments, $500,000 in higher share based compensation costs which were incurred in 2006 compared to 2007, as well as approximately $516,000 in decreased personnel, insurance, marketing, recruiting and other costs. In addition we received approximately $900,000 as a result of our former Swiss manufacturing subsidiary’s insolvency proceedings in 2007, which was recorded against selling, general and administrative expenses.

In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables during the fourth quarter of 2006 along with the closing of our European operations.

Income from discontinued operations in 2007 decreased $25,276,000 compared to 2006. Income from discontinued operations in 2006 included $33,542,000 attributable to our specialty vehicle manufacturing segment and $8,413,000 in losses attributable to our HIFU, cryosurgery, and Rocky Mountain Thermotherapy (“RMPT”) operations. We recognized a gain, net of tax, totaling $33.2 million in 2006 from the sale of our specialty vehicle manufacturing segment. In 2007, we had a loss from discontinued operations of $147,000 attributable to our RMPT and HIFU operations. This loss included a gain of $450,000 from the sale of our RMPT business, which closed September 28, 2007.

Depreciation and amortization expense decreased $168,000 in 2007 compared to 2006.

Minority interest in consolidated income for 2007 increased $2,291,000 (5%) compared to 2006, as a result of increases in minority interest percentages at certain partnerships.

Provision for income taxes in 2007 increased $1,709,000 compared to 2006 due to lower taxable loss in 2007 than 2006.

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

Our costs of services and general and administrative expenses for 2006 increased $33,907,000 (39%) compared to 2005. Our cost of services associated with our urology services operations increased $98,000 (0.2%) in 2006 as compared with 2005. The primary cause of this increase relates to increased salaries and benefits costs of $640,000 related to annual merit increases, increased rental expenses paid to our medical products segment on Revolix units of approximately $900,000, and an increase in expenses related to a new entity of approximately $811,000 in 2006. This was partially offset by an increase in capital gains of $938,000 resulting from sales of various partnership interests, which is recorded against divisional expenses and decreases in laser supply costs of $1,013,000, which corresponds to our shift from the greenlight laser to the Revolix laser. Our cost of services associated with our medical products operations for 2006 increased $7,572,000 (82%) compared to 2005. The primary causes of this increase relate to approximately $4 million in increased costs of goods sold related to increased sales to outside customers as well as certain inventory write downs due to discontinued product lines in late 2006, $1.2 million in increased costs at our new lab, increases in salaries and benefits expenses of $600,000 primarily related to increased head count in our sales force, increased legal expenses of $400,000 and increased expenses of $750,000 related to increased insurance, consulting and professional fees and bad debt expense. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology segment. In the future we expect margins in medical products to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs increased $5,806,000 (40%) in 2006 as compared to 2005. This is primarily attributable to increases in 2006 in salaries and benefit expenses of $700,000 primarily related to increases in our marketing head count, costs related to severance payments of approximately $1 million, $1.5 million in new costs related to share based compensation expense, and $1.8 million paid to strategic consultants in 2006.

In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables during the fourth quarter of 2006 along with the closing of our European operations.

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

2008 Outlook

As discussed above under “Recent Developments,” the urology services segment experienced a decrease in overall lithotripsy procedures during 2007 (as compared to 2006), primarily across our western region partnerships, combined with loss of certain partnerships and contracts in the fourth quarter of 2006. In addition, we exited or reduced sales efforts in certain product lines in the medical products segment in the fourth quarter of 2006. The numbers of procedures performed have remained relatively stable over the third and fourth quarters of 2007. We intend to increase our urology services operations primarily through forming new operating partnerships in new markets as well as by acquisitions. We intend to grow our medical products operations by offering new equipment and expanding our customer base. As of the date of filing this Annual Report on Form 10-K, we anticipate that the levels of revenues and income from continuing operations (exclusive of goodwill impairments) for 2008 will be materially consistent with the reported financial results for 2007, but we cannot provide assurances that the 2008 results will be materially consistent with our 2007 results. See “Forward Looking Statements” under this Item 7 and “Risk Factors” under Part I, Item 1.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $25,198,000 and $27,857,000 at December 31, 2007 and 2006, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the years ended December 31, 2007 and 2006, our subsidiaries distributed cash of approximately $42,736,000 and $46,969,000, respectively, to minority interest holders.

Cash provided by our operations, after minority interest, was $61,877,000 for the year ended December 31, 2007 and $48,892,000 for the year ended December 31, 2006. From 2006 to 2007, fee and other revenue collected decreased by $1,837,000 due primarily to decreased revenues. Cash paid to employees, suppliers of goods and others decreased by $874,000 in 2007. This fluctuation is attributable to the significant payoff of accrued expenses in 2007 partially offset by a decrease in our overall expenses.

Cash used by our investing activities for the year ended December 31, 2007, was $18,757,000. We used approximately $8 million in cash to acquire our interests in the new Keystone partnership and we used $4 million to acquire increased ownership in two other partnerships. We purchased equipment and leasehold improvements totaling $9,469,000 in 2007. Cash used by our investing activities for the year ended December 31, 2006, was $128,409,000, primarily due to cash from discontinued operations which was $138,971,000 and represents the sales proceeds from the sale of our specialty vehicle manufacturing segment, partially offset by $11,902,000 in equipment and leasehold improvements purchases.

Cash used in our financing activities for the year ended December 31, 2007, was $45,581,000, primarily due to distributions to minority interests of $42,736,000 and payments on notes payable of $5,760,000 partially offset by borrowings on notes payable of $2,546,000. Cash used in our financing activities for the year ended December 31, 2006, was $175,369,000, primarily due to distributions to minority interests of $46,969,000 and net payments on notes payable of $129,600,000 which included repayment in full of our term loan B. We also received $1,907,000 in proceeds from the exercise of stock options in 2006.

Accounts receivable as of December 31, 2007 has decreased $863,000 from December 31, 2006. This decrease relates primarily to lower revenues as well as to the timing of collections.

Inventory as of December 31, 2007 totaled $10,221,000 and decreased $1,253,000 from December 31, 2006.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolver and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of December 31, 2007, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of December 31, 2007.

8.75% Notes

In April 2005, our $125 million term loan B referred to above was funded and we used the proceeds to redeem the $100 million of unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st.

Other

Other long term debt. As of December 31, 2007, we had notes totaling $8.5 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years.

Other long term obligations. At December 31, 2007, we had an obligation totaling $75,000 related to payments to the previous owner of Aluminum Body Corporation, a wholly owned subsidiary of ours that we sold as part of the sale of our specialty vehicles manufacturing segment (“ABC”), for $75,000 per quarter until March 31, 2008 as consideration for a noncompetition agreement. Also at December 31, 2007, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $58,338 related to payments to an employee for $4,167 a month continuing until February 28, 2009 as consideration for a noncompetition agreement. We have an obligation totaling $100,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee of our Medical Products division.

Unrecognized Tax Benefits: As of December 31, 2007, we had $2.3 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that will be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

General

The following table presents our contractual obligations as of December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$8,526	$4,332	$3,667	$496	$31
Operating Leases (2)	6,397	1,652	2,715	1,524	506
Non-compete contracts (3)	233	165	68	--	--
Unrecognized tax benefit (4)	2,294	--	--	--	2,294

Total	$17,450	$6,149	$6,450	$2,020	$2,831

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $75 due to the previous owner of one of our subsidiaries, at a rate of $75 per quarter until March 2008, an obligation of $58 due to an employee of Medstone, at a rate of $4 per month continuing until February 28, 2009, and an obligation of $100 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.
(4)	Represents unrecognized tax benefits as discussed above.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2007 are payable as follows:

($ in thousands)
2008	$4,332
2009	2,406
2010	1,261
2011	426
2012	70
Thereafter	31

Total	$8,526

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), "Business Combinations", (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51" (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 will revise our presentation of consolidated financial statements and further impact will be dependent on our future changes in ownership in subsidiaries after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” ("SFAS 159"). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on our current operations, we do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based on our current operations, we do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2007, we had long-term debt (including current portion) totaling $8,526,000, of which $6,132,000 had fixed rates of 1% to 11%, and $2,394,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $2,394,000. We make monthly or quarterly payments of principal and interest on $1,201,000 of the floating rate debt. An increase in interest rates of 1% would result in a $12,000 annual increase in interest expense on this existing principal balance

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting. The report of Ernst & Young, LLP is included herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations. For further discussion of this impairment, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of HealthTronics, Inc.

We have audited HealthTronics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HealthTronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, HealthTronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthTronics, Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for year then ended of HealthTronics, Inc. and our report dated March 6, 2008, expressed an unqualified opinion thereon.

/s/: Ernst & Young LLP
Austin, Texas
March 6, 2008

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                      INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The information required by this item is contained in Appendix A attached hereto.

(b) Exhibits. (1)

3.1 3.2 3.3 4.1 10.1 10.2 10.3* 10.4* 10.5* 10.6* 10.7* 10.8* 10.9* 10.10* 10.11* 10.12* 10.13	Amended and Restated Articles of Incorporation of the Company (Incorporated by
reference to Annex D to the Rule 424(b)(3) joint proxy statement/prospectus, dated
October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004)
Amended and Restated Bylaws of the Company (Incorporated by reference to Annex E to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by
HealthTronics with the SEC on October 7, 2004)
First Amendment to Bylaws of HealthTronics, Inc. (incorporated by reference to
Exhibit 3.1 of HealthTronics’ Current Report Form 8-K filed on December 17, 2007.)
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
National Association, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filed with the Securities and Exchange
Commission on November 8, 2005).

10.14* 10.15* 10.16 10.17* 10.18* 10.19* 10.20* 10.21* 10.22 10.23 10.24 10.25 10.26* 10.27*	Executive Employment Agreement, effective October 1, 2005, by and between
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
Second Amendment to Executive Employment Agreement, dated as of October 26, 2007, by and between HealthTronics, Inc. and James S. B. Whittenburg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and
Exchange Commission on November 1, 2007).
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

HEALTHTRONICS, INC. By: /s/ James S. B. Whittenburg James S. B. Whittenburg, Chief Executive Officer and President (Principal Executive Officer) Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Date: By: Date: By: Date: By: Date: By: Date: By: Date:	/s/ James S. B. Whittenburg
James S. B. Whittenburg,
Chief Executive Officer and
President (Principal Executive Officer)
and Director

March 11, 2008

/s/ Ross A. Goolsby
Ross A. Goolsby,
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

March 11, 2008

/s/ R. Steven Hicks
R. Steven Hicks, Non-executive Chairman of the Board

March 11, 2008

/s/ Donny R. Jackson
Donny R. Jackson, Director

March 11, 2008

/s/ Timothy J. Lindgren
Timothy J. Lindgren, Director

March 11, 2008

/s/ Kevin A. Richardson II
Kevin A. Richardson II, Director

March 11, 2008
37

By: Date: By: Date: By: Date: By: Date:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin, Director

March 11, 2008

/s/ Perry M. Waughtal
Perry M. Waughtal, Director

March 11, 2008

/s/ Argil J. Wheelock, M.D.
Argil J. Wheelock, M.D., Director

March 11, 2008

/s/ Mark G. Yudof
Mark G. Yudof, Director

March 11, 2008
38

APPENDIX A

INDEX
Page

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

     Consolidated Balance Sheets at December 31, 2007 and 2006.

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007,

     2006 and 2005.

     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

     Notes to Consolidated Financial Statements.
A-2 A-4 A-5 A-7 A-8 A-11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note I to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note J to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for income taxes to conform to Financial Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HealthTronics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008, expressed an unqualified opinion thereon.

/s/: Ernst & Young LLP
Austin, Texas
March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
HealthTronics, Inc:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of HealthTronics, Inc. and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of HealthTronics, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/: KPMG LLP
Austin, Texas

April 13, 2006, except as to Note L, 2005 information related to Specialty Vehicles Manufacturing, CryoSurgery, Rocky Mountain Prostate
Thermotherapies, and HIFU discontinued operations, which is as of March 12, 2007

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)	Years Ended December 31,
	2007	2006	2005
Revenue:
Urology Services	$122,736	$123,265	$133,360
Medical Products	17,101	19,080	18,202
Other	581	546	705

Total revenue	140,418	142,891	152,267

Cost of services and general and administrative expenses:
Urology Services	53,490	51,262	51,164
Medical Products	11,225	16,797	9,225
Selling, general and administrative	15,884	20,298	14,492
Impairment charges	20,800	20,600	--
Depreciation and amortization	11,107	11,275	11,444

	112,506	120,232	86,325

Operating income	27,912	22,659	65,942

Other income (expenses):
Interest and dividends	1,146	755	448
Interest expense	(829)	(1,146)	(1,139)

	317	(391)	(691)

Income from continuing operations before provision
for income taxes and minority interest	28,229	22,268	65,251

Minority interest in consolidated income	45,568	43,277	47,816
Provision (benefit) for income taxes	(2,854)	(4,563)	6,502

Income (loss) from continuing operations	(14,485)	(16,446)	10,933
Income (loss) from discontinued operations, net of tax	(147)	25,129	(1,745)

Net income (loss)	$(14,632)	$8,683	$9,188

Basic earnings per share:
Income (loss) from continuing operations	$(0.41)	$(0.47)	$0.32
Income (loss) from discontinued operations	$--	$0.72	$(0.05)

Net income (loss)	$(0.41)	$0.25	$0.27

Weighted average shares outstanding	35,421	35,157	34,311

Diluted earnings per share:
Income (loss) from continuing operations	$(0.41)	$(0.47)	$0.31
Income (loss) from discontinued operations	$--	$0.72	$(0.05)

Net income (loss)	$(0.41)	$0.25	$0.26

Weighted average shares outstanding	35,421	35,347	35,182

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$25,198	$27,857
Accounts receivable, less allowance for doubtful
accounts of $2,368 in 2007 and $2,166 in 2006	21,889	22,752
Other receivables	2,703	1,201
Deferred income taxes	12,547	6,825
Prepaid expenses and other current assets	1,656	1,716
Inventory	10,221	11,474

Total current assets	74,214	71,825

Property and equipment:
Equipment, furniture and fixtures	47,751	46,155
Building and leasehold improvements	12,437	12,710

	60,188	58,865
Less accumulated depreciation and
amortization	(27,169)	(24,595)

Property and equipment, net	33,019	34,270

Assets held for sale	--	1,258
Other investments	1,353	1,348
Goodwill, at cost	217,505	229,261
Intangible assets	5,220	5,669
Other noncurrent assets	4,745	3,102

	$336,056	$346,733

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	December 31,
	2007	2006
LIABILITIES

Current liabilities:
Current portion of long-term debt	$4,332	$5,664
Accounts payable	5,859	6,295
Accrued distributions to minority interests	226	7,687
Accrued expenses	7,275	10,477

Total current liabilities	17,692	30,123

Liabilities held for sale	--	258
Long-term debt, net of current portion	4,194	5,673
Other long term obligations	75	134
Deferred income taxes	30,024	24,924

Total liabilities	51,985	61,112

Minority interest	41,653	30,104

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 35,610,236 issued and 35,560,097 outstanding in 2007; 35,475,236 issued and 35,379,831
outstanding in 2006	202,049	200,941
Accumulated earnings	40,841	55,473
Treasury stock, at cost, 50,139 shares in 2007 and 95,405 shares in 2006	(472)	(897)

Total stockholders' equity	242,418	255,517

	$336,056	$346,733

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 2007, 2006 and 2005

($ in thousands, except share data)	Issued Common Stock		Accumulated	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance, December 31, 2004	33,196,565	$179,510	$37,602	--	$--	$217,112
Net income	--	--	9,188	--	--	9,188
Purchase of treasury stock	--	--	--	(143,921)	(1,388)	(1,388)
Issuance of stock for acquisitions	89,200	1,236	--	--	--	1,236
Exercise of stock options, including
tax benefit totaling $2,509	1,675,207	15,334	--	--	--	15,334
Exercise of stock warrants	49,684	--	--	--	--	--

Balance, December 31, 2005	35,010,656	196,080	46,790	(143,921)	(1,388)	241,482
Net income	--	--	8,683	--	--	8,683
Purchase of treasury stock	--	--	--	(10,000)	(73)	(73)
Contribution of treasury stock	--	--	--	58,516	564	564
Issuance of stock for acquisitions	166,666	1,095	--	--	--	1,095
Exercise of stock options, including
tax benefit totaling $69	297,914	1,978	--	--	--	1,978
Share-based compensation	--	1,788	--	--	--	1,788

Balance, December 31, 2006	35,475,236	200,941	55,473	(95,405)	(897)	255,517
Net loss	--	--	(14,632)	--	--	(14,632)
Contribution of treasury stock	--	--	--	45,266	425	425
Share-based compensation	135,000	1,108	--	--	--	1,108

Balance, December 31, 2007	35,610,236	$202,049	$40,841	(50,139)	$(472)	$242,418

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$144,821	$146,658	$158,739
Cash paid to employees, suppliers of goods and others	(82,361)	(83,235)	(96,638)
Interest received	1,146	755	448
Interest paid	(835)	(1,296)	1,140
Taxes paid	(538)	(475)	(407)
Discontinued operations	(356)	(13,515)	(7,022)

Net cash provided by operating activities	61,877	48,892	56,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(11,829)	--	2,417
Purchases of equipment and leasehold improvements	(9,469)	(11,902)	(10,578)
Proceeds from sales of assets	1,224	1,365	2,198
Distributions from investments	--	--	992
Other	(18)	(25)	--
Discontinued operations	1,335	138,971	(2,122)

Net cash (used in) provided by investing activities	(18,757)	128,409	(7,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	2,546	4,657	163,814
Payments on notes payable, exclusive of interest	(5,760)	(134,257)	(173,265)
Distributions to minority interest	(42,736)	(46,969)	(46,434)
Contributions by minority interest, net of buyouts	389	(314)	963
Exercise of stock options	--	1,907	12,825
Purchase of treasury stock	--	(73)	(1,388)
Discontinued operations	(20)	(320)	(1,915)

Net cash used in financing activities	(45,581)	(175,369)	(45,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,461)	1,932	3,767

Cash and cash equivalents, beginning of period, includes cash from discontinued operations of $(198), $4,650
and $2,292 for 2007, 2006 and 2005, respectively	27,659	25,727	21,960

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(198) and $4,650
for 2006 and 2005 respectively	$25,198	$27,659	$25,727

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2007	2006	2005
Reconciliation of net income to net cash
provided by operating activities:
Net income (loss)	$(14,632)	$8,683	$9,188
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Minority interest in consolidated income	45,568	43,277	47,816
Depreciation and amortization	11,107	11,275	11,444
Provision for uncollectible accounts	(108)	581	835
Equity in earnings of affiliates	--	--	(987)
Provision for deferred income taxes	(624)	(4,997)	3,975
Proceeds from termination of interest rate swap	--	--	(564)
Non-cash share-based compensation	1,534	2,352	--
Impairment charges	20,800	20,600	--
Other	70	(636)	(134)
Discontinued Operations	(117)	(38,643)	(2,294)
Changes in operating assets and liabilities,
net of effect of purchase transactions:
Accounts receivable	1,008	1,821	1,823
Other receivables	(1,124)	2,094	(2,273)
Other assets	2,026	1,036	(5,360)
Accounts payable	(579)	482	(103)
Accrued expenses	(3,052)	967	(7,106)

Total adjustments	76,509	40,209	47,072

Net cash provided by operating activities	$61,877	$48,892	$56,260

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:
Current liabilities increased by	$226	$7,687	$8,250
Minority interest decreased by	226	7,687	8,250

In 2007, the Company acquired two lithotripsy partnerships and sold three lithotripsy partnerships. The net assets and
liabilities acquired/sold were as follows:
Current assets increased by	580	--	--
Noncurrent assets increased by	1,816	--	--
Goodwill increased by	9,044	--	--
Current liabilities increased by	380	--	--
Other long-term obligations decreased by	354	--	--
Minority interest increased by	802	--	--

In 2005, the Company acquired two lithotripsy partnerships and made residual adjustments for 2004 acquisitions. The acquired
assets and liabilities were as follows:
Current assets increased by	--	--	356
Noncurrent assets increased by	--	--	(4,973)
Goodwill increased by	--	--	10,295
Current liabilities increased by	--	--	3,272
Other long-term obligations increased by	--	--	83
Stockholders' equity increased by	--	--	1,236

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

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide for broad powers by us. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. In accordance with Financial Accounting Standards Board (FASB) Interpretation 46R, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51 (FIN 46), we have determined that one of our consolidated partnerships, acquired in the HSS Merger and in which we have a 20% interest, has related party relationships with two VIEs and has consolidated those entities. Investments in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. All significant intercompany accounts and transactions have been eliminated.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations. Depreciation expense for property and equipment was $10,079,000, $9,844,000 and $10,183,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We now have two reporting units, urology services and medical products. We test for impairment of goodwill at least annually, during the fourth quarter, at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based only on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our fees for urology services are recorded when the procedure is performed and are based on a contracted rate with a hospital (wholesale contract) or based on a contractual rate with commercial insurance carriers (retail contract), individual or state and federal health care agencies, net of contractual fee reduction. Management fees from limited partnerships are recorded monthly when earned. Distributions from cost basis investments are recorded when received and totaled $1,321,000, $1,005,000 and $987,000 in 2007, 2006 and 2005, respectively.

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

Major Customers and Credit Concentrations

For the years ending December 31, 2007, 2006 and 2005, we had no customers who exceeded 10% of consolidated revenues. Concentrations of credit risk with respect to cash relate to deposits held with banks in excess of insurance provided. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk. Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourselves to have any significant concentrations of credit risk. At December 31, 2007, approximately 28% of accounts receivable relate to units operating in New York, 7% relate to units in Louisiana, 6% relate to units operating in Florida, 6% related to units in Indiana, and 5% each relate to units in Texas and Minnesota. At December 31, 2006, approximately 23% of accounts receivable relate to units operating in New York, 7% relate to units operating in Florida, 7% relate to units in Louisiana, 6% related to units in Texas, and 5% each relate to units in Georgia, Indiana and Minnesota.

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

($ in thousands)	Balance at Beginning of Year	Costs and Expenses	Deductions	Other	Balance at End of Year
Allowance for Doubtful Accounts:
2007	$2,166	$329	$127	$--	$2,368
2006	$1,491	$776	$101	$--	$2,166
2005	$812	$835	$156	$--	$1,491

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2007 and 2006, inventory consists of the following (in thousands):

	2007	2006
Raw Materials	$6,144	$7,070
Finished Goods	4,077	4,404

	$10,221	$11,474

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

Advertising costs

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassification

Certain reclassifications have been made to expense catagories presented in previous years to be consistent with the 2007 presentation. In 2006, we classified our operating expenses in the accompanying consolidated statements of income by nature using the following categories: Salaries, wages and benefits; Other cost of services; General and administrative; Legal and professional; Manufacturing costs; Advertising; and Other. In 2007, in order to more closely match each class of revenue we have reclassified our operating expense categories by function as follows: Urology services, Medical products, and Sales, general & administrative. These reclassifications were between operating expense categories and did not change total operating expense in any period.

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)	Net Income (loss)	No. of Shares	Per Share Amounts
For the year ended December 31, 2007
Basic	$(14,632)	35,421	$(0.41)
Effect of dilutive securities:
Options		--

Diluted	$(14,632)	35,421	$(0.41)

For the year ended December 31, 2006
Basic	$8,683	35,157	$0.25
Effect of dilutive securities:
Options		190

Diluted	$8,683	35,347	$0.25

For the year ended December 31, 2005
Basic	$9,188	34,311	$0.27
Effect of dilutive securities:
Options		871

Diluted	$9,188	35,182	$0.26

Unexercised employee stock options and warrants to purchase 3,329,000, 3,223,000 and 751,000 shares of our common stock as of December 31, 2007, 2006 and 2005, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods.

Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 will revise our presentation of the consolidated financial statements and further impact will be dependent on our future changes in ownership in subsidiaries after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on our current operations, we do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b–Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based on our current operations, we do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

C.   GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. As of December 31, 2007, we had $4 million in indefinite life intangible assets related to the HealthTronics brand name. Other intangible assets with finite lives consisted primarily of non-compete agreements, hospital contracts and patents at December 31, 2007 and 2006. The agreements will continue to be amortized over their useful lives.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net carrying value of goodwill as of December 31, 2007 and 2006 is comprised of the following:

	Total	Urology Services	Medical Products
Balance, December 31, 2005	$255,817	$238,298	$17,519
Additions	402	402	--
Deletions	(6,358)	(6,358)	--
Impairments	(20,600)	(12,200)	(8,400)

Balance, December 31, 2006	$229,261	$220,142	$9,119
Additions	11,735	11,735	--
Deletions	(2,691)	(2,691)	--
Impairments	(20,800)	(20,800)	--

Balance, December 31, 2007	$217,505	$208,386	$9,119

In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations. In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables, during the fourth quarter of 2006 along with the closing of our European operations.

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We now have two reporting units, urology services and medical products. We test for impairment of goodwill at least annually, during the fourth quarter, at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based only on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest.

If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our discounted cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with an independent valuation firm engaged by us. The significant assumptions of these five-year forecasts included annual revenue growth rates ranging from -5.0% to 8.1% and from -19.3% to 23.5% for the urology services and medical products reporting units, respectively. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 11.0% for the urology services reporting unit and 12.0% for the medical products reporting unit. Terminal values for both reporting units were calculated using a Gordon growth methodology with a long-term growth rate of 5.0%. The future terminal values of the urology services and medical products reporting units were $283,660 and $45,158 respectively at December 31, 2007. The future terminal values of the urology services and medical products reporting units were $299,995 and $51,547 respectively at December 31, 2006.

The significant assumptions used in determining fair values of reporting units using comparable company market values include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT, and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay.

Other intangible assets as of December 31, 2007 and 2006, subject to amortization expense, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2007
Urology Services	$2,590	$1,759	$831
Medical Products	2,776	2,387	389

Total	$5,366	$4,146	$1,220

December 31, 2006
Urology Services	$2,130	$1,215	$915
Medical Products	2,656	1,902	754

Total	$4,786	$3,117	$1,669

Amortization expense for other intangible assets with finite lives was $1,028,000, $1,431,000 and $1,261,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows:

Year	Amount
2008	$598,000
2009	304,000
2010	153,000
2011	82,000
2012	82,000

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D.   ACQUISITIONS

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

In 2007, we increased our ownership in two partnerships for an aggregate purchase price of approximately $4 million. We recorded approximately $3.6 million of goodwill related to these transactions, all of which is tax deductible.

Unaudited proforma combined income data for the years ended December 31, 2007 and 2006 of the Company assuming the acquisitions were effective January 1, of each year is as follows:

($ in thousands, except per share data)	2007	2006

Total revenues	$145,387	$152,603
Total expenses	158,921	166,493
Discontinued Operations	(147)	25,129

Net income (loss)	$(13,681)	$11,239

Diluted earnings per share	$(0.39)	$0.32

E. FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,198	$25,198	$27,857	$27,857
Warrants/Common Stock	450	360	150	544
Financial liabilities:
Debt	$8,526	$8,526	$11,337	$11,337
Other long-term obligations	75	67	134	130

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

Debt

The carrying value of the debt at December 31, 2007 and 2006 approximates fair value.

Other Long-Term Obligations

At December 31, 2007, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $58,338 related to payments to an employee for $4,167 per month continuing until February 28, 2009 as consideration for a noncompetition agreement. We have an obligation totaling $100,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee of our Medical Products division.

Warrants

In November, 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights to distribute such device in the United States, when and if a Pre-Market Approval of such device is granted by the FDA and forfeits our rights to vest in additional warrants to EDAP common stock. We have accordingly included our costs related to the clinical trials of High Intensity Focused Ultrasound (“HIFU”) in discontinued operations in the accompanying condensed consolidated statements of income. At December 31, 2006, we had 200,000 warrants to purchase EDAP TMS S.A. common stock. During 2007, we exercised these warrants and now own 200,000 shares of EDAP common stock.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. ACCRUED EXPENSES Accrued expenses consist of the following:

	December 31,
($ in thousands)	2007	2006
Accrued group insurance costs	$393	$321
Compensation and payroll related expense	3,840	3,339
Accrued interest	7	13
Accrued taxes	871	2,937
Accrued professional fees	170	480
Unearned revenues	913	1,325
Other	1,081	2,062

	$7,275	$10,477

G. INDEBTEDNESS Long-term debt is as follows:

($ in thousands)			December31,
Interest Rates	Maturities		2007	2006
Floating	2007-20	12	$2,394	$3,712
1%-11%	2007-20	12	6,132	7,625

			$8,526	$11,337
Less current portion of long-term debt			4,332	5,664

			$4,194	$5,673

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

This loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. At December 31, 2007, there were no amounts drawn on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of December 31, 2007.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.75% Notes

In April 2005, our $125 million term loan B was funded and we used the proceeds to redeem the $100 million of 8.75% unsecured senior subordinated notes. The notes were subject to an 8.75% rate of interest and interest was payable semi-annually on April 1st and October 1st.

Other long term debt

On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay approximately $3.5 million of mortgage debt related to our building in Austin, Texas. As of December 31, 2007, we had notes totaling $8.5 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at LIBOR or prime plus a certain premium and are due over the next three years. These notes include a revolver at one of our partnerships which totals $1.8 million. As of December 31, 2007, $1,193,000 was drawn on this revolver.

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

The stated principal repayments for all indebtedness as of December 31, 2007 are payable as follows:

Year	Amount
2008	$4,332
2009	2,406
2010	1,261
2011	426
2012	70
Thereafter	31

H. COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $100,000 per person per policy year. At December 31, 2007, we had 244 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $2,852,000, $2,351,000 and $2,586,000, in 2007, 2006 and 2005 respectively.

We lease office space in several locations. Rent expense totaled $1,757,000, $1,491,000 and $2,665,000 for the years ended December 31, 2007, 2006 and 2005. Future annual minimum lease payments under all noncancelable operating leases are as follows:

($ in thousands) Year	Amount
2008	$1,652
2009	1,462
2010	1,253
2011	946
2012	578
Thereafter	506

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

We have elected to use the modified prospective application method such that SFAS No. 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. In accordance with the modified prospective method, our consolidated financial statements for the year ended December 31, 2005 has not been restated to reflect, and does not include, the impact of SFAS No. 123(R).

Under SFAS No. 123R, nonvested stock awards are awards that the employee has not yet earned the right to sell, and are subject to forfeiture if the terms of service are not satisfied. These awards should be measured based on the market prices of otherwise identical (i.e., identical except for the vesting condition) common stock at the grant date. A nonvested equity share awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date. The vesting restrictions are taken into account by recognizing compensation cost only for awards for which the employee has rendered the requisite service (i.e., vested).

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 1.8 years. As of December 31, 2007, there was $612,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years. For the years ended December 31, 2007 and 2006, we have included approximately $1,108,000 and $1,788,000, respectively, for share-based compensation cost (in 2006 $167,000 of cost were included in discontinued operations) in the accompanying consolidated statement of income.

Share-based compensation expense recognized during the years ended December 31, 2007 and December 31, 2006 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically, and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

Our income before income taxes for the years ended December 31, 2007 and 2006, was lower by $1,108,000 and $1,788,000, respectively, and net income was lower by $978,000 and $1,450,000 respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. For the same period, basic earnings per share was $0.03 and $0.04 lower, and diluted earnings per share was $0.03 and $0.04 lower for the years ended December 31, 2007 and 2006 due to our adopting SFAS 123R.

Stock Option Plans

At December 31, 2007, we had seven separate equity compensation plans: the Prime 1993 and 2003 stock option plans, the HSS general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. Since November 2004, the only active plan has been our 2004 equity incentive plan, which, as amended, authorized the grant of up to 2,950,000 shares to purchase our common stock, including 2,000,000 shares approved in June 2006.

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

The following table sets forth certain information as of December 31, 2007 about our equity compensation plans:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	105,666	$7.79	--

Prime 2003 stock option plan	129,000	$5.84	--

HSS equity incentive plan and stock
option plans	2,959,499	$7.10	1,005,944

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

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

($ in thousands)	December 31, 2005
Net income, as reported	$9,188
Share-based compensation recorded, net of tax	72
Share-based compensation proforma, net of tax	(2,607)

Pro forma net income	$6,653

Pro forma earnings per share:
Basic	$0.19

Diluted	$0.19

To estimate compensation expense which would have been recognized under SFAS No. 123 for the year ended December 31, 2005 and to calculate the compensation cost that was recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For December 31, 2007, 2006 and 2005, respectively: risk-free interest rates were 4.6%, 4.9% and 3.9%; dividend yields were 0%, 0% and 0%; volatility factors of the expected market price of our common stock were 47%, 47% and 46%; and a weighted-average expected life of the option of 6 years, 6 years and 4 years.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity and pricing information regarding all stock options to purchase shares of our common stock are summarized as follows:

	2007		2006		2005
	Options (000)	Weighted Average Price	Options (000)	Weighted Average Price	Options (000)	Weighted Average Price
Outstanding at beginning of year	3,908	$7.32	3,048	$7.65	4,327	$7.39
Granted	245	5.82	1,992	7.05	652	8.75
Exercised	--	--	(298)	6.40	(1,675)	7.59
Cancelled	(552)	8.07	(588)	8.78	(256)	6.53
Forfeited	(407)	7.38	(246)	6.94	--	--

Outstanding at end of year	3,194	$7.07	3,908	$7.32	3,048	$7.65

Exercisable at end of year	2,049	$7.35	2,450	$7.51	2,813	$7.71
Weighted-average fair value of
options granted during the period	$2.99		$3.38		$5.44

During the year ended December 31, 2007, there were no exercises of options to purchase common stock and the total fair value of shares vested during 2007 was $966,000. During the year ended December 31, 2006, the total intrinsic value of options exercised to purchase common stock was approximately $353,000 and the total fair value of shares vested during 2006 was $1.7 million.

During the year ended December 31, 2007, there was no financing cash generated from share-based compensation arrangements for the purchase of shares upon exercise of options. During the year ended December 31, 2006, financing cash generated from share-based compensation arrangements amounted to $1,908,000 for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase our common stock.

Additional information regarding options outstanding for all plans as of December 31, 2007, is as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options(000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.49 - $6.49	422	7.4 years	$5.93	212	5.6 years	$5.98
$6.50 - $6.99	1,640	7.0 years	6.66	781	4.9 years	6.62
$7.00 - $7.50	547	6.9 years	7.37	472	6.7 years	7.40
$7.51 - $9.20	383	6.0 years	7.98	383	6.0 years	8.00
$9.21 - $14.25	202	5.2 years	10.25	201	5.2 years	10.25

	3,194		$7.07	2,049		$7.	35

Aggregate intrinsic value (in thousands)	$12			$--

The aggregate intrinsic value in the table above is based on our closing stock price of $4.59 per share as of December 31, 2007.

A summary of the status of the our nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	--	$--
Granted	135	4.75
Vested	--	--
Forfeited	--	--

Nonvested at December 31, 2007	135	$4.75

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

Components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
($ in thousands)	2007	2006	2005
United States	$(17,881)	$(19,947)	$15,944
Foreign	542	(1,062)	1,491

	$(17,339)	$(21,009)	$17,435

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
($ in thousands)	2007	2006	2005
Federal:
Current	$--	$681	$--
Deferred	(2,878)	(4,877)	5,611
State:
Current	212	456	154
Deferred	(401)	(582)	398
Foreign
Current	--	--	339
Deferred	213	(241)	--

	$(2,854)	$(4,563)	$6,502

A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 35% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of income follows:

	Years Ended December 31,
($ in thousands)	2007	2006	2005
Expected federal income tax	$(6,069)	$(7,353)	$6,102
State taxes	(123)	(82)	359
Foreign rate differential	17	130	(183)
Goodwill impairment	3,589	3,090	--
Other	(268)	(348)	224

	$(2,854)	$(4,563)	$6,502

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

($ in thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforward	$9,193	$3,754
Allowance for bad debts	123	328
FAS 123(R) expense	552	295
AMT Credit	578	783
Capitalized costs	1,105	707
Accrued expenses deductible for tax purposes when paid	996	958

Total gross deferred tax assets	12,547	6,825
Less valuation allowance	--	--

Net deferred tax assets	12,547	6,825

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(894)	(292)
Intangible assets, principally due to differences in amortization periods for tax purposes	(26,683)	(24,632)

Total gross deferred tax liability	(27,577)	(24,924)

Net deferred tax liability	$(15,030)	$(18,099)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable ordinary income approximating $26.1 million prior to the expiration of net operating loss. Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2007. At December 31, 2007, we have federal net operating loss carry forwards of approximately $26.1 million which are available to offset federal taxable income in future years through 2027.

As a result of our merger with HealthTronics in 2004, we acquired certain tax benefits, a portion of which are subject to limitations imposed by Section 382 of the Internal Revenue Code. These tax benefits include built-in losses, which are available to offset future taxable income of approximately $57.9 million, capital loss carry forwards which are available to offset future capital gain income through 2008 of approximately $28 million, and net operating loss carry forwards which are available to offset future taxable income through 2021 of approximately $27.6 million. Due to the uncertainty of our ability to realize these tax benefits, there was no recognition of them in our purchase accounting at the time of our acquisition. Accordingly, these tax benefits are not reflected as deferred tax assets in our schedules above.

With regards to a portion of these tax benefits, in October 2005, we filed amended federal income tax returns for the years ended December 31, 2000, 2001, 2002 and 2003 requesting refunds totaling $4.3 million. Additionally, we have utilized a portion of these tax benefits to determine our federal and state income tax liabilities for the years ended December 31, 2004, 2005, and 2006. Due to the amounts of our refund requests, we are currently under audit or review by the Internal Revenue Service for the 2000, 2001, 2002, 2003, 2004, 2005, and 2006 tax years.

Notwithstanding the likelihood of completion in 2008, management, at this time, is unable to determine with any level of certainty that any of these tax benefits will be realized; accordingly, these tax benefits have not been recognized for any purpose in these financial statements. Future recognition, if any, of these tax benefits, net of a valuation allowance, will be credited to goodwill. Interest income received as the result of our refund requests with the Internal Revenue Service, if any, will be reported as interest income in the period in which the Internal Revenue Service determines we are entitled to the refunds.

Effective January 1, 2007, we adopted Financial Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to our retained earnings. At January 1, 2007, our unrecognized tax benefits totaled $2.3 million and are included in deferred and other tax liabilities, none of which, if recognized in total, would impact the effective income tax rate.

A reconciliation of the beginning and ending amount of our unrecognized tax benefit is as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

($ in thousands)

Balance at beginning of year	$2,294
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax provisions for prior years	--
Settlements	--
Reductions for lapse of statute of limitations	--

Balance at end of year	$2,294

Our continuing practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. We had approximately $153,000 of accrued interest and no accrued penalties at December 31, 2007. The accrued interest is included as a component of the deferred tax liabilities noted above.

As previously stated above, we are under audit or review by the Internal Revenue Service for the 2000, 2001, 2002, 2003, 2004, 2005, and 2006 tax years. It is reasonable to expect that the examination phase of the Internal Revenue Service audit may conclude in the next 12 months and that the related unrecognized tax benefits for the tax positions taken in previously filed tax returns may differ from recorded liabilities for uncertain tax positions in our financial statements at January 1, 2007. However, based on the current status of the examination it is not possible to estimate the effect of any such change to previously recorded uncertain tax positions.

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are expected to be indefinitely reinvested outside the United States. If these amounts were not considered permanently reinvested, a cumulative deferred tax liability approximating $118,000 and $50,000 would be provided for in 2007 and 2006, respectively.

K.    SEGMENT REPORTING

We now have two reportable segments: urology services and medical products. Our specialty vehicle manufacturing division, which was sold on July 31, 2006 was also considered a reportable segment prior to its sale. The urology services segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. Our medical products segment manufactures, sells and maintains lithotripters and their related consumables. They also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables, and are the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath pathology laboratory are also included in our medical products segment at this time.

The accounting policies of the segments are the same as those described in Note B, Summary of Significant Accounting Policies. We measure performance based on the pretax income or loss after consideration of minority interests from our operating segments, which do not include unallocated corporate general and administrative expenses and corporate interest income and expense.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our segments are divisions that offer different services, and require different technology and marketing approaches. The majority of the urology services segment is comprised of acquired entities.

Substantially all of our revenues are earned in the United States and long-lived assets are located in the United States. We do not have any major customers who account for more than 10% of our revenues.

($ in thousands)	Urology Services	Medical Products

2007
Revenue from external customers	$122,736	$17,101
Intersegment revenues	--	9,039
Interest income	523	38
Interest expense	767	--
Depreciation and amortization	8,116	2,322
Impairment of Goodwill	20,800	--
Segment profit (loss)	(10,991)	738
Segment assets	285,239	37,732
Capital expenditures	3,321	5,775

2006
Revenue from external customers	$123,265	$19,080
Intersegment revenues	--	9,296
Interest income	294	55
Interest expense	872	1
Depreciation and amortization	8,535	1,972
Impairment of Goodwill	12,200	8,400
Segment profit (loss)	1,346	(11,586)
Segment assets	293,119	37,065
Capital expenditures	8,743	4,315

2005
Revenue from external customers	$133,360	$18,202
Intersegment revenues	--	9,250
Interest income	230	64
Interest expense	834	--
Depreciation and amortization	9,707	855
Segment profit	18,233	5,164
Segment assets	314,887	43,319
Capital expenditures	10,207	382

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

($ in thousands)	2007	2006	2005

Total revenues for reportable segments	$148,876	$151,641	$160,812
Corporate revenue	581	546	705
Elimination of intersegment revenues	(9,039)	(9,296)	(9,250)

Total consolidated revenues	$140,418	$142,891	$152,267

The following is a reconciliation of profit per above to income before taxes per the consolidated statements of income:

($ in thousands)	2007	2006	2005

Total profit (loss) for reportable segments	$(10,253)	$(10,240)	$23,397
Corporate revenue	581	546	705
Unallocated corporate expenses:
General and administrative	(7,519)	(10,680)	(5,634)
Net interest expense	522	133	(150)
Other, net	(670)	(768)	(883)

Unallocated corporate expenses total	(7,667)	(11,315)	(6,667)

Income (loss) before income taxes	$(17,339)	$(21,009)	$17,435

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)	2007	2006	2005

Total assets for reportable segments	$322,971	$330,184	$358,206
Unallocated corporate assets	13,085	16,549	124,831

Consolidated total	$336,056	$346,733	$483,037

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

($ in thousands)	Segments	Corporate	Eliminating Entries	Consolidated
2007
Interest and dividends	$561	$585	$--	$1,146
Interest expense	767	62	--	829
Depreciation and amortization	10,438	669	--	11,107
Capital expenditures	9,096	373	--	9,469

2006
Interest and dividends	$349	$406	$--	$755
Interest expense	873	273	--	1,146
Depreciation and amortization	10,507	768	--	11,275
Capital expenditures	13,058	202	(1,358)	11,902

2005
Interest and dividends	$294	$250	$(96)	$448
Interest expense	834	401	(96)	1,139
Depreciation and amortization	10,562	882	--	11,444
Capital expenditures	10,589	535	(546)	10,578

The amounts in 2007, 2006 and 2005 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

L.    DISCONTINUED OPERATIONS

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

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. In July 2007, we entered into a purchase agreement to sell the RMPT business for $1.35 million. This sale closed on September 28, 2007. We classified this business as held for sale in the accompanying 2006 consolidated balance sheet and included its results from operations in discontinued operations.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter 2006, we committed to a plan to sell our specialty vehicle manufacturing segment. On June 22, 2006, we entered into an Interest and Stock Purchase Agreement pursuant to which Oshkosh agreed to acquire our specialty vehicle manufacturing segment for $140 million in cash. We completed this sale on July 31, 2006, and recognized a gain on the sale totaling $53.6 million. This gain utilized approximately $20.4 million of our deferred tax assets. Our specialty vehicle manufacturing segment has been reported in discontinued operations for all periods presented.

The following table details selected financial information included in income (loss) from discontinued operations in the consolidated statements of income for December 31, 2007, 2006 and 2005.

Consolidated Statements of Income

($ in thousands)	2007	2006	2005
For the Year Ended December 31
Revenue
Specialty Vehicles Manufacturing	$--	$57,526	$109,447
CryoSurgery	--	1,490	2,589
Rocky Mountain Prostate Thermotherapies	3,268	4,289	3,391
Orthotripsy	--	--	6,613
HIFU	--	--	--
Cost of services
Specialty Vehicles Manufacturing	--	(51,616)	(98,170)
CryoSurgery	--	(1,235)	(1,780)
Rocky Mountain Prostate Thermotherapies	(3,739)	(4,587)	(2,976)
Orthotripsy	--	--	(7,714)
HIFU	(216)	(1,233)	(192)
Depreciation and amortization
Specialty Vehicles Manufacturing	--	(542)	(1,215)
CryoSurgery	--	(512)	(558)
Rocky Mountain Prostate Thermotherapies	--	(224)	(84)
Orthotripsy	--	--	(280)
HIFU	(3)	(17)	(3)
Other
Specialty Vehicles Manufacturing	--	(72)	(109)
CryoSurgery	--	(118)	(229)
Rocky Mountain Prostate Thermotherapies	--	(4)	--
Orthotripsy	--	--	(1,077)
HIFU	--	--	--

Income (loss) from discontinued operations	$(690)	$3,145	$7,653

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

($ in thousands)	Year Ended December 31,
	2007	2006	2005
Gain on sale of specialty vehicle manufacturing	$--	$53,551	$--
Gain on Sale of Rocky Mountain Prostate Thermotherapy	451
Loss from disposal of cryosurgery operations	--	(3,729)	--
Impairment of Rocky Mountain Prostate Thermotherapy	--	(4,263)	--
Income from discontinued operations	(690)	3,145	7,653
Interest allocated to discontinued operations	--	(4,830)	(10,648)
Income tax (expense) benefit on discontinued operations	92	(18,745)	1,250

Income (loss) from discontinued operations, net of tax	$(147)	$25,129	$(1,745)

Assets and liabilities held for sale as of December 31, 2006 relate entirely to our RMPT operations and primarily consist of accounts receivable, supplies and accrued expenses.

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations,” we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $4,830,000 and $7,806,000 for the years ended December 31, 2006 and 2005. We have also included loan fees and bond call premium of $2,842,000 year ended December 31, 2005, which were incurred solely related to the refinancing of the debt which was required to be repaid.

The gain on sale of our specialty vehicle manufacturing operations, the loss from disposal of our cryosurgery operations, and the impairment of Rocky Mountain Prostate Thermotherapy, noted above, include charges to goodwill of $50.4 million, $2.7 million and $3.25 million, respectively.

In the fourth quarter of 2004, we decided to divest our orthopaedics business unit. In July 2005, we sold our orthopaedics business unit to SanuWave, Inc., a company controlled by Prides Capital Partners L.L.C., a related party. Under the terms of the sale we received $6.4 million in cash, two $2 million unsecured notes and a small passive ownership interest in the acquiring entity. The notes bear interest at 6% per annum with no payments for the first five years, then interest only payments for the next five years with a balloon payment after ten years. Due to the uncertainty of future estimated collections, we have assigned no value to the notes or the ownership interest. Prior to this divesture, we provided approximately $700,000 of maintenance services to our orthopaedics business unit which were eliminated in consolidation. Subsequent to this sale, we have provided limited assistance to SanuWave, Inc. related to certain sales and service operations. We were paid $100,000 per month from August 2005 until January 2006 related to these services. At December 31, 2007 and 2006, SanuWave, Inc. owed us a net amount of approximately $52,000 and $1,000,000, respectively. We terminated all sales operations effective April 30, 2006.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We purchased debt of HMT AG in the first quarter of 2005. We paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT AG held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT AG’s accounts receivable that secured the $5.1 million claim. Through December 31, 2007, we had recovered approximately $2.8 million. Any additional recoveries in the future will be recorded as income when received.

M.   VARIABLE INTEREST ENTITIES

We have determined that one of our consolidated partnerships, acquired in the HSS merger and in which we have a 20% interest, has certain related party relationships with two Variable Interest Entities (VIE), and in accordance with FIN 46(R), has consolidated those entities. As a result of consolidating the VIEs, of which the partnership is the primary beneficiary, we have recognized minority interest of approximately $1 million on our consolidated balance sheets at December 31, 2007 and 2006, which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets. Rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected on our consolidated balance sheet are $4 million and $3.6 million in both 2007 and 2006, respectively, of VIE assets, representing all of the assets of the VIEs. The VIEs assist the partnership in providing urological services, minimally invasive prostate treatments, and other services in the Greater New York metropolitan area.

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

