Form 10-Q
period 2008-03-31
HEALTHTRONICS, INC.
filed 2008-05-12
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR
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

YES   X  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐              Accelerated Filer   ☒             Non-Accelerated Filer   ☐             Smaller reporting company   ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at May 1, 2008 38,222,749

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Urology Services	$29,550	$28,385
Medical Products	4,247	4,239
Other	157	127

Total revenue	33,954	32,751

Cost of services and general and administrative expenses:
Urology Services	12,991	13,685
Medical Products	2,177	2,404
Selling, general and administrative	4,317	4,314
Depreciation and amortization	2,628	2,816

	22,113	23,219

Operating income	11,841	9,532

Other income (expenses):
Interest and dividends	191	276
Interest expense	(163)	(236)

	28	40

Income from continuing operations before provision
for income taxes and minority interest	11,869	9,572

Minority interest in consolidated income	11,047	9,509

Provision (benefit) for income taxes	370	(15)

Income from continuing operations	452	78

Income (loss) from discontinued operations, net of tax	--	(108)

Net income (loss)	$452	$(30)

Basic earnings per share:
Income from continuing operations	$0.01	$--
Income (loss) from discontinued operations	$--	$--

Net income (loss)	$0.01	$--

Weighted average shares outstanding	35,425	35,406

Diluted earnings per share:
Income from continuing operations	$0.01	$--
Income (loss) from discontinued operations	$--	$--

Net income (loss)	$0.01	$--

Weighted average shares outstanding	35,425	35,417

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	March 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$21,707	$25,198
Accounts receivable, less allowance for doubtful
accounts of $2,522 in 2008 and $2,368 in 2007	19,996	21,889
Other receivables	2,083	2,703
Deferred income taxes	12,829	12,547
Prepaid expenses and other current assets	2,527	1,656
Inventory	9,276	10,221

Total current assets	68,418	74,214

Property and equipment:
Equipment, furniture and fixtures	48,539	47,751
Building and leasehold improvements	12,942	12,437

	61,481	60,188
Less accumulated depreciation and
amortization	(27,376)	(27,169)

Property and equipment, net	34,105	33,019

Other investments	1,353	1,353
Goodwill, at cost	218,020	217,505
Intangible assets	6,014	5,220
Other noncurrent assets	4,918	4,745

	$332,828	$336,056

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	March 31, 2008	December 31, 2007
LIABILITIES

Current liabilities:
Current portion of long-term debt	$4,057	$4,332
Accounts payable	6,877	5,859
Accrued distributions to minority interests	95	226
Accrued expenses	5,284	7,275

Total current liabilities	16,313	17,692

Long-term debt, net of current portion	3,777	4,194
Other long term obligations	53	75
Deferred income taxes	30,679	30,024

Total liabilities	50,822	51,985

Minority interest	38,713	41,653

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 36,285,402 issued in 2008 and 36,235,263 outstanding in 2008; 35,610,236 issued in 2007 and
35,560,097 outstanding in 2007	202,472	202,049
Accumulated earnings	41,293	40,841
Treasury stock, at cost, 50,139 shares in 2008 and 2007	(472)	(472)

Total stockholders' equity	243,293	242,418

	$332,828	$336,056

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$36,846	$33,839
Cash paid to employees, suppliers of goods and others	(20,497)	(22,059)
Interest received	191	276
Interest paid	(149)	(222)
Taxes paid	(317)	(366)
Discontinued operations	--	(86)

Net cash provided by operating activities	16,074	11,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(1,220)	(206)
Purchases of equipment and leasehold improvements	(4,671)	(1,796)
Proceeds from sales of assets	1,195	495
Other	--	(18)
Discontinued operations	--	(1)

Net cash used in investing activities	(4,696)	(1,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	213	619
Payments on notes payable, exclusive of interest	(1,002)	(1,448)
Distributions to minority interest	(13,924)	(11,810)
Contributions by minority interest, net of buyouts	(156)	(141)
Discontinued operations	--	(5)

Net cash used in financing activities	(14,869)	(12,785)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,491)	(2,929)

Cash and cash equivalents, beginning of period, includes cash
from discontinued operations of $(198) for December 31, 2006	25,198	27,659

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(269) for March 31, 2007	$21,707	$24,730

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2008	2007
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$452	$(30)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Minority interest in consolidated income	11,047	9,509
Depreciation and amortization	2,628	2,816
Provision for uncollectible accounts	(13)	71
Provision for deferred income taxes	373	96
Non-cash share based compensation	423	813
Other	(79)	74
Discontinued Operations	--	90
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	1,906	59
Other receivables	620	39
Inventory	1,063	(357)
Other assets	(1,043)	444
Accounts payable	1,018	(234)
Accrued expenses	(2,321)	(2,008)

Total adjustments	15,622	11,412

Net cash provided by operating activities	$16,074	$11,382

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of March 31, 2008 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities and as discussed herein.

Certain reclassifications have been made to expense catagories presented in 2007 to be consistent with the 2008 presentation. In 2007, we classified our operating expenses in the accompanying condensed consolidated statements of income by nature using the following categories: Salaries, wages and benefits; Other cost of services; General and administrative; Legal and professional; Manufacturing costs; Advertising; and Other. In 2008, in order to more closely match each class of revenue we have reclassified our operating expense categories by function as follows: Urology services, Medical products, and Sales, general & administrative. These reclassifications were between operating expense categories and did not change total operating expense in any period.

During the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate business and announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device. Accordingly, these activities have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. In September 2007, we completed the sale of our Rocky Mountain Prostate business.

2. Debt

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolving line of credit and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of March 31, 2008, there were no amounts drawn on the revolving line of credit. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of March 31, 2008.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)

Other

As of March 31, 2008, we had notes payable totaling $7.8 million related to equipment purchased by our limited partnerships. These notes payable are paid down from the cash flows of the related partnerships. They generally bear interest at LIBOR or prime plus a certain premium and have various due dates over the next three years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended March 31, 2008

Net income	$452	$452

Weighted average shares outstanding	35,425	35,425
Effect of dilutive securities	--	--

Shares for EPS calculation	35,425	35,425

Net income per share	$0.01	$0.01

Three Months Ended March 31, 2007

Net loss	$(30)	$(30)

Weighted average shares outstanding	35,406	35,406
Effect of dilutive securities	--	--

Shares for EPS calculation	35,406	35,406

Net loss per share	$--	$--

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 3,558,000 and 3,922,000 shares of our common stock as of March 31, 2008 and 2007, respectively, because the effect would be antidilutive. In May 2005, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 450,000 shares the number of shares available for issuance thereunder (from 500,000 to 950,000 shares). In June 2006, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2 million shares the number of shares available for issuance thereunder (from 950,000 to 2,950,000 shares).

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)

4. Segment Reporting

We have two reportable segments: urology services and medical products. The urology services segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. Our medical products segment sells and maintains lithotripters and their related consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath pathology laboratory are also included in our medical products segment.

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products
Three Months Ended March 31, 2008

Revenue from external customers	$29,550	$4,247
Intersegment revenues	--	2,443
Segment profit	2,245	755

Three Months Ended March 31, 2007

Revenue from external customers	$28,385	$4,239
Intersegment revenues	--	2,570
Segment profit	1,670	120

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)

	Three Months ended March 31,
($ in thousands)	2008	2007

Total segment profit	$3,000	$1,790
Unallocated corporate revenues	157	127
Unallocated corporate expenses:
General and administrative	(2,277)	(1,816)
Net interest income (expense)	51	151
Other, net	(109)	(189)

Total unallocated corporate expenses	(2,335)	(1,854)

Income before income taxes	$822	$63

5. Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

In the first quarter of 2008, we granted a total of 428,489 of non-vested shares under our 2004 Equity Incentive Plan. 80,000 shares vest 25% on each of the first four anniversaries of the grant date. 226,517 shares vest based on the achievement of the performance targets outlined below. 121,972 shares vest 25% on each of the first four anniversaries of the grant date; however, their vesting can be accelerated if the following performance targets are reached.

Percent of Grant Vesting	Performance Target (% increase over grant price)
25%	15%
25%	30%
25%	45%
25%	60%

As of March 31, 2008, unrecognized share-based compensation cost related to unvested stock options was approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately 1.7 years. We also had $3.0 million of unrecognized compensation costs related to non-vested stock awards as of March 31, 2008, which is expected to be recognized over a weighted average period of approximately 1.5 years. We have included approximately $423,000 and $389,000 for share-based compensation cost in the accompanying condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, respectively.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)

Share-based compensation expense recognized during the quarters ended March 31, 2008 and 2007 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of share-based awards using the Black-Scholes-Merton (“Black Scholes”) option-pricing model.

6. Inventory

As of March 31, 2008 and December 31, 2007, inventory consisted of the following:

($ In thousands)	March 31, 2008	December 31, 2007
Raw Materials	$6,374	$6,144
Finished Goods	2,902	4,077

	$9,276	$10,221

7. Discontinued Operations

In November, 2006 we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights in the United States, when and if a Pre-Market Approval is granted by the FDA and forfeiting our rights to earn additional warrants to acquire EDAP common stock. We have accordingly included our costs related to the clinical trials in discontinued operations in the accompanying condensed consolidated statements of income.

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. In July 2007, we entered into a purchase agreement to sell the RMPT business for $1.35 million. This sale closed on September 28, 2007. We classified this business as held for sale and included its results from operations in discontinued operations.

The following table details selected financial information included in loss from discontinued operations in the condensed consolidated statements of income for the three month period ended March 31, 2007.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)

Condensed Consolidated Statements of Income
($ in thousands)	2007
For the Three Months Ended March 31
Revenue
Rocky Mountain Prostate Thermotherapies	$1,138
HIFU	--
Cost of services
Rocky Mountain Prostate Thermotherapies	(1,165)
HIFU	(146)
Depreciation and amortization
Rocky Mountain Prostate Thermotherapies	--
HIFU	(3)
Income tax benefit	68

Discontinued operations, net of tax	$(108)

8. New Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b–Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

9. Subsequent Events

On April 17, 2008, we completed the acquisition of Advanced Medical Partners, Inc. (“AMPI”) pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for a purchase price of approximately $6.9 million in cash and approximately 1.8 million shares of common stock, plus a two-year earn-out based on the future achievement of EBITDA.

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period and (4) create an exception from the calculation of such permitted acquisitions basket for our previously-announced acquisition of AMPI.

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

General

We provide healthcare services and medical devices, primarily to the urology marketplace. We have two reportable segments: urology services and medical products.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have two types of contracts, retail and wholesale, that we enter into in providing our lithotripsy services. Retail contracts are contracts where we contract with the hospital and private insurance payors. Wholesale contracts are contracts where we contract only with the hospital. The two approaches functionally differ in that, under a retail contract, we generally bill for the entire non-physician fee for all patients other than governmental pay patients, for which the hospital bills the non-physician fee. Under a wholesale contract, the hospital generally bills for the entire non-physician fee for all patients. In both cases, the billing party contractually bears the costs associated with the billing service, including pre-certification, as well as non-collection. The non-billing party is generally entitled to its fees regardless of whether the billing party actually collects the non-physician fee. Accordingly, under the wholesale contracts where we are the non-billing party, the hospital generally receives a greater proportion of the total non-physician fee to compensate for its billing costs and collection risk. Conversely, under the retail contracts where we generally provide the billing services and bear the collection risk, we receive a greater portion of the total non-physician fee.

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, for each of the first three month periods of 2008 and 2007. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. In September 2007, we completed the sale of our Rocky Mountain Prostate business, which represented almost our entire TUMT treatment operations.

We recognize urology revenue primarily from the following sources:

•

Fees for urology treatments. A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. We, through our partnerships or other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. Benign prostate disease and prostate cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. These services are also primarily performed through limited partnerships or other entities, which we manage.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Fees for managing the operation of our lithotripters and laser devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and lasers and receive a management fee for performing these services.

Medical Products. We sell and maintain lithotripters and their related consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath pathology laboratory are also included in our medical products segment.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed contractual rate, payable monthly, quarterly, or annually. Revenues from these services are recorded when the related maintenance services are performed.

•

Fees for equipment sales, consumable sales and licensing applications. We sell and maintain lithotripters and we distribute the Revolix laser and we also manufacture and sell consumables related to the lithotripters. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated. In some cases, we lease certain equipment to our partnerships, as well as third parties. Revenues from these leases are recognized on a monthly basis or as procedures are performed.

•

Fees for Claripath anatomical pathology services. We provide anatomical pathology services primarily to the urology marketplace. Revenues from these services are recorded when the related laboratory procedures are performed.

Recent Developments

On April 17, 2008, we completed the acquisition of Advanced Medical Partners, Inc. (“AMPI”) pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for a purchase price of approximately $6.9 million in cash and approximately 1.8 million shares of common stock, plus a two-year earn-out based on the future achievement of EBITDA.

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period and (4) create an exception from the calculation of such permitted acquisitions basket for our previously-announced acquisition of AMPI.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates.

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We have two reporting units, urology services and medical products. The fair value of each reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay. For a discussion of our 2007 and 2006 goodwill impairments and the specific assumptions used in the income and market approaches in the 2007 and 2006 analyses, see footnote C to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investment in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. With respect to partnerships and LLCs where we exercise effective control but own less than 50%, we have reviewed each of the underlying governing agreements for such entities and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Our total revenues for the three months ended March 31, 2008 increased $1,203,000 as compared the same period in 2007. Revenues from our urology services segment increased $1,165,000 (4%) in the first quarter of 2008 as compared to the same period in 2007. Revenues from our lithotripsy business increased $1,278,000 for the first quarter of 2008 as compared to the same period in 2007, and revenues from our prostate business decreased $113,000 in the first quarter of 2008 as compared to the same period in 2007. Revenues from our Keystone partnership acquisition, which occurred in the second quarter of 2007, totaled $1.5 million in first quarter of 2008. These revenues were partially offset by lost revenues at partnerships which closed in the last half of 2007. Revenues on a same store basis were up 1% in 2008 as compared to the same period in 2007. Revenues for our medical products segment for the quarter ended March 31, 2008 were consistent with the same period in 2007. We did not sell any lithotripters or tables in the first quarter of 2008. We sold 1 lithotripter and 24 tables during the same period in 2007. Revenues from our new laboratory which commenced operations in January 2006, totaled $1,226,000 and $616,000 for the quarters ended March 31, 2008 and 2007, respectively.

Our costs of services and general and administrative expenses for the three months ended March 31, 2008 decreased $1,106,000 (5%) compared to the same period in 2007. Our cost of services associated with our urology services operations decreased $694,000 (5%) in the first quarter of 2008 as compared to the same period in 2007. The cause of this decrease relates primarily to a one-time credit at one of our partnerships related to the write off of a certain payable in the first quarter of 2008 of approximately $700,000 which was recorded against operating expenses. This was partially offset by increased compensation costs of $170,000, an increase of 2.6% which is a result of annual merit increases. Our cost of services associated with our medical products operations for the first three months of 2008 decreased $227,000 (9%) compared to the same period in 2007. The primary cause of this decrease is due to no sales of lithotripters and tables in the first quarter of 2008 as compared to 1 device and 24 tables in 2007, partially offset by approximately $200,000 in increased expenses at our new lab which experienced significant growth year over year. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs as of March 31, 2008 remained consistent with costs from the same period in 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of 2007, we had a loss from discontinued operations of $108,000 attributable to our RMPT and HIFU operations. Our RMPT business, was sold on September 28, 2007.

Depreciation and amortization expense decreased $188,000 in the first quarter of 2008 as compared to the same period in 2007.

Minority interest in consolidated income for the three month period ended March 31, 2008 increased $1,538,000 compared to the same period in 2007, as a result of an increase in income at our urology partnerships.

Provision for income taxes in the first quarter of 2008 increased $385,000 compared to the same period in 2007 due to the increase in our taxable net income during the same periods, as well as an increase in the effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $21,707,000 and $25,198,000 at March 31, 2008 and December 31, 2007, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the three months ended March 31, 2008 and 2007, our subsidiaries distributed cash of approximately $13,924,000 and $11,810,000, respectively, to minority interest holders.

Cash provided by our operations, before minority interest, was $16,074,000 for the three months ended March 31, 2008 and $11,382,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008 compared to the same period in 2007, fee and other revenue collected increased by $3,007,000 due primarily to our increased revenues and a decrease in our overall accounts receivable balances. Cash paid to employees, suppliers of goods and others for the three months ended March 31, 2008 decreased by $1,562,000 compared to the same period in 2007. This fluctuation is attributable to a significant payoff of accrued expenses in 2007 as well as a decrease in our overall expenses in 2008 as compared to the same period in 2007.

Cash used by our investing activities for the three months ended March 31, 2008, was $4,696,000. We purchased equipment and leasehold improvements totaling $4,671,000 in 2008, $3.1 million of which were for additional Revolix lasers. Cash used by our investing activities for the three months ended March 31, 2007, was $1,526,000 primarily due to $1,796,000 in equipment and leasehold improvements purchases.

Cash used in our financing activities for the three months ended March 31, 2008, was $14,869,000, primarily due to distributions to minority interests of $13,924,000 and payments on notes payable of $1,002,000 partially offset by borrowings on notes payable of $213,000. Cash used in our financing activities for the three months ended March 31, 2007, was $12,785,000, primarily due to distributions to minority interests of $11,810,000 and net payments on notes payable of $829,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable as of March 31, 2008 decreased $1,893,000 from December 31, 2007. This decrease relates primarily to the timing of collections.

Inventory as of March 31, 2008, totaled $9,276,000 and decreased $945,000 from December 31, 2007.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $50 million revolving line of credit and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of March 31, 2008, there were no amounts drawn on the revolving line of credit. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of March 31, 2008.

On April 17, 2008, we borrowed $6 million under our revolving line of credit under our senior credit facility.

Other

Other long term debt. As of March 31, 2008, we had notes payable totaling $7.8 million related to equipment purchased by our limited partnerships. These notes payable are paid down from the cash flows of the related partnerships. They generally bear interest at LIBOR or prime plus a certain premium and have various due dates over the next three years.

Unrecognized Tax Benefits: As of March 31, 2008, we had $2.3 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that will be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General The following table presents our contractual obligations as of March 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$7,834	$4,057	$3,389	$365	$23
Operating Leases (1)	5,944	1,585	2,657	1,298	404

Non-compete contracts (2)	136	86	50	-	-
Unrecognized tax benefit	2,294	-	-	-	2,294

Total	$16,208	$5,728	$6,096	$1,663	$2,721

(1)	Represents operating leases in the ordinary course of our business.
(2)	Represents an obligation of $46 due to an employee of Medstone, at a rate of $4 per month continuing until February 28, 2009, and an obligation of $90 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

In addition, the scheduled principal repayments for all long term debt as of March 31, 2008 are payable as follows:

($ in thousands)
2008	$4,057
2009	2,320
2010	1,069
2011	299
2012	66
Thereafter	23

Total	$7,834

On April 17, 2008, we borrowed $6 million under our revolving line of credit under our senior credit facility.

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures or possible future share repurchases, will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our credit facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our credit facility with our lenders.

We intend to grow our urology services operations primarily through forming new operating subsidiaries in new markets as well as by mergers and acquisitions. We plan to grow our medical products segment by offering new equipment and services at our lab and expanding our customer base. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where appropriate.

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

Inflation

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as fuel costs and employee compensation and benefits.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” ("SFAS 159"). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2008, we had long-term debt (including current portion) totaling $7,834,000, of which $5,626,000 had fixed rates of 1% to 11%, and $2,208,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $2,208,000. We make monthly or quarterly payments of principal and interest on $1,014,000 of the floating rate debt. An increase in interest rates of 1% would result in a $22,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

10.1 10.2* 31.1* 31.2* 32.1* 32.2*	Stock Purchase Agreement, dated as of March 18, 2008, by and among HealthTronics, Inc., Litho Management, Inc., Advanced Medical Partners, Inc. and the stockholders of Advanced Medical Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2008).

Form of Restricted Stock Award Agreement

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	HEALTHTRONICS, INC. By: /s/ Ross A. Goolsby Ross A. Goolsby Chief Financial Officer