Form 10-Q
period 2008-06-30
HEALTHTRONICS, INC.
filed 2008-08-07
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR
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

Large Accelerated Filer   ☐              Accelerated Filer   ☒             Non-Accelerated Filer   ☐             Smaller reporting company   ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at August 1, 2008 38,272,888

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Urology Services	$37,865	$30,836	$67,415	$59,221
Medical Products	4,584	4,586	8,831	8,825
Other	131	141	288	268

Total revenue	42,580	35,563	76,534	68,314

Cost of services and general and administrative expenses:
Urology Services	17,399	13,281	30,390	26,966
Medical Products	1,736	2,839	3,913	5,243
Selling, general & administrative	5,269	4,593	9,586	8,907
Depreciation and amortization	3,069	2,776	5,697	5,592

	27,473	23,489	49,586	46,708

Operating income	15,107	12,074	26,948	21,606

Other income (expenses):
Interest and dividends	101	311	292	588
Interest expense	(246)	(212)	(409)	(448)

	(145)	99	(117)	140

Income from continuing operations before provision
for income taxes and minority interest	14,962	12,173	26,831	21,746

Minority interest in consolidated income	13,781	11,275	24,828	20,784
Provision for income taxes	471	581	841	566

Income from continuing operations	710	317	1,162	396

Loss from discontinued operations, net of tax	--	(138)	--	(247)

Net income	$710	$179	$1,162	$149

Basic earnings per share:
Income from continuing operations	$0.02	$0.01	$0.03	$0.01
Loss from discontinued operations	--	--	--	(0.01)

Net income	$0.02	$0.01	$0.03	$--

Weighted average shares outstanding	37,059	35,425	36,242	35,416

Diluted earnings per share:
Income from continuing operations	$0.02	$0.01	$0.03	$0.01
Loss from discontinued operations	--	--	--	(0.01)

Net income	$0.02	$0.01	$0.03	$--

Weighted average shares outstanding	37,165	35,426	36,295	35,422

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$18,207	$25,198
Accounts receivable, less allowance for doubtful
accounts of $2,537 in 2008 and $2,368 in 2007	24,021	21,889
Other receivables	1,117	2,703
Deferred income taxes	12,967	12,547
Prepaid expenses and other current assets	3,525	1,656
Inventory	8,880	10,221

Total current assets	68,717	74,214

Property and equipment:
Equipment, furniture and fixtures	53,159	47,751
Building and leasehold improvements	5,769	12,437

	58,928	60,188
Less accumulated depreciation and
amortization	(27,777)	(27,169)

Property and equipment, net	31,151	33,019

Other investments	1,799	1,353
Goodwill, at cost	233,244	217,505
Intangible assets	6,095	5,220
Other noncurrent assets	4,357	4,745

	$345,363	$336,056

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	June 30, 2008	December 31, 2007
LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,886	$4,332
Accounts payable	7,409	5,859
Accrued distributions to minority interests	95	226
Accrued expenses	6,389	7,275

Total current liabilities	17,779	17,692

Long-term debt, net of current portion	3,206	4,194
Other long term obligations	52	75
Deferred income taxes	31,371	30,024

Total liabilities	52,408	51,985

Minority interest	40,831	41,653

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 38,272,888 issued in 2008 and 38,194,495 outstanding in 2008; 35,610,236 issued in 2007 and
35,560,097 outstanding in 2007	210,696	202,049
Accumulated earnings	42,003	40,841
Treasury stock, at cost, 78,393 shares in 2008 and 50,139 shares in 2007	(575)	(472)

Total stockholders' equity	252,124	242,418

	$345,363	$336,056

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$79,750	$68,403
Cash paid to employees, suppliers of goods and others	(44,896)	(40,768)
Interest received	292	588
Interest paid	(388)	(438)
Taxes paid	(644)	(573)
Discontinued operations	--	(114)

Net cash provided by operating activities	34,114	27,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(10,197)	(7,004)
Purchases of equipment and leasehold improvements	(5,615)	(3,466)
Proceeds from sales of assets	7,753	974
Other	(190)	(18)
Discontinued operations	--	(39)

Net cash used in investing activities	(8,249)	(9,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	7,341	1,096
Payments on notes payable, exclusive of interest	(9,351)	(2,670)
Distributions to minority interest	(30,132)	(25,079)
Contributions by minority interest, net of buyouts	(611)	(28)
Purchase of treasury stock	(103)	--
Discontinued operations	--	(8)

Net cash used in financing activities	(32,856)	(26,689)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,991)	(9,144)

Cash and cash equivalents, beginning of period, includes cash
from discontinued operations of $(198) for December 31, 2006	25,198	27,659

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(349) for June 30, 2007	$18,207	$18,515

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2008	2007
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,162	$149
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	24,828	20,784
Depreciation and amortization	5,697	5,592
Provision for uncollectible accounts	(54)	254
Provision for deferred income taxes	422	3,233
Non-cash share based compensation	1,909	1,176
Other	(446)	(32)
Discontinued Operations	--	286
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	1,239	(729)
Other receivables	1,712	732
Other assets	(8)	(450)
Accounts payable	(217)	(439)
Accrued expenses	(2,130)	(3,458)

Total adjustments	32,952	26,949

Net cash provided by operating activities	$34,114	$27,098

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of June 30, 2008 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

Certain reclassifications have been made to expense categories presented in 2007 to be consistent with the 2008 presentation. In 2007, we classified our operating expenses in the accompanying condensed consolidated statements of income by nature using the following categories: Salaries, wages and benefits; Other cost of services; General and administrative; Legal and professional; Manufacturing costs; Advertising; and Other. In 2008, in order to more closely match each class of revenue we have reclassified our operating expense categories by function as follows: Urology services, Medical products, and Sales, general & administrative. These reclassifications were between operating expense categories and did not change total operating expense in any period.

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

2. Debt

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of June 30, 2008, there were no amounts drawn on the revolving line of credit. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of June 30, 2008.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period beginning after April 14, 2008 and (4) create an exception from the calculation of such permitted acquisitions basket for our previously-announced acquisition of Advanced Medical Partners, Inc. (“AMPI”).

Other

As of June 30, 2008, we had notes payable totaling $7.1 million related to equipment purchased by our limited partnerships. These notes payable are paid down from the cash flows of the related partnerships. They generally bear interest at LIBOR or prime plus a certain premium and have various due dates over the next three years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Six Months Ended June 30, 2008

Net income	$1,162	$1,162

Weighted average shares outstanding	36,242	36,242
Effect of dilutive securities	--	53

Shares for EPS calculation	36,242	36,295

Net income per share	$0.03	$0.03

Six Months Ended June 30, 2007

Net income	$149	$149

Weighted average shares outstanding	35,416	35,416
Effect of dilutive securities	--	6

Shares for EPS calculation	35,416	35,422

Net income per share	$--	$--

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended June 30, 2008

Net income	$710	$710

Weighted average shares outstanding	37,059	37,059
Effect of dilutive securities	--	106

Shares for EPS calculation	37,059	37,165

Net income per share	$0.02	$0.02

Three Months Ended June 30, 2007

Net income	$179	$179

Weighted average shares outstanding	35,425	35,425
Effect of dilutive securities	--	1

Shares for EPS calculation	35,425	35,426

Net income per share	$0.01	$0.01

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 3,090,000 and 3,881,000 shares of our common stock as of June 30, 2008 and 2007, respectively, because the effect would be antidilutive. In May 2008, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2,850,000 shares the number of shares available for issuance thereunder from 2,950,000 to 5,800,000 shares.

4. Segment Reporting

We have two reportable segments: urology services and medical products. The urology services segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancers cells. Our medical products segment sells and maintains lithotripters and their related consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath pathology laboratory are also included in our medical products segment.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products
Six Months Ended June 30, 2008

Revenue from external customers	$67,415	$8,831
Intersegment revenues	--	5,229
Segment profit	5,469	1,876

Six Months Ended June 30, 2007

Revenue from external customers	$59,221	$8,825
Intersegment revenues	--	4,801
Segment profit	4,442	17

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Six Months ended June 30,
($ in thousands)	2008	2007
Total segment profit	$7,345	$4,459
Unallocated corporate revenues	288	268
Unallocated corporate expenses:
General and administrative	(5,372)	(3,701)
Net interest income (expense)	(32)	302
Other, net	(226)	(366)

Total unallocated corporate expenses	(5,630)	(3,765)

Income before income taxes	$2,003	$962

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

($ in thousands)	Urology Services	Medical Products
Three Months Ended June 30, 2008

Revenue from external customers	$37,865	$4,584
Intersegment revenues	--	2,785
Segment profit	3,223	1,121

Three Months Ended June 30, 2007

Revenue from external customers	$30,836	$4,586
Intersegment revenues	--	2,232
Segment profit	2,772	(103)

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Three Months ended June 30,
($ in thousands)	2008	2007
Total segment profit	$4,344	$2,669
Unallocated corporate revenues	131	141
Unallocated corporate expenses:
General and administrative	(3,095)	(1,884)
Net interest income (expense)	(82)	150
Other, net	(117)	(178)

Total unallocated corporate expenses	(3,294)	(1,912)

Income before income taxes	$1,181	$898

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

In the first quarter of 2008, we granted a total of 675,166 of non-vested shares under our 2004 Equity Incentive Plan. 80,000 shares vest 25% on each of the first four anniversaries of the grant date. 386,857 shares vest based on the achievement of the performance targets outlined below. 208,309 shares vest 25% on each of the first four anniversaries of the grant date; however, their vesting can be accelerated if the following performance targets are reached.

Percent of Grant Vesting	Performance Target (% increase over grant price)
25%	15%
25%	30%
25%	45%
25%	60%

On May 5, 2008, the first performance target was met and as a result 92,862 of the non-vested stock awards vested, which resulted in the recognition of approximately $307,000 in share based compensation cost.

As of June 30, 2008, unrecognized share-based compensation cost related to unvested stock options was approximately $2.2 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. We also had $1.7 million of unrecognized compensation costs related to non-vested stock awards as of June 30, 2008, which is expected to be recognized over a weighted average period of approximately 1.6 years. We have included approximately $1.9 million and $0.8 million for share-based compensation cost in the accompanying condensed consolidated statements of income for the six months ended June 30, 2008 and 2007, respectively.

Share-based compensation expense recognized during the quarters ended June 30, 2008 and 2007 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our non-vested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period.

6. Inventory

As of June 30, 2008 and December 31, 2007, inventory consisted of the following:

($ In thousands)	June 30, 2008	December 31, 2007
Raw Materials	$6,089	$6,144
Finished Goods	2,791	4,077

	$8,880	$10,221

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

7. Discontinued Operations

In November 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device (HIFU) manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights in the United States, when and if a Pre-Market Approval is granted by the FDA and forfeiting our rights to earn additional warrants to acquire EDAP common stock. We have accordingly included our costs related to the clinical trials in discontinued operations in the accompanying condensed consolidated statements of income.

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. In July 2007, we entered into a purchase agreement to sell the RMPT business for $1.35 million. This sale closed on September 28, 2007. We classified this business as held for sale and included its results from operations in discontinued operations.

The following table details selected financial information included in loss from discontinued operations in the condensed consolidated statements of income for the three and six month periods ended June 30, 2007.

Condensed Consolidated Statements of Income
($ in thousands)	2007
For the Six Months Ended June 30
Revenue
Rocky Mountain Prostate Thermotherapies	$2,237
HIFU	--
Cost of services
Rocky Mountain Prostate Thermotherapies	(2,440)
HIFU	(198)
Income tax benefit	154

Discontinued operations, net of tax	$(247)

Condensed Consolidated Statements of Income
($ in thousands)	2007
For the Three Months Ended June 30
Revenue
Rocky Mountain Prostate Thermotherapies	$1,099
HIFU	--
Cost of services
Rocky Mountain Prostate Thermotherapies	(1,274)
HIFU	(49)
Income tax benefit	86

Discontinued operations, net of tax	$(138)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

8. New Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b–Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations for the second quarter.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 (Unaudited)

9. Acquisitions

On April 17, 2008, we completed the acquisition of AMPI pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. Founded in 2003, AMPI is a leading provider of urological cryosurgery services in the U.S. with operations in 46 states. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for a purchase price of approximately $6.9 million in cash and approximately 1.8 million shares of our common stock, plus a two-year earn-out based on the future achievement of EBITDA. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. Based upon our preliminary allocation of the purchase price, we recognized $12.8 million of goodwill related to this transaction, all of which is not tax deductible.

In 2008, we increased our ownership in two partnerships and purchased a small service company for an aggregate purchase price of approximately $3.7 million. We recorded approximately $2.9 million of goodwill related to these transactions, all of which is tax deductible.

Unaudited proforma combined income data for the periods ended June 30, 2008 and 2007 of the Company, assuming the acquisitions were effective January 1, of each year, is as follows:

	Six Months Ended June 30,
($ in thousands, except per share data)	2008	2007
Total revenues	$83,876	$83,879
Total expenses	(82,298)	(82,458)
Discontinued Operations	--	(247)

Net income	$1,578	$1,174

Diluted earnings per share	$0.04	$0.03

10. Subsequent Events

On July 15, 2008, we acquired UroPath, LLC (“UroPath”) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, for each of the first six month periods of 2008 and 2007. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. In September 2007, we completed the sale of our Rocky Mountain Prostate business, which represented almost our entire TUMT treatment operations. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancers cells.

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

Medical Products. We sell and maintain lithotripters and related spare parts and consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath pathology laboratory are also included in our medical products segment.

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

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period beginning after April 14, 2008 and (4) create an exception from the calculation of such permitted acquisitions basket for our previously-announced acquisition of AMPI.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 15, 2008, we acquired UroPath, LLC (“UroPath”) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania.

On June 16, 2008, we sold the office building in which our principal executive offices are located for approximately $6,750,000. We entered into a lease agreement for new office space. We intend to relocate our principal executive offices to the leased space.

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

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Our total revenues for the six months ended June 30, 2008 increased $8,220,000 as compared to the same period in 2007. Revenues from our urology services segment increased $8,194,000 (14%) in the first half of 2008 as compared to the same period in 2007. Revenues from our lithotripsy business increased $2,257,000 for the first half of 2008 as compared to the same period in 2007, and revenues from our prostate business increased $5,937,000 in the first half of 2008 as compared to the same period in 2007. Revenues from our AMPI acquisition, which was effective April 1, 2008, were the primary driver in the increased prostate revenues. Revenues from AMPI entities totaled $6.4 million in first half of 2008. Revenues from our recent lithotripsy acquisitions accounted for our increased lithotripsy business as same stores revenues were comparable to 2007. Revenues for our medical products segment for the six month period ended June 30, 2008 were consistent with the same period in 2007. We sold 1 lithotripter and no tables in the first half of 2008. We sold 4 lithotripter and 28 tables during the same period in 2007. Revenues from our new laboratory which commenced operations in January 2006, totaled $2,360,000 and $1,493,000 for the six months ended June 30, 2008 and 2007, respectively.

Our costs of services and general and administrative expenses for the six months ended June 30, 2008 increased $2,878,000 (6%) compared to the same period in 2007. Our cost of services associated with our urology services operations increased $3,424,000 (13%) in the first half of 2008 as compared to the same period in 2007. The primary cause of this increase relates to cost of services at our new AMPI entities, whose costs totaled $4,156,000 in 2008, partially offset by an overall decrease in cost of services of $732,000 attributed to our organic urology business. This decrease in our organic business costs is primarily related to a write off of a certain payable at one of our partnerships in the first quarter of 2008 of approximately $700,000 which was recorded against operating expenses and $250,000 received at one of our partnerships related to damages suffered during hurricane Katrina. Our cost of services associated with our medical products operations for the first six months of 2008 decreased $1,330,000 (26%) compared to the same period in 2007. This decrease is due to lower cost of sales on fewer device sales in the period, partially offset by approximately $814,000 in increased expenses at our new lab which experienced significant growth year over year. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future, we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs for the six months ended June 30, 2008 increased $679,000 compared to the same period in 2007. This increase primarily relates to compensation expenses related to restricted stock grants to employees which vested as performance goals were reached in the second quarter of 2008, partially offset by a gain of $415,000 realized in the sale of the building that houses our corporate headquarters.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first half of 2007, we had a loss from discontinued operations of $247,000 attributable to our RMPT and HIFU operations. Our RMPT business, was sold on September 28, 2007.

Depreciation and amortization expense increased $105,000 in the first half of 2008 as compared to the same period in 2007, primarily due to the addition of our new AMPI entities.

Minority interest in consolidated income for the six month period ended June 30, 2008 increased $4,044,000 compared to the same period in 2007, as a result of an increase in income at our existing urology partnerships and minority interest expense at our new AMPI entities.

Provision for income taxes in the first half of 2008 increased $275,000 compared to the same period in 2007 due to the increase in our taxable net income during the same periods, as well as an increase in the effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Our total revenues for the three months ended June 30, 2008 increased $7,017,000 as compared to the same period in 2007. Revenues from our urology services segment increased $7,029,000 (23%) in the second quarter of 2008 as compared to the same period in 2007. Revenues from our lithotripsy business increased $995,000 for the second quarter of 2008 as compared to the same period in 2007, and revenues from our prostate business increased $6,034,000 in the second quarter of 2008 as compared to the same period in 2007. Revenues from our AMPI acquisition, which was effective April 1, 2008, were the primary driver in the increased prostate revenues. Revenues from AMPI entities totaled $6.4 million in the second quarter of 2008. Revenues from our recent lithotripsy acquisitions accounted for our increased lithotripsy business as same stores revenues were comparable to 2007. Revenues for our medical products segment for the quarter ended June 30, 2008 were consistent with the same period in 2007. We sold 1 lithotripter and no tables during the second quarter of 2008. We sold 3 lithotripter and 4 tables during the same period in 2007. Revenues from our new laboratory which commenced operations in January 2006, totaled $1,134,000 and $877,000 for the quarters ended June 30, 2008 and 2007, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the three months ended June 30, 2008 increased $3,984,000 (17%) compared to the same period in 2007. Our cost of services associated with our urology services operations increased $4,118,000 (31%) in the second quarter of 2008 as compared to the same period in 2007. The primary cause of this increase relates to cost of services related to our new AMPI entities, whose costs totaled $4,156,000 in the second quarter of 2008. Our cost of services associated with our medical products operations for the second three months of 2008 decreased $1,103,000 (39%) compared to the same period in 2007. The primary cause of this decrease is due to lower cost of sales on fewer device sales in the quarter, partially offset by approximately $345,000 in increased expenses at our new lab which experienced significant growth year over year. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future, we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs as of June 30, 2008 increased $676,000 compared to the same period in 2007. This increase primarily relates to compensation expenses related to restricted stock grants to employees which vested as performance goals were reached in the second quarter of 2008 partially offset by a gain of $415,000 realized in the sale of the building that houses our corporate headquarters.

In the second quarter of 2007, we had a loss from discontinued operations of $138,000 attributable to our RMPT and HIFU operations. Our RMPT business, was sold on September 28, 2007.

Depreciation and amortization expense increased $293,000 in the first quarter of 2008 as compared to the same period in 2007, primarily due to the addition of our new AMPI entities.

Minority interest in consolidated income for the three month period ended June 30, 2008 increased $2,506,000 compared to the same period in 2007, as a result of an increase in income at our existing urology partnerships and minority interest expense at our new AMPI entities.

Provision for income taxes in the first quarter of 2008 decreased $110,000 compared to the same period in 2007 due to a decrease in our effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $18,207,000 and $25,198,000 at June 30, 2008 and December 31, 2007, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the six months ended June 30, 2008 and 2007, our subsidiaries distributed cash of approximately $30,132,000 and $25,079,000, respectively, to minority interest holders.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by our operations, before minority interest, was $34,114,000 for the six months ended June 30, 2008 and $27,098,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008 compared to the same period in 2007, fee and other revenue collected increased by $11,347,000 due primarily to our increased revenues and a decrease in our overall accounts receivable balances. Cash paid to employees, suppliers of goods and others for the six months ended June 30, 2008 increased by $4,128,000 compared to the same period in 2007. This fluctuation is primarily attributable to expenses incurred at our new AMPI partnerships.

Cash used by our investing activities for the six months ended June 30, 2008, was $8,249,000. We utilized approximately $10 million in cash to acquire our interests in AMPI as well as increase other partnership interests in certain litho partnerships and we purchased equipment and leasehold improvements totaling $5,615,000 in 2008, $3,100,000 of which were for additional Revolix lasers. Cash used by our investing activities for the six months ended June 30, 2007, was $9,553,000. We utilized approximately $7,848,000 in cash to acquire our interests in the new Keystone partnership and purchased equipment and leasehold improvements totaling $3,466,000 in 2007.

Cash used in our financing activities for the six months ended June 30, 2008, was $32,856,000, primarily due to distributions to minority interests of $30,132,000 and payments on notes payable of $9,351,000 partially offset by borrowings on notes payable of $7,341,000. Cash used in our financing activities for the six months ended June 30, 2007, was $26,689,000, primarily due to distributions to minority interests of $25,079,000 and net payments on notes payable of $1,574,000.

Accounts receivable as of June 30, 2008 increased $2,132,000 from December 31, 2007. This increase relates primarily to our purchase of AMPI, whose accounts receivable at acquisition totaled $3,072,000.

Inventory as of June 30, 2008, totaled $10,391,000 and increased $170,000 from December 31, 2007.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. On June 15, 2008, we borrowed $6 million under our revolving line of credit. This amount was repaid prior to June 30, 2008. As of June 30, 2008, there were no amounts drawn on the revolving line of credit. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of June 30, 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period beginning after April 14, 2008 and (4) create an exception from the calculation of such permitted acquisitions basket for our previously-announced acquisition of AMPI.

Other

Other long term debt. As of June 30, 2008, we had notes payable totaling $7.1 million related to equipment purchased by our limited partnerships. These notes payable are paid down from the cash flows of the related partnerships. They generally bear interest at LIBOR or prime plus a certain premium and have various due dates over the next three years.

Unrecognized Tax Benefits: As of June 30, 2008, we had $2.3 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that will be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and operating loss carryforwards as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

General

The following table presents our contractual obligations as of June 30, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$7,092	$3,886	$2,640	$183	$383
Operating Leases (1)	10,927	2,052	4,072	2,801	2,002

Non-compete contracts (2)	113	73	40	-	-
Unrecognized tax benefit	2,294	-	-	-	2,294

Total	$20,426	$6,011	$6,752	$2,984	$4,679

(1)	Represents operating leases in the ordinary course of our business.
(2)	Represents an obligation of $33 due to an employee of Medstone, at a rate of $4 per month continuing until February 28, 2009, and an obligation of $80 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the scheduled principal repayments for all long term debt as of June 30, 2008 are payable as follows:

($ in thousands)
2008	$3,886
2009	1,927
2010	713
2011	155
2012	28
Thereafter	383

Total	$7,092

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 will revise our presentation of consolidated financial statements and further impact will be dependent on our future changes in ownership in subsidiaries after the effective date.

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

FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations for the second quarter.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2008, we had long-term debt (including current portion) totaling $7,092,000, of which $5,051,000 had fixed rates of 5% to 9%, and $2,041,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $2,041,000. We make monthly or quarterly payments of principal and interest on $848,000 of the floating rate debt. An increase in interest rates of 1% would result in a $20,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2008, with respect to the vesting of restricted stock awards based on the achievement of performance criteria, three of our officers used some of the vested shares of the restricted stock awards (under the terms of the restricted stock awards) to pay their tax withholding obligations associated with such vesting. A total of 28,254 shares of our common stock were paid to us in respect of the tax withholding obligations. The terms of the restricted stock awards provide that the value of the restricted shares used to pay the tax withholding obligations will be based on the closing price per share of our common stock on the trading day immediately preceding the vesting date, as reported on the Nasdaq Global Select Market.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 8, 2008, we held an annual meeting of our shareholders to consider and vote on the election of our board of directors and a proposed amendment to our 2004 equity incentive plan. Management solicited proxies for this meeting.

1)    The following nine individuals were nominated to serve on our board of directors: R. Steven Hicks, Donny R. Jackson, Timothy J. Lindgren, Kevin A Richardson, II, Kenneth S. Shifrin, Perry M. Waughtal, Argil J. Wheelock, M.D., James S.B. Whittenburg and Mark G. Yudof.

All nominees were elected. The voting was as follows:

Nominee	Votes For	Votes Against
R. Steven Hicks	30,521,594	733,794
Donny R. Jackson	30,471,139	784,249
Timothy J. Lindgren	30,529,149	726,239
Kevin A. Richardson, II	30,451,463	803,925
Kenneth S. Shifrin	29,249,965	2,005,423
Perry M. Waughtal	30,178,299	1,077,089
Argil J. Wheelock, M.D.	30,451,913	803,475
James S. B. Whittenburg	30,560,786	694,602
Mark G. Yudof	30,528,797	726,621

2)    We proposed to amend our 2004 Equity Incentive Plan to increase by 2,850,000 shares the number of shares available for issuance thereunder (from 2,950,000 to 5,800,000 shares). The “votes for” were 24,468,436, the “votes against” were 1,578,461, the “abstentions” were 13,054, and “broker non-votes” were 5,195,437.

Item 6. Exhibits.

10.1 10.2 10.3 10.4 10.5 31.1* 31.2* 32.1* 32.2*	First Amendment to Credit Agreement, dated as of April 14, 2008, by and among HealthTronics, Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2008).

Piggy-Back Registration Rights Agreement, dated as of April 17, 2008, by and among HealthTronics, Inc., Robert A. Yonke, Christopher J. Ringel and Kevin Bentley. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2008).

Third Amendment to the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008).

Earnest Money Contract—Commercial Improved Property (Office Condominiums) dated as of April 1, 2008 (as amended on each of April 15, 2008 and May 12, 2008) by and between HealthTronics, Inc. and HPI Acquisition Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008).

Lease Agreement dated May 19, 2008, by and between HealthTronics, Inc. and HEP-Davis Spring, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008).

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	HEALTHTRONICS, INC. By: /s/ Ross A. Goolsby Ross A. Goolsby Chief Financial Officer