Form 10-Q
period 2008-09-30
HEALTHTRONICS, INC.
filed 2008-11-07
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 000-30406

HEALTHTRONICS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9825 Spectrum Drive, Building 3, Austin, TX 78717
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

Large Accelerated Filer   ☐              Accelerated Filer   ☒             Non-Accelerated Filer   ☐             Smaller reporting company   ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at November 1, 2008 36,468,096

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Urology Services	$39,135	$31,625	$106,550	$90,846
Medical Products	5,636	4,176	14,467	13,002
Other	--	154	288	421
Total revenue	44,771	35,955	121,305	104,269

Cost of services and general and administrative expenses:
Urology Services	16,899	13,160	47,289	40,126
Medical Products	3,055	2,834	6,968	8,077
Selling, general & administrative	4,600	4,052	14,186	12,959
Depreciation and amortization	3,073	2,747	8,770	8,339
	27,627	22,793	77,213	69,501

Operating income	17,144	13,162	44,092	34,768

Other income (expenses):
Interest and dividends	806	247	1,098	835
Interest expense	(182)	(196)	(591)	(644)
	624	51	507	191

Income from continuing operations before provision
for income taxes and minority interest	17,768	13,213	44,599	34,959

Minority interest in consolidated income	15,552	12,214	40,380	32,998

Provision for income taxes	889	389	1,730	956

Income from continuing operations	1,327	610	2,489	1,005

Gain (loss) from discontinued operations, net of tax	--	135	--	(111)

Net income	$1,327	$745	$2,489	$894

Basic earnings per share:
Income from continuing operations	$0.04	$0.02	$0.07	$0.03
Gain (loss) from discontinued operations	--	--	--	--
Net income	$0.04	$0.02	$0.07	$0.03
Weighted average shares outstanding	37,503	35,425	36,666	35,419

Diluted earnings per share:
Income from continuing operations	$0.04	$0.02	$0.07	$0.03
Gain (loss) from discontinued operations	--	--	--	--
Net income	$0.04	$0.02	$0.07	$0.03
Weighted average shares outstanding	37,604	35,425	36,734	35,423

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	September 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$18,434	$25,198
Accounts receivable, less allowance for doubtful
accounts of $2,415 in 2008 and $2,368 in 2007	26,782	21,889
Other receivables	6,132	2,703
Deferred income taxes	13,459	12,547
Prepaid expenses and other current assets	2,291	1,656
Inventory	9,980	10,221

Total current assets	77,078	74,214

Property and equipment:
Equipment, furniture and fixtures	53,912	47,751
Building and leasehold improvements	6,060	12,437

	59,972	60,188

Less accumulated depreciation and
amortization	(28,740)	(27,169)

Property and equipment, net	31,232	33,019

Other investments	1,844	1,353
Goodwill, at cost	234,796	217,505
Intangible assets	5,852	5,220
Other noncurrent assets	2,918	4,745
	$353,720	$336,056

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	September 30, 2008	December 31, 2007
LIABILITIES

Current liabilities:
Current portion of long-term debt	$2,804	$4,332
Accounts payable	5,225	5,859
Accrued distributions to minority interests	95	226
Accrued expenses	8,171	7,275

Total current liabilities	16,295	17,692

Long-term debt, net of current portion	9,308	4,194
Other long term obligations	53	75
Deferred income taxes	29,911	30,024

Total liabilities	55,567	51,985

Minority interest	44,249	41,653

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 38,272,888 issued in 2008 and 38,168,096 outstanding in 2008; 35,610,236 issued in 2007 and
35,560,097 outstanding in 2007	211,257	202,049
Accumulated earnings	43,330	40,841
Treasury stock, at cost, 104,792 shares in 2008 and 50,139 shares in 2007	(683)	(472)

Total stockholders' equity	253,904	242,418
	$353,720	$336,056

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$122,803	$108,005
Cash paid to employees, suppliers of goods and others	(70,125)	(61,433)
Interest received	374	835
Interest paid	(560)	(642)
Taxes paid	(1,187)	(903)
Discontinued operations	--	(298)

Net cash provided by operating activities	51,305	45,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(17,270)	(7,976)
Purchases of equipment and leasehold improvements	(8,762)	(6,838)
Proceeds from sales of assets	8,755	1,017
Other	(236)	(18)
Discontinued operations	--	1,335

Net cash used in investing activities	(17,513)	(12,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	13,547	2,546
Payments on notes payable, exclusive of interest	(10,561)	(4,483)
Distributions to minority interest	(42,797)	(35,697)
Contributions by minority interest, net of buyouts	(534)	168
Purchase of treasury stock	(211)	--
Discontinued operations	--	(20)

Net cash used in financing activities	(40,556)	(37,486)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,764)	(4,402)

Cash and cash equivalents, beginning of period, includes cash
from discontinued operations of $(198) for December 31, 2006	25,198	27,659

Cash and cash equivalents, end of period	$18,434	$23,257

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2008	2007
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,489	$894
Adjustments to reconcile net income
to net cash provided by operating activities
Minority interest in consolidated income	40,380	32,998
Depreciation and amortization	8,770	8,339
Provision for uncollectible accounts	(42)	(8)
Provision for deferred income taxes	918	3,200
Non-cash share based compensation	2,470	1,204
Other	(910)	7
Discontinued Operations	--	(117)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(493)	1,764
Other receivables	1,106	(512)
Other assets	(98)	1,656
Accounts payable	(2,534)	(639)
Accrued expenses	(751)	(3,222)

Total adjustments	48,816	44,670

Net cash provided by operating activities	$51,305	$45,564

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of the financial position as of September 30, 2008 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

2. Debt

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of September 30, 2008, we had $6 million drawn on the revolving line of credit. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of September 30, 2008.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period beginning after April 14, 2008 and (4) create an exception from the calculation of such permitted acquisitions basket for our acquisition of Advanced Medical Partners, Inc. (“AMPI”).

Other

As of September 30, 2008, we had notes payable totaling $6.1 million related to equipment purchased by our limited partnerships. These notes payable are paid down from the cash flows of the related partnerships. They generally bear interest at LIBOR or prime plus a certain premium and have various due dates over the next three years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Nine Months Ended September 30, 2008
Net income	$2,489	$2,489
Weighted average shares outstanding	36,666	36,666
Effect of dilutive securities	--	68
Shares for EPS calculation	36,666	36,734
Net income per share	$0.07	$0.07

Nine Months Ended September 30, 2007
Net income	$894	$894
Weighted average shares outstanding	35,419	35,419
Effect of dilutive securities	--	4
Shares for EPS calculation	35,419	35,423
Net income per share	$0.03	$0.03

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended September 30, 2008
Net income	$1,327	$1,327
Weighted average shares outstanding	37,503	37,503
Effect of dilutive securities	--	101
Shares for EPS calculation	37,503	37,604
Net income per share	$0.04	$0.04

Three Months Ended September 30, 2007
Net income	$745	$745
Weighted average shares outstanding	35,425	35,425
Effect of dilutive securities	--	--
Shares for EPS calculation	35,425	35,425
Net income per share	$0.02	$0.02

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 2,997,000 and 3,487,000 shares of our common stock as of September 30, 2008 and 2007, respectively, because the effect would be antidilutive. In May 2008, our shareholders approved an amendment to our 2004 Equity Incentive Plan to increase by 2,850,000 shares the number of shares available for issuance thereunder from 2,950,000 to 5,800,000 shares.

4. Segment Reporting

We have two reportable segments: urology services and medical products. The urology services segment provides services related to the operation of lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancers cells. Our medical products segment sells and maintains lithotripters and their related consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. The operations of our pathology laboratories are also included in our medical products segment.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

We measure performance based on the pretax income or loss from our operating segments, which does not include unallocated corporate general and administrative expenses or corporate interest income and expense.

($ in thousands)	Urology Services	Medical Products
Nine Months Ended September 30, 2008

Revenue from external customers	$106,550	$14,467
Intersegment revenues	--	7,711
Segment profit	8,776	2,456

Nine Months Ended September 30, 2007

Revenue from external customers	$90,846	$13,002
Intersegment revenues	--	6,895
Segment profit	7,210	64

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Nine Months ended September 30,
($ in thousands)	2008	2007
Total segment profit	$11,232	$7,274
Unallocated corporate revenues	288	421
Unallocated corporate expenses:
General and administrative	(7,661)	(5,599)
Net interest income (expense)	639	408
Other, net	(279)	(543)
Total unallocated corporate expenses	(7,301)	(5,734)
Income before income taxes	$4,219	$1,961

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

($ in thousands)	Urology Services	Medical Products
Three Months Ended September 30, 2008

Revenue from external customers	$39,135	$5,636
Intersegment revenues	--	2,481
Segment profit	3,307	580

Three Months Ended September 30, 2007

Revenue from external customers	$31,625	$4,176
Intersegment revenues	--	2,093
Segment profit	2,768	47

The following is a reconciliation of the measure of segment profit per above to consolidated income before provision for income taxes per the condensed consolidated statements of income:

	Three Months ended September 30,
($ in thousands)	2008	2007
Total segment profit	$3,887	$2,815
Unallocated corporate revenues	--	154
Unallocated corporate expenses:
General and administrative	(2,288)	(1,898)
Net interest income (expense)	670	105
Other, net	(53)	(177)
Total unallocated corporate expenses	(1,671)	(1,970)
Income before income taxes	$2,216	$999

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

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

On May 5, 2008, the first performance target related to one of the grants was met and as a result 92,862 of the non-vested stock awards vested, which resulted in the recognition of approximately $307,000 in share based compensation cost. On August 25, 2008, the second performance target was met resulting in the vesting of an additional 92,862 shares and the recognition of approximately $118,000 in share based compensation cost.

As of September 30, 2008, unrecognized share-based compensation cost related to unvested stock options was approximately $1.8 million, which is expected to be recognized over a weighted average period of approximately 1.4 years. We also had $1.2 million of unrecognized compensation costs related to non-vested stock awards as of September 30, 2008, which is expected to be recognized over a weighted average period of approximately 1.7 years. We have included approximately $2.5 million and $0.8 million for share-based compensation cost in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2008 and 2007, respectively.

Share-based compensation expense recognized during the quarters ended September 30, 2008 and 2007 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our non-vested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period.

6. Inventory

As of September 30, 2008 and December 31, 2007, inventory consisted of the following:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

($ In thousands)	September 30, 2008	December 31, 2007
Raw Materials	$6,486	$6,144
Finished Goods	3,494	4,077

	$9,980	$10,221

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

The following table details selected financial information included in results from discontinued operations in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2007.

Condensed Consolidated Statements of Income
($ in thousands)	2007
For the Nine Months Ended September 30
Revenue
Rocky Mountain Prostate Thermotherapies	$3,268
HIFU	--
Cost of services
Rocky Mountain Prostate Thermotherapies	(3,694)
HIFU	(209)
Gain on sale of Rocky Mountain Prostate
Thermotherapies	454
Income tax benefit	70

Discontinued operations, net of tax	$(111)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

Condensed Consolidated Statements of Income
($ in thousands)	2007
For the Three Months Ended September 30
Revenue
Rocky Mountain Prostate Thermotherapies	$1,031
HIFU	--
Cost of services
Rocky Mountain Prostate Thermotherapies	(1,255)
HIFU	(10)
Gain on sale of Rocky Mountain Prostate
Thermotherapies	454
Income tax benefit	(85)

Discontinued operations, net of tax	$135

8. New Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b–Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations.

9. Acquisitions

On July 15, 2008, we acquired UroPath, LLC (“UroPath”) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania. Based on our preliminary allocation of the purchase price, we recorded approximately $6.3 million of goodwill related to this transaction, all of which is tax deductible.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

In 2008, we increased our ownership in two partnerships and purchased a small service company for an aggregate purchase price of approximately $3.7 million. We recorded approximately $2.9 million of goodwill related to these transactions, all of which is tax deductible.

Our unaudited proforma combined income data for the periods ended September 30, 2008 and 2007, assuming the acquisitions were effective January 1, of each year, is as follows:

	Nine Months Ended September 30,
($ in thousands, except per share data)	2008	2007
Total revenues	$132,078	$131,637
Total expenses	(129,065)	(128,728)
Discontinued Operations	--	(111)
Net income	$3,013	$2,798
Diluted earnings per share	$0.08	$0.08

10. Unrecognized Tax Benefits

As a result of the merger in 2004 in which Prime Medical Services, Inc. (“Prime”) completed a merger with HealthTronics Surgical Services, Inc. (“HSS”) pursuant to which Prime merged with and into HSS, with HealthTronics, Inc. as the surviving corporation, we acquired certain tax benefits, a portion of which were subject to limitations imposed by Section 382 of the Internal Revenue Code. Due to the uncertainty of our ability to realize these tax benefits, there was no recognition of them in our purchase accounting at that time.

In October, 2005, we filed income tax refund claims related to HSS’s previously filed 2000 - 2003 federal income tax returns. In late September 2008, the Internal Revenue Service (“IRS”) completed examinations of our 2000 - 2006 federal income tax returns. As a result of the examinations, $2.3 million of previously unrecognized tax benefits were recognized and recorded as a reduction of goodwill in the third quarter of 2008. In October, 2008, we received $5.2 million from the IRS, a portion representing tax refunds of $4.3 million and a portion representing interest income of $888,000. The tax refund of $4.3 million and interest income in the amount of $165,000 was recorded as a reduction of goodwill while the interest income earned subsequent to the merger, totaling $723,000, has been recorded in the accompanying Condensed Consolidated Statements of Income.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008 (Unaudited)

The tax benefits mentioned above in the first paragraph of this note 10 include built-in losses that are available to offset future taxable income of approximately $12.4 million and net operating loss carry forwards that are available to offset future taxable income through 2027 of approximately $67.9 million. As a result of the completion of the IRS examination during the quarter, the tax affected amount of these tax benefits, which totals $30.6 million, has been recorded as deferred tax assets on our balance sheet. In accordance with the provisions of Statement of Financial Accounting Standards No. 109, a valuation allowance of $30.6 million was established in the third quarter of 2008 due to the uncertainty in our ability to realize these tax benefits.

11. Subsequent Events

On October 10, 2008, we entered into a Stock Purchase Agreement with Atlantic Urological Associates (“AUA”), pursuant to which we purchased the outstanding shares of capital stock of Ocean Radiation Therapy, Inc., a wholly-owned subsidiary of AUA (“Ocean”), for a purchase price of approximately $35 million in cash. Ocean provides image guided radiation therapy (“IGRT”) technical services to AUA’s IGRT cancer treatment center. We borrowed $35 million under the revolver under our senior credit facility to finance the acquisition.

On October 10, 2008, we amended our senior credit facility, to increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of our credit facility from $30 million to $48 million during any twelve month period commencing on or after April 18, 2008 and prior to March 31, 2009 (which dollar amount of permitted acquisitions will decrease back to $30 million during any twelve month period commencing after March 31, 2009), provided that any such acquisitions will be subject to the prior written approval of the administrative agent under our credit facility.

On October 8, 2008, pursuant to a $10 million stock repurchase program adopted by our Board of Directors in October 2008, in a private transaction, we repurchased 1.7 million shares of our common stock from Prides Capital Partners, L.L.C. for an aggregate purchase price of $3,740,000.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, for each of the first nine month periods of 2008 and 2007. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

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

Medical Products. We sell and maintain lithotripters and related spare parts and consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. The operations of our pathology laboratories are also included in our medical products segment.

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

•

Fees for anatomical pathology services. We provide anatomical pathology services primarily to the urology marketplace. Revenues from these services are recorded when the related laboratory procedures are performed.

Recent Developments

On October 10, 2008, we entered into a Stock Purchase Agreement with Atlantic Urological Associates (“AUA”), pursuant to which we purchased the outstanding shares of capital stock of Ocean Radiation Therapy, Inc., a wholly-owned subsidiary of AUA (“Ocean”), for a purchase price of approximately $35 million in cash. Ocean provides image guided radiation therapy (“IGRT”) technical services to AUA’s IGRT cancer treatment center. Also on October 10, 2008, we drew $35 million under our revolving line of credit to finance this acquisition.

On October 8, 2008, pursuant to a $10 million stock repurchase program adopted by our Board of Directors in October 2008, in a private transaction, we repurchased 1.7 million shares of our common stock from Prides Capital Partners, L.L.C. for an aggregate purchase price of $3,740,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective September 30, 2008, Ross Goolsby resigned his position as our Chief Financial Officer. Richard A. Rusk assumed the duties of interim Chief Financial Officer effective on September 30, 2008. Mr. Rusk continues to retain his responsibilities as Vice President, Controller, Treasurer, and Secretary.

On July 15, 2008, we acquired UroPath, LLC (“UroPath”) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania.

On June 16, 2008, we sold the office building in which our principal executive offices are located for approximately $6,750,000. We entered into a lease agreement for new office space. We relocated our principal executive offices in late September 2008.

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

A third critical accounting policy is consolidation of our investment in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%-50%, or by the cost method if ownership is less than 20%. With respect to partnerships and LLCs where we exercise effective control but own less than 50%, we have reviewed each of the underlying governing agreements for such entities and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Nine months ended September 30, 2008 compared to the Nine months ended September 30, 2007

Our total revenues for the nine months ended September 30, 2008 increased $17,036,000 as compared to the same period in 2007. Revenues from our urology services segment increased $15,704,000 (17%) in the first nine months of 2008 as compared to the same period in 2007. Revenues from our lithotripsy business increased $3,537,000 for the first nine months of 2008 as compared to the same period in 2007, and revenues from our prostate business increased $12,167,000 in the first three quarters of 2008 as compared to the same period in 2007. Revenues from our AMPI acquisition, which was effective April 1, 2008, were the primary driver in the increased prostate revenues. Prostate revenues from AMPI entities totaled $12.5 million in nine months of of 2008. Revenues from our recent lithotripsy acquisitions accounted for our increased lithotripsy business as same stores revenues were comparable to 2007. Revenues for our medical products segment for the nine month period ended September 30, 2008 increased $1,465,000 as compared to the same period in 2007. We sold 2 lithotripters and no tables in the first nine months of 2008. We sold 7 lithotripters and 28 tables during the same period in 2007. Revenues from our Claripath laboratory which commenced operations in January 2006, totaled $3,830,000 and $2,412,000 for the nine months ended September 30, 2008 and 2007, respectively. Revenues from our Uropath acquisition, which was effective July, 10, 2008 totaled $720,000 in 2008.

Our costs of services and general and administrative expenses for the nine months ended September 30, 2008 increased $7,712,000 (11%) compared to the same period in 2007. Our cost of services associated with our urology services operations increased $7,163,000 (18%) in the first nine months of 2008 as compared to the same period in 2007. The primary cause of this increase relates to cost of services at our new AMPI entities, whose costs totaled $8,619,000 in 2008, partially offset by an overall decrease in cost of services of $1,456,000 attributed to our organic urology business. This decrease in our organic business costs is primarily related to the write off of a certain payable at one of our partnerships in the first quarter of 2008 of approximately $700,000 which was recorded against operating expenses and $250,000 received at one of our partnerships related to damages suffered during hurricane Katrina. Our cost of services associated with our medical products operations for the first nine months of 2008 decreased $1,109,000 (14%) compared to the same period in 2007. This decrease is due to lower cost of sales on fewer device sales in the period, partially offset by approximately $1,452,000 in increased expenses at our Claripath lab which has experienced significant growth year over year and $652,000 in expenses at our new Uropath labs. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future, we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs for the nine months ended September 30, 2008 increased $1,227,000 compared to the same period in 2007. This increase primarily relates to compensation expenses of $2.4 million related to restricted stock grants to employees which vested as performance goals were reached in the second and third quarters of 2008, partially offset by a gain of $415,000 realized on the sale of the building that housed our corporate headquarters and savings on group medical costs of approximately $360,000 from the prior year.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first nine months of 2007, we had a loss from discontinued operations of $111,000 attributable to our RMPT and HIFU operations. Our RMPT business, was sold on September 28, 2007.

Depreciation and amortization expense increased $431,000 in the first nine months of 2008 as compared to the same period in 2007, primarily due to the addition of our new AMPI entities.

Minority interest in consolidated income for the nine month period ended September 30, 2008 increased $7,382,000 compared to the same period in 2007, as a result of an increase in income at our existing urology partnerships and minority interest expense at our new AMPI entities.

Provision for income taxes for the first nine months of 2008 increased $774,000 compared to the same period in 2007 due to the increase in our taxable net income during the same periods, partially offset by a decrease in our effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carry forwards to offset any current taxes payable.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Our total revenues for the three months ended September 30, 2008 increased $8,816,000 as compared to the same period in 2007. Revenues from our urology services segment increased $7,510,000 (24%) in the third quarter of 2008 as compared to the same period in 2007. Revenues from our lithotripsy business increased $1,279,000 for the third quarter of 2008 as compared to the same period in 2007, and revenues from our prostate business increased $6,231,000 in the third quarter of 2008 as compared to the same period in 2007. Revenues from our AMPI acquisition, which was effective April 1, 2008, were the primary driver in the increased prostate revenues. Prostate revenues from AMPI entities totaled $6.3 million in the third quarter of 2008. Revenues from our recent lithotripsy acquisitions accounted for our increased lithotripsy business as same stores revenues were comparable to 2007. Revenues for our medical products segment for the quarter ended September 30, 2008 increased $1,460,000 as compared to the same period in 2007. We sold 1 lithotripter and no tables during the third quarter of 2008. We sold 3 lithotripters and no tables during the same period in 2007. Revenues from our Claripath laboratory which commenced operations in January 2006, totaled $1,469,000 and $919,000 for the quarters ended September 30, 2008 and 2007, respectively. Revenues from our Uropath acquisition, which was effective July, 10, 2008 totaled $720,000 in the third quarter of 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our costs of services and general and administrative expenses for the three months ended September 30, 2008 increased $4,834,000 (21%) compared to the same period in 2007. Our cost of services associated with our urology services operations increased $3,739,000 (28%) in the third quarter of 2008 as compared to the same period in 2007. The primary cause of this increase relates to cost of services related to our new AMPI entities, whose costs totaled $4,464,000 in the third quarter of 2008 partially offset by savings in numerous other cost categories, including gains on sales of assets. Our cost of services associated with our medical products operations for the third quarter of 2008 increased $221,000 (8%) compared to the same period in 2007. The primary cause of this increase is due to approximately $637,000 in increased expenses at our Claripath lab which experienced significant growth year over year as well as $652,000 in expenses at our new Uropath labs, partially offset by lower cost of sales due to fewer device sales in the quarter. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future, we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs as of September 30, 2008 increased $548,000 compared to the same period in 2007. This increase primarily relates to $561,000 in compensation expenses related to restricted stock grants to employees.

In the third quarter of 2007, we had a gain from discontinued operations of $135,000 attributable to our RMPT and HIFU operations. Our RMPT business, was sold on September 28, 2007.

Depreciation and amortization expense increased $326,000 in the third quarter of 2008 as compared to the same period in 2007, primarily due to the addition of our new AMPI entities.

Interest income increased $559,000 in the third quarter of 2008 as compared to the third quarter in 2007. We realized $723,000 of interest income in the third quarter 2008 from the final settlement of an IRS audit related to certain tax uncertainties from the HealthTronics-Prime merger in 2004.

Minority interest in consolidated income for the three month period ended September 30, 2008 increased $3,338,000 compared to the same period in 2007, as a result of an increase in income at our existing urology partnerships and minority interest expense at our new AMPI entities.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for income taxes in the third quarter of 2008 increased $500,000 compared to the same period in 2007 due to an increase in our taxable income in 2008. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carry forwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $18,434,000 and $25,198,000 at September 30, 2008 and December 31, 2007, respectively. Our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital. For the nine months ended September 30, 2008 and 2007, our subsidiaries distributed cash of approximately $42,797,000 and $35,697,000, respectively, to minority interest holders.

Cash provided by our operations, before minority interest, was $51,305,000 for the nine months ended September 30, 2008 and $45,564,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 compared to the same period in 2007, fee and other revenue collected increased by $14,798,000 due primarily to increased revenues from our acquisitions. Cash paid to employees, suppliers of goods and others for the nine months ended September 30, 2008 increased by $8,692,000 compared to the same period in 2007. This fluctuation is primarily attributable to increased operating expenses from our acquisitions and significant pay down of certain accrued expenses related to our AMPI acquisition.

Cash used by our investing activities for the nine months ended September 30, 2008, was $17,513,000. We utilized $17,270,000 in 2008 to acquire interest in certain entities. Approximately $10 million of that cash was used to acquire AMPI and $6.3 million to acquire Uropath. In addition we increased our interest in certain existing litho partnerships. We purchased equipment and leasehold improvements totaling $8,762,000 in 2008, $3,774,000 of which were for additional Revolix lasers. Cash used by our investing activities for the nine months ended September 30, 2007, was $12,480,000. We utilized approximately $7,976,000 in cash in 2007 for acquisitions; our Keystone partnership represented $7.8 million of these costs. We also, purchased equipment and leasehold improvements totaling $6,838,000 in 2007.

Cash used in our financing activities for the nine months ended September 30, 2008, was $40,556,000, primarily due to distributions to minority interests of $42,797,000 and payments on notes payable of $10,561,000 offset by borrowings on notes payable of $13,547,000. Cash used in our financing activities for the nine months ended September 30, 2007, was $37,486,000, primarily due to distributions to minority interests of $35,697,000 and net payments on notes payable of $1,937,000.

Accounts receivable as of September 30, 2008 increased $4,893,000 from December 31, 2007. This increase relates primarily to our purchases of AMPI and Uropath, whose accounts receivable at acquisition totaled $3,072,000 and $1,040,000, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory as of September 30, 2008, totaled $9,980,000 and decreased $241,000 from December 31, 2007.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of September 30, 2008, we had $6 million drawn on the revolving line of credit. On October 10, 2008 we drew an additional $35 million related to our acquisition of Ocean. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of September 30, 2008.

On April 14, 2008, we amended our senior credit facility to (1) increase the revolving line of credit from $50 million to $60 million, (2) create an exception to the restricted payments negative covenant of the senior credit facility to enable us to repurchase up to $10 million of our common stock, through a stock repurchase program or otherwise, (3) increase the dollar amount of permitted acquisitions under the acquisitions negative covenant of the senior credit facility from $25 million to $30 million during any twelve month period beginning after April 14, 2008 and (4) create an exception from the calculation of such permitted acquisitions basket for our acquisition of AMPI.

On October 10, 2008, we amended our senior credit facility, to increase the dollar amount of permitted acquisitions under the acquisitions negative covenant from $30 million to $48 million during any twelve month period commencing on or after April 18, 2008 and prior to March 31, 2009 (which dollar amount of permitted acquisitions will decrease back to $30 million during any twelve month period commencing after March 31, 2009), provided that any such acquisitions will be subject to the prior written approval of the administrative agent under the senior credit facility.

Other

Other long term debt. As of September 30, 2008, we had notes payable totaling $6.1 million related to equipment purchased by our limited partnerships. These notes payable are paid down from the cash flows of the related partnerships. They generally bear interest at LIBOR or prime plus a certain premium and have various due dates over the next three years.

Unrecognized Tax Benefits: In late September 2008, the Internal Revenue Service completed examinations of certain of our previously filed federal income tax returns. As a result of these examinations, the $2.3 million of previously unrecognized tax benefits we had were recognized and recorded as a reduction to goodwill.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General The following table presents our contractual obligations as of September 30, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$12,112	$2,804	$8,785	$139	$384
Operating Leases (1)	10,928	2,596	3,953	2,675	1,704

Non-compete contracts (2)	91	61	30	-	-

Total	$23,131	$5,461	$12,768	$2,814	$2,088

(1)	Represents operating leases in the ordinary course of our business.
(2)	Represents an obligation of $21 due to an employee of Medstone, at a rate of $4 per month continuing until February 28, 2009, and an obligation of $70 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

In addition, the scheduled principal repayments for all long term debt as of September 30, 2008 are payable as follows:

($ in thousands)
2008	$2,804
2009	7,905
2010	880
2011	125
2012	14
Thereafter	384

Total	$12,112

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures or possible future share repurchases, will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our credit facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our credit facility with our lenders. Our ability to borrow under our senior credit facility also depends on the ability and willingness of lenders under our senior credit facility to meet their funding commitments, especially in light of the current turmoil in the credit markets. If any of the lenders under our senior credit facility fail to meet such commitments, we could be required to borrow from other sources at a higher cost or we may be required to sell some of our assets to meet our liquidity requirements.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

We continue to look at strategic acquisition opportunities and believe conditions in the market favor our strong financial position, national platform of urologist relationships, and diversification within the urology services space.

Based upon the current level of our operations and anticipated cost savings and revenue growth, we believe that cash flows from our operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet our future liquidity needs both for the short term and for at least the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations, that we will realize our anticipated revenue growth and operating improvements or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, the current turmoil in the equity and credit markets could limit demand for our services and products and affect the overall availability and cost of capital. The impact of the crises on our ability to obtain financing in the future, and the cost and terms of such financing, is unclear.

Inflation

Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as fuel costs and employee compensation and benefits.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 will revise our presentation of consolidated financial statements and further impact will be dependent on our future changes in ownership in subsidiaries after the effective date.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b-Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2008, we had long-term debt (including current portion) totaling $12,112,000, of which $5,242,000 had fixed rates of 5% to 9%, and $6,870,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $6,870,000. We make monthly or quarterly payments of principal and interest on $681,000 of the floating rate debt. An increase in interest rates of 1% would result in a $7,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There are no material changes from the risk factors disclosed in our 2007 Form 10-K, except as set forth below.

Our lenders may be unable or unwilling to fund their commitments under our senior credit facility.

Our senior credit facility includes a revolving line of credit under which we may regularly draw funds. Many U.S. financial institutions are having difficulty maintaining regulatory capital at levels required for additional lending, and some institutions are experiencing liquidity shortfalls. If some of the lenders participating in our senior credit facility fail to meet their funding commitments, we could be required to borrow from other sources at a higher cost or we may be required to monetize some of our assets to meet our liquidity requirements, which could have an adverse effect on our financial position and results of operations.

The current turmoil in the equity and credit markets could limit demand for our services and products and affect the overall availability and cost of capital.

The current turmoil in the equity and credit markets could limit demand for our services and products, and affect the overall availability and cost of capital. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis. While we have no immediate need to access the equity or credit markets at this time, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of the financing, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

The risks described in our Annual Report on Form 10-K and above are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2008, with respect to the vesting of restricted stock awards based on the achievement of performance criteria, three of our officers used some of the vested shares of the restricted stock awards (under the terms of the restricted stock awards) to pay their tax withholding obligations associated with such vesting. A total of 26,399 shares of our common stock were paid to us in respect of such tax withholding obligations. The terms of the restricted stock awards provide that the value of the restricted shares used to pay the tax withholding obligations will be based on the closing price per share of our common stock on the trading day immediately preceding the vesting date, as reported on the Nasdaq Global Select Market.

In October 2008, our Board of Directors approved up to $10 million of repurchases of our common stock. Under the repurchase program, we anticipate that the stock will be repurchased through privately negotiated transactions or on the open market. We intend to comply with the SEC’s Rule 10b-18, and the repurchases will be subject to market conditions, applicable legal requirements, and other factors. We are not obligated to purchase any shares under the repurchase program. On October 8, 2008, pursuant to the stock repurchase program, in a private transaction, we repurchased 1.7 million shares of our common stock from Prides Capital Partners, L.L.C. for an aggregate purchase price of $3,740,000.

Item 6. Exhibits.

10.1 10.2* 31.1* 31.2* 32.1* 32.2*	Termination and Consulting Agreement, dated September 19, 2008, by and between HealthTronics, Inc. and Ross A. Goolsby (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008).

Form of director restricted stock award agreement.

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	HEALTHTRONICS, INC. By: /s/ Richard A. Rusk Richard A. Rusk Interim Chief Financial Officer