Form 10-K
period 2008-12-31
HEALTHTRONICS, INC.
filed 2009-03-10
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number: 000-30406

_____________________________

HEALTHTRONICS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9825 Spectrum Drive, Building 3, Austin, Texas (Address of principal executive office)	78717 (Zip Code)	(512) 328-2892 (Registrant’s telephone number, including area code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ large accelerated filer”, "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (do not check if a smaller reporting company)	Smaller reporting company __

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

Aggregate Market Value at June 30, 2008: $ 87,066,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at February 28, 2009 37,619,384

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy material for the 2009 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

HEALTHTRONICS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 PART I

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

In this document, references to “we,” “us,” “our” and “HealthTronics” shall mean HealthTronics and its consolidated subsidiaries.

Urology Services

In our urology services segment, we provide services related to lithotripsy services, treatments for benign and cancerous conditions of the prostate, and image guided radiation therapy (IGRT).

Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripsy devices. In 2008, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for both 2008 and 2007. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. In September 2007, we completed the sale of our Rocky Mountain Prostate business, which represented almost our entire TUMT treatment operations. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancers cells. In April 2008, we acquired Advanced Medical Partners, Inc. (“AMPI”), which significantly expanded our cryosurgery partnership base. Our prostate treatment services are also provided principally through limited partnerships and other entities that we manage, which use equipment to perform the treatments. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, training, quality assurance, regulatory compliance and contracting.

We also provide image guided radiation therapy (IGRT) technical services for cancer treatment centers. Our IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

We recognize urology revenue primarily from the following sources:

•

Fees for urology treatments . A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. For Lithotripsy and prostate treatment services, we, through our partnerships and other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. We recognize revenue for these services when the services are provided. IGRT technical services are billed monthly and the related revenues are recognized as the related services are provided.

•

Fees for managing the operation of our lithotripters and prostate treatment devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and prostate treatment equipment and receive a management fee for performing these services.

Medical Products

We sell and maintain lithotripters and related spare parts and consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. We also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to manage in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

3

•

Fees for maintenance services . We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed contractual rate, payable monthly, quarterly, or annually. Revenues from these services are recorded when the related maintenance services are performed.

•

Fees for equipment sales, consumable sales and licensing applications. We sell and maintain lithotripters and manufacture and sell consumables related to the lithotripters. We distribute the Revolix laser and consumables related to the laser. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated. In some cases, we lease certain equipment to our partnerships, as well as third parties. Revenues from these leases are recognized on a monthly basis or as procedures are performed.

•

Fees for anatomical pathology services. We provide anatomical pathology services primarily to the urology community. Revenues from these services are recorded when the related laboratory procedures are performed.

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

Competition

The lithotripsy services market is highly fragmented and competitive. We compete with other companies, private facilities and medical centers that offer lithotripsy machines and services, including smaller regional and local lithotripsy service providers. Certain of our current and potential competitors have substantial financial resources and may compete with us on services for acquisitions and development of operations in markets targeted by us. Additionally, while we believe that lithotripsy has emerged as the superior treatment for kidney stone disease, we also compete with hospitals, clinics and individual medical practitioners that offer alternative treatments for kidney stones.

The prostate treatment services market is also highly fragmented and competitive. We compete with other companies, private facilities and medical centers that offer prostate treatment equipment and services, including smaller regional and local service providers. Certain of our current and potential competitors have substantial financial resources and may compete with us on services, for acquisitions and development of operations in markets targeted by us.

In Medical Products, we also compete with other manufacturers of minimally invasive medical devices in our markets. The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH and Direx.

Competition in our lab business is also intense. We compete with national, regional and local anatomical pathology labs. Certain of our lab competitors have significantly greater resources than us and some have nationally-recognized reputations. In addition, regional and local labs may have regionally-recognized reputations. In addition, these regional and local labs may have pre-established long-term relationships with physicians and practice groups whereby the physicians and practice groups are comfortable with the level of expertise of the labs and therefore place a high value on the relationships.

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

We currently maintain general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $10,000,000, with a deductible of $50,000 per occurrence. In addition, we require medical professionals who utilize our services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for our liabilities, we might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages that might have a material adverse effect on our results of operations or financial condition. We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $110,000 per person per policy year.

Government Regulation and Supervision

We are directly, or indirectly through physicians and hospitals and other health care facilities, which we will refer to as Customers, subject to extensive regulation by both the federal government and the governments in states in which we conduct business, including:

•	the federal False Claims Act;

•	the federal Medicare and Medicaid Anti-Kickback Law, and state anti-kickback prohibitions;

•	federal and state billing and claims submission laws and regulations;

•	the federal Health Insurance Portability and Accountability Act of 1996 and state laws relating to patient privacy;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•	state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians; and

•	state and federal laws affecting the ownership and operation of the equipment we use and the manner in which we provide services; and

•	federal and state laws governing the equipment we use in our business concerning patient safety and equipment operating specifications.

Practices prohibited by these statutes include, but are not limited to, the payment, receipt, offer, or solicitation of money or other consideration in connection with the referral of patients for services covered by a federal or state health care program and, in certain other cases, other payors. We contract with physicians under a variety of financial arrangements, and physicians have ownership interests in some entities in which we also have an interest. If our operations are found to be in violation of any of the laws and regulations to which we or our Customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare, Medicaid, and other governmental healthcare programs, loss of licenses, and the curtailment of our operations. While we believe that we are in compliance with all applicable laws, we cannot assure that our activities will be found to be in compliance with these laws if scrutinized by regulatory authorities. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or in the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we were to successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The Centers for Medicare & Medicaid Services (“CMS”) recently issued a rule that amended regulations that implement the Stark Law. Under the rule, effective October 1, 2009, certain physician-owned ventures (e.g., laser, cryotherapy, and TUMT partnerships) will not be able to contract with hospitals for the lease of space or equipment under a per-procedure or per-click payment arrangement. Also under the rule, CMS acknowledged that lithotripsy services performed under arrangements at hospitals is not a “designated health service” (“DHS”) under the Stark Law. However, to the extent a physician with an ownership or compensation interest in one of our lithotripsy partnerships refers patients to the hospital for other DHS services, the Stark Law still applies and an exception must be met. CMS has also issued an answer in the form of a “Frequently Asked Question” on its website, where it indicates that the provision of lithotripsy services may be considered a service contract and not a lease of space or equipment. Thus, according to the FAQ advice from CMS, our lithotripsy partnerships may continue to contract with hospitals on a per-procedure payment basis so long as the contract is a service arrangement rather than a leasing arrangement and the physician partners in the partnership do not refer “designated health services” to the contracting hospitals. If the partnership provides a technician and related support when providing lithotripsy services, we believe such arrangement is a service arrangement. If an arrangement is considered a leasing arrangement or if such any of the physician partners refer “designated health services” to a contracting hospital, then the fee arrangements between partnership and the hospitals must comply with the new rule by October 1, 2009. In addition, our prostate treatment partnerships must comply with the new rule by October 1, 2009. We are still considering options to restructure our partnerships and/or hospital contracts that must comply with the new rule by October 1, 2009. Our options include restructuring ownership of the partnerships, repurchasing or buying out the physician partners’ interests in the partnerships, and amending hospital contracts to provide for a payment arrangement that is not on a per-procedure basis and otherwise complies with the new rule. Although we believe these restructurings will not have a material adverse affect on us, we cannot give you any assurance that these restructurings would not have a material adverse effect on our operations, relationships with urologists, financial condition or results of operations.

In addition, this new rule may make physician investment in our partnerships less attractive. As a result, it may be more difficult to retain physician partners in our partnerships and attract new physician partners to our partnerships. At this time we are unable to assess the extent to which the new rule will affect relationships with our existing physician partners and our ability to attract new physician partners. However, if the new rule has a negative effect on our physician partner relationships, then our operations and results of operations could be materially adversely affected.

Furthermore, physician ownership and contracts with entities that provide ancillary medical services are a subject of intensive legislative and regulatory attention. It is likely that additional legislation may be passed and additional regulations will be promulgated that will further affect our business and our relationships with physicians. The recently-passed American Recovery and Reinvestment Act of 2009 (commonly known as the Stimulus Bill) contains a number of provisions affecting healthcare entities like us, including new requirements relating to information technology, privacy, and data security. The President has stated that his administration will make health care reform a major initiative, which may impact our provision of services and our reimbursement. We are unable to state with certainty the effect of any such legislation or regulation on our business.

As previously reported on a Form 8-K filed by Prime Medical Services Inc. (to which we are a successor by virtue of our merger with Prime in November 2004) on September 28, 2004, we concluded an internal investigation of a business transaction involving our manufacturing division, which transaction may have violated the federal anti-kickback laws. We voluntarily reported the transaction to the U.S. General Services Administration, or GSA. The GSA has assigned a government investigator in response to our voluntary disclosure and we intend to fully cooperate with any GSA investigation. Based on the findings of our outside legal counsel, we (1) believe this was an isolated incident, and (2) do not believe the pending resolution of this matter will materially and adversely affect our financial condition, results of operation, or business.

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

Employees

As of February 28, 2009, we employed approximately 550 full-time employees and approximately 30 part-time employees.

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

A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. We anticipate that federal legislation will be enacted in 2009 that will significantly reform health care. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such change on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration of or interpretation of existing laws involving governmental health care programs will occur. Future health care legislation or other changes in the administration of or interpretation of existing legislation regarding governmental health care programs could have an adverse effect on our business and the results of our operations.

We face intense competition and rapid technological change that could result in products that are superior to the products we manufacture or superior to the products on which our current or proposed services are based.

Competition in our business segments is intense. We compete with national, regional and local providers of urology services. This competition could lead to a decrease in our profitability. Moreover, if our customers determine that our competitors offer better quality products or services or are more cost effective, we could lose business to these competitors. The medical device industry is subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than our products or the products on which our services are based, which could render our products or services obsolete or noncompetitive. Our business is also impacted by competition between lithotripsy and prostate treatment services, on the one hand, and surgical and other established methods for treating urological conditions, on the other hand.

Competition in our lab business is also intense. We compete with national, regional and local anatomical pathology labs. Certain of our lab competitors have significantly greater resources than us and some have nationally-recognized reputations. In addition, regional and local labs may have regionally-recognized reputations. In addition, these regional and local labs may have pre-established long-term relationships with physicians and practice groups whereby the physicians and practice groups are comfortable with the level of expertise of the labs and therefore place a high value on the relationships.

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

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2008, we had goodwill of $93.6 million. If we determine in the future that the fair value of any of our reporting segments does not exceed the carrying value of the related reporting segment, goodwill in that reporting segment will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting segment. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment. In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets. In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows from this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations. For further discussion of our 2008 and 2007 goodwill impairments, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our operations are partially dependent upon third-party suppliers, making us vulnerable to a supply shortage.

We obtain materials and manufactured components from third-party suppliers. In addition, we obtain consumables for use in performing lithotripsy and prostate treatment services with our partnerships’ equipment. Some of our suppliers are the sole source for a particular supply item. Any delay in our suppliers’ abilities to provide us with necessary material and components or consumables may affect our manufacturing capabilities and urology services or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2008, we had indebtedness of approximately $5.4 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. We also have a revolving line of credit with a borrowing limit of $60.0 million pursuant to a senior credit facility we entered into in March 2005. As of December 31, 2008, we have drawn $41 million on the revolver. Prior to July 31, 2006, we had outstanding a $125.0 million senior secured term loan B due 2011. This term loan B was repaid on July 31, 2006 with a portion of the proceeds we received from the sale of our specialty vehicles manufacturing division.

We have been assigned a B-2 senior implied rating by Moody’s Investor Service Inc. We have also been assigned a BB- corporate credit rating by Standard and Poor’s Ratings Group. All of these ratings are below investment grade. As a result, at times we may have difficulty accessing capital markets or raising capital on favorable terms as we will incur higher borrowing costs than our competitors that have higher ratings. Therefore, our financial results may be negatively affected by our inability to raise capital or the cost of such capital as a result of our credit ratings.

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

We currently have $41 million drawn on our $60 million revolving line of credit, which could have important consequences to you. For example, it could:

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

The current turmoil in the equity and credit markets could limit demand for our services and products, and affect the overall availability and cost of capital. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis. While we have no immediate need to access the equity or credit markets at this time, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of the financing, is unclear. No assurances can be given that the effects of the current crisis will not have a material adverse effect on our business, financial condition and results of operations.

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

Executive Officers As of March 6, 2009, our executive officers were as follows:

Name	Age	Position

James S.B. Whittenburg	37	Chief Executive Officer and President

Richard A. Rusk	47	Vice President, Corporate Controller, Treasurer, Secretary and Interim Chief Financial Officer

Robert A. Yonke	48	President, Urology Services

Clayton H. Duncan	36	Vice President-Radiation Therapy

Scott A. Herz	32	Vice President-Corporate Development

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

Mr. Rusk joined us in August 2000 as our Corporate Controller and was named Vice President in June 2002. In June 2006, Mr. Rusk was named our Treasurer and in September 2006, Mr. Rusk was named our Secretary. In September of 2008, Mr. Rusk was named Interim Chief Financial Officer. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

Mr. Yonke joined us in April 2008 in connection with our acquisition of AMPI. In July 2008, Mr. Yonke was appointed as President – Urology Services. Mr. Yonke co-founded AMPI in 2002 and served as AMPI’s chief executive officer from 2002 to April 2008. Prior to that time, Mr. Yonke served as chief executive officer of U.S. Medical Development, Inc., a Dallas based Urology company that specialized in the development and service of Lithotripsy partnerships and specialty hospitals. Mr. Yonke has been in the medical business since 1986 and brings an extensive background to HTRN in physician practice management, partnership development, medical start ups, mergers and acquisitions, radiologic imaging, and physical rehabilitation. A graduate of Emporia State University, Mr. Yonke holds a Bachelors degree in Business Administration, with an emphasis in Finance.

Mr. Duncan joined us in August 2007 as Vice President – Radiation Therapy. From August 2002 to August 2007, Mr. Duncan was employed by McKesson Provider Technologies, where he most recently held the position of Vice President of Corporate Accounts for the Automation Solutions division. Prior to that time, Mr. Duncan served in numerous development and sales leadership positions in the healthcare and technology industries. Mr. Duncan began his professional career by practicing law at Strasburger & Price LLP in the International Franchise and Distribution section. Mr. Duncan obtained his J.D. from Southern Methodist University, holds a Master of International Management from Thunderbird, The American Graduate School of International Management, and also holds a B.B.A. in Finance from Texas Tech University. Mr. Duncan is licensed to practice law in Texas.

Mr. Herz joined us in February 2005 in our Specialty Vehicles division as Associate Vice President-Finance. In June 2006, Mr. Herz was appointed Associate Vice President – Corporate Development and in December 2007 he was appointed Vice President – Corporate Development. Prior to joining us, Mr. Herz served as an associate investment banker at RSM Equico from 2004 to 2005. Prior to that time, Mr. Herz worked as a mechanical engineer at Colorado MEDtech, Inc. from 1999 to 2002. From 2002 to 2004, Mr. Herz obtained his MBA from Pepperdine University and also holds a BS in Mechanical Engineering from Michigan State University.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal executive office is located in Austin, Texas. On June 16, 2008, we sold the office building in which our principal executive offices were located for approximately $6,750,000. We subsequently relocated our principal executive offices in late September 2008. In December 2008, we also relocated our Medical Products operations from leased facilities in Kennesaw, Georgia to warehouse space that occupies the same leased building as our principal executive offices in Austin, Texas.

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

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices per share for our common stock on the Nasdaq Global Select Market for the years ended December 31, 2008 and 2007 (NASDAQ Symbol “HTRN”).

	2008		2007
	High	Low	High	Low
First Quarter	$4.47	$3.12	$6.60	$5.06
Second Quarter	$4.30	$2.68	$5.47	$4.35
Third Quarter	$4.50	$2.83	$5.25	$3.66
Fourth Quarter	$3.04	$1.03	$5.30	$4.03

On February 24, 2009, we had 568 holders of record of our common stock.

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

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet to be Purchased Under the Plans or Programs
Month 1 (10/1/2008 – 10/31/2008)	1,700,000		$2.20	1,700,000	$6,260,000
Month 2 (11/1/2008 – 11/30/2008)	8,927	(b)	$2.25	--	--
Month 3 (12/1/2008 – 12/31/2008)	--		--	--	--
Total	1,708,927		$2.20	1,700,000
_____________________

(a)

On October 6, 2008, our Board of Directors authorized the repurchase of up to $10 million of our common stock. We anticipate that the stock will be repurchased through privately-negotiated transactions or on the open market. We intend to comply with the SEC’s Rule 10b-18, and the repurchases will be subject to market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase shares under the program, and our Board of Directors may suspend or terminate the program at any time. The repurchase program has no expiration date. We have no repurchase plans or programs that expired during the period covered by the above table, and we have no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Represents shares used by Mr. Whittenburg to pay his federal tax withholding obligation related to the vesting of a restricted stock award in November 2008.
17

Equity Compensation Plan Information

At December 31, 2008, we had seven separate equity compensation plans: the Prime Medical Services, Inc. (“Prime”) 1993 and 2003 stock option plans, the HealthTronics Surgical Services, Inc. (“HSS”) general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. On November 10, 2004, Prime completed a merger with HSS pursuant to which Prime merged with and into HSS with HealthTronics, Inc. as the surviving corporation. The following table sets forth certain information as of December 31, 2008 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	65,666	$7.79	--

Prime 2003 stock option plan	94,000	$5.63	--

HSS equity incentive plan and stock
option plans	2,399,099	$7.06	2,582,141

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

In 2004, in connection with the merger of HSS and Prime, we assumed in the merger stock options to acquire approximately 2,154,000 shares of common stock.

Performance Graph

The following graph compares our cumulative total shareholder return with the cumulative total shareholder returns of the Nasdaq Market Index and the Nasdaq Health Services Index, for the period from December 31, 2004 through December 31, 2008.

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004, (b) our audited consolidated balance sheets as of December 31, 2008, 2007, 2006, 2005, and 2004, and (c) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, September 30, June 30, and March 31, for 2008 and 2007. The November 10, 2004 merger of Prime and HSS was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles. As a result, the financial information presented below reflects the results of operations of Prime and HSS on a consolidated basis after November 10, 2004 and the results of operations of Prime for the periods prior to November 10, 2004. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

(In thousands, except per share data)	Years Ended December 31,
	2008		2007		2006	2005	2004
Revenues:
Urology Services	$145,265		$122,736		$123,265	$133,360	$75,361
Medical Products	20,389		17,101		19,080	18,202	10,846
Other	288		581		546	705	936
Revenues from continuing operations	$165,942		$140,418		$142,891	$152,267	$87,143
Income (loss) from:
Continuing Operations	$(128,693)		$(14,485)		$(16,446)	$10,933	$5,261
Discontinued Operations	--		(147)		25,129	(1,745)	(3,908)
Net income (loss)	$(128,693	)(1)	$(14,632	)(2)	$8,683 (3)	$9,188	$1,353 (4)
Diluted earnings (loss) per share:
Continuing Operations	$(3.53)		$(0.41)		$(0.47)	$0.31	$0.24
Discontinued Operations	--		--		0.72	(0.05)	(0.18)
Total	$(3.53)		$(0.41)		$0.25	$0.26	$0.06
Dividends per share	None		None		None	None	None
Total assets	$234,386		$336,056		$346,733	$483,037	$474,158
Long-term obligations (a)	$45,662		$4,269		$6,063	$129,980	$114,442
_____________________

(a)	Includes long term debt, other long term obligations and deferred compensation liability.

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30	Dec. 31
2008		(unaudited)

Revenues	$33,954	$42,580	$44,771	$44,637
Net income (loss)	$452	$710	$1,327	$(131,182	)(1)
Per share amounts (basic):
Net income (loss)	$0.01	$0.02	$0.04	$(3.64)
Weighted average shares outstanding	35,425	37,059	37,503	36,004
Per share amounts (diluted):
Net income (loss)	$0.01	$0.02	$0.04	$(3.64)
Weighted average shares outstanding	35,425	37,165	37,604	36,004

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30	Dec. 31
2007		(unaudited)

Revenues	$32,751	$35,563	$35,955	$36,149
Net income (loss)	$(30)	$179	$745	$(15,526	)(2)
Per share amounts (basic):
Net income (loss)	$--	$0.01	$0.02	$(0.44)
Weighted average shares outstanding	35,406	35,425	35,425	35,425
Per share amounts (diluted):
Net income (loss)	$--	$0.01	$0.02	$(0.44)
Weighted average shares outstanding	35,417	35,426	35,425	35,425
_____________________

1)   In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets.

(2)   In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations.

(3)   In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services segment and $8.4 million related to our medical products segment. The impairment to our urology services segment was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products segment relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables during the fourth quarter of 2006 along with the closing of our European operations. In the third quarter of 2006, we completed the sale of our Specialty Vehicle Manufacturing segment and recognized a gain of $53.6 million. This gain utilized approximately $20.4 million of our deferred tax asset.

(4)   In the fourth quarter of 2004, we incurred $1 million of costs related to the Prime and HSS merger. These costs primarily included certain severance costs of Prime employees, costs related to our new HealthTronics branding and certain costs for exiting board members primarily for the cashless exercise of stock options. We also accrued $1.9 million of costs related to our discretionary bonus plan. We also incurred costs totaling $6 million related to the closing of our manufacturing plants in Carlisle, Pennsylvania and Sanford, Florida. In connection with completing this closing process, we also reorganized our division management and culled backlog of commitments based on revised cost structure and resources, which resulted in a write-down of work in process for projects that would be unprofitable and raw materials for product lines which we are discontinuing.

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

Urology Services. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripsy devices. In 2008, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for both 2008 and 2007. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals and surgery centers.

Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. In September 2007, we completed the sale of our Rocky Mountain Prostate business, which represented almost our entire TUMT treatment operations. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancers cells. In April 2008, we acquired AMPI, which significantly expanded our cryosurgery partnership base. Our prostate treatment services are also provided principally through limited partnerships and other entities that we manage, which use equipment to perform the treatments. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, training, quality assurance, regulatory compliance and contracting.

We also provide image guided radiation therapy (IGRT) technical services for cancer treatment centers. Our IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

We recognize urology revenue primarily from the following sources:

•

Fees for urology treatments . A substantial majority of our urology revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. For lithotripsy and prostate treatment services, we, through our partnerships and other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. We recognize revenue for these services when the services are provided. IGRT technical services are billed monthly and the related revenues are recognized as the related services are provided.

•

Fees for managing the operation of our lithotripters and prostate treatment devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and prostate treatment equipment and receive a management fee for performing these services.

Medical Products. We sell and maintain lithotripters and related spare parts and consumables. We are also the exclusive U.S. distributor of the Revolix branded laser. We also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to manage in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

•

Fees for maintenance services. We provide equipment maintenance services to our partnerships as well as outside parties. These services are billed either on a time and material basis or at a fixed contractual rate, payable monthly, quarterly, or annually. Revenues from these services are recorded when the related maintenance services are performed.

•

Fees for equipment sales, consumable sales and licensing applications. We sell and maintain lithotripters and manufacture and sell consumables related to the lithotripters. We distribute the Revolix laser and consumables related to the laser. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated. In some cases, we lease certain equipment to our partnerships, as well as third parties. Revenues from these leases are recognized on a monthly basis or as procedures are performed.

•

Fees for anatomical pathology services. We provide anatomical pathology services primarily to the urology community. Revenues from these services are recorded when the related laboratory procedures are performed.

Recent Developments

On October 10, 2008, we entered into a Stock Purchase Agreement with Atlantic Urological Associates (“AUA”), pursuant to which we purchased the outstanding shares of capital stock of Ocean Radiation Therapy, Inc., a wholly-owned subsidiary of AUA (“Ocean”), for a purchase price of approximately $35 million in cash. Ocean provides IGRT technical services to AUA’s IGRT cancer treatment center. Also on October 10, 2008, we drew $35 million under our revolving line of credit to finance this acquisition.

We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to manage in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

On October 8, 2008, pursuant to a $10 million stock repurchase program adopted by our Board of Directors on October 6, 2008, in a private transaction, we repurchased 1.7 million shares of our common stock from Prides Capital Partners, L.L.C. for an aggregate purchase price of $3,740,000.

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

On April 17, 2008, we acquired AMPI for a purchase price of approximately $6.9 million in cash and approximately 1.8 million shares of our common stock, plus a two-year earn-out based on the future achievement of EBITDA.

We continue to look at other strategic acquisition opportunities and believe conditions in the market favor our strong financial position, national platform of urologist relationships, and diversification within the urology services space.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. We now have two reporting units, urology services and medical products. The fair value of each reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay. For a discussion of our 2008 and 2007 goodwill impairments and the specific assumptions used in the income and market approaches in the 2008 and 2007 analyses, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investments in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Our total revenues increased $25,524,000 as compared to 2007. Revenues from our urology services segment increased $22,529,000 (18%) in 2008 as compared to 2007. Revenues from our lithotripsy business increased $5,193,000 (4.8%) as compared to 2007, while revenues from our prostate business increased $17,336,000 in 2008 as compared to 2007. Revenues from our AMPI acquisition, which was effective April 1, 2008, were the primary driver in the increased prostate revenues. Prostate revenues from AMPI entities totaled $18.4 million in 2008. The actual number of lithotripsy procedures performed in 2008 increased by 3% compared to 2007. The average rate per procedure increased by 1% in 2008 as compared to 2007. Revenues for our medical products segment for 2008 increased $3,288,000 as compared to 2007. Medical products revenues before intersegment eliminations totaled $30.6 million for 2008 and $26.1 million for 2007. We sold five lithotripters and one table in 2008. We sold eight lithotripters and 28 tables during the same period in 2007. We discontinued the sale of tables in 2007. Revenues from our Claripath laboratory which commenced operations in January 2006, totaled $5,113,000 and $3,418,000 for the years ended December 31, 2008 and 2007, respectively. Revenues from our Uropath acquisition, which was effective July, 10, 2008 totaled $1,993,000 in 2008.

Our costs of services and general and administrative expenses for 2008 increased $139,542,000 (124%) compared to 2007. Our cost of services associated with our urology services operations increased $11,695,000 (22%) in 2008 as compared to 2007. The primary cause of this increase relates to cost of services at our new AMPI entities, whose costs totaled $12,964,000 in 2008, partially offset by an overall decrease in cost of services of $1,269,000 attributed to our organic urology business. This decrease in our organic business costs is primarily related to the write off of a certain payable at one of our partnerships in the first quarter of 2008 of approximately $700,000 which was recorded against operating expenses and $250,000 of insurance reimbursements received at one of our partnerships related to damages suffered during hurricane Katrina. Our cost of services associated with our medical products operations for 2008 decreased $731,000 (7%) compared to 2007. This decrease is due to lower cost of sales on fewer device sales in the period, partially offset by approximately $740,000 in increased expenses at our Claripath lab which has experienced significant growth year over year, $1,888,000 in expenses at our new Uropath labs, and approximately $1 million in restructuring and moving costs related to moving our Medical Products operations from Kennesaw, Georgia to Austin, Texas. A significant portion of medical products costs relate to providing maintenance services to our urology services segment and are allocated to the urology services segment. In the future, we expect margins in medical products to continue to vary significantly from period to period based on the mix of intercompany and third-party sales. Our selling, general and administrative costs for the year ended December 31, 2008 increased $4,122,000 compared to the same period in 2007. This increase primarily relates to increased compensation expenses of $1.8 million related to restricted stock grants to employees which vested as performance goals were reached in the second and third quarters of 2008 and approximately $1 million in increases in sales and marketing expenses associated with our Claripath lab in 2008. In addition, we received approximately $900,000 as a result of our former Swiss manufacturing subsidiary’s insolvency proceedings in 2007, which was recorded against selling, general and administrative expenses.

In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets. In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations.

In 2007, we had a loss from discontinued operations of $147,000 attributable to our RMPT and HIFU operations. This loss included a gain of $450,000 from the sale of our RMPT business, which closed September 28, 2007.

Depreciation and amortization expense increased $1,256,000 in 2008 compared to 2007, primarily due to the addition of our new AMPI entities and the amortization on our Ocean services agreement.

Minority interest in consolidated income for 2008 increased $8,691,000 (19%) compared to 2007, as a result of increases in minority interest percentages at certain partnerships, combined with an increase in income at our existing urology partnerships and minority interest expense at our new AMPI entities.

Provision for income taxes in 2008 decreased $8,662,000 compared to 2007 due to the decrease in our taxable net income and the addition of a full valuation allowance on our deferred tax assets primarily as a result of the goodwill impairment recorded in the fourth quarter. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carry forwards to offset any current taxes payable.

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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $22,854,000 and $25,198,000 at December 31, 2008 and 2007, respectively. While our subsidiaries generally distribute all of their available cash quarterly, after establishing reserves for estimated capital expenditures and working capital, these distributions are made just after quarter end which leads to an accumulated cash balance at the end of each quarter. For the years ended December 31, 2008 and 2007, our subsidiaries distributed cash of approximately $53,757,000 and $42,736,000, respectively, to minority interest holders. In 2009, we anticipate that our subsidiaries will begin making distributions on a monthly basis rather than a quarterly basis.

Cash provided by our operations, after minority interest, was $70,845,000 for the year ended December 31, 2008 and $61,877,000 for the year ended December 31, 2007. From 2007 to 2008, fee and other revenue collected increased by $23,044,000 due primarily to increased revenues from our acquisitions. Cash paid to employees, suppliers of goods and others increased by $13,578,000 in 2008. This fluctuation is primarily attributable to increased operating expenses from our acquisitions and significant pay down of certain accrued expenses related to our AMPI acquisition.

Cash used by our investing activities for the year ended December 31, 2008, was $52,311,000. We utilized $49,487,000 in 2008 to acquire assets or interests in certain entities. Approximately $35 million of that cash was used to acquire the Ocean services contract, $10 million was used to acquire AMPI, and $6.3 million to acquire Uropath. In addition we increased our interest in certain existing litho partnerships. We purchased equipment and leasehold improvements totaling $11,779,000 in 2008. Cash used by our investing activities for the year ended December 31, 2007, was $18,757,000. We used approximately $8 million in cash to acquire our interests in the new Keystone partnership and we used $4 million to acquire increased ownership in two other partnerships. We purchased equipment and leasehold improvements totaling $9,469,000 in 2007.

Cash used in our financing activities for the year ended December 31, 2008, was $20,878,000, primarily due to distributions to minority interests of $53,757,000 and payments on notes payable of $14,508,000 partially offset by borrowings on our revolving line of credit of $50 million and on notes payable of $1,747,000. Cash used in our financing activities for the year ended December 31, 2007, was $45,581,000, primarily due to distributions to minority interests of $42,736,000 and payments on notes payable of $5,760,000 partially offset by borrowings on notes payable of $2,546,000.

Accounts receivable as of December 31, 2008 has increased $5,798,000 from December 31, 2007. This increase relates primarily to our purchases of AMPI and Uropath, whose accounts receivable at acquisition totaled $3,072,000 and $1,040,000, respectively, as well as increases related primarily to higher revenues and to the timing of collections.

Inventory as of December 31, 2008 totaled $8,843,000 and decreased $1,378,000 from December 31, 2007.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of December 31, 2008, we have drawn $41 million on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of December 31, 2008.

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

Other

Other long term debt. As of December 31, 2008, we had notes totaling $5.4 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at either a fixed rate ranging from four to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

Other long term obligations. At December 31, 2008, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $8,338 related to payments to an employee for $4,167 a month continuing until February 28, 2009 as consideration for a noncompetition agreement. We have an obligation totaling $60,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee of our Medical Products division.

General The following table presents our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$46,387	$2,490	$43,359	$154	$384
Operating Leases (2)	11,410	2,629	4,607	2,971	1,203
Non-compete contracts (3)	68	48	20	--	--
Total	$57,865	$5,167	$47,986	$3,125	$1,587
_____________________

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $8 due to an employee of Medstone, at a rate of $4 per month continuing until February 28, 2009, and an obligation of $60 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2008 are payable as follows:

($ in thousands)
2009	$2,490
2010	42,680
2011	679
2012	145
2013	9
Thereafter	384

Total	$46,387

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility which is due in March 2010. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial competitive, legislative, regulatory and other factors discussed under “Risk Factors” under Part I. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

We intend to increase our urology services operations primarily through forming new operating partnerships in new markets, expanding our IGRT customer base and by acquisitions. We seek opportunities to grow our medical products operations by expanding our anatomical pathology lab operations and acquisitions. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where we deem appropriate.

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

Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on our current operations, we do not expect that the adoption of FSP 142-3 will have a material impact on our financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2008, we had long-term debt (including current portion) totaling $46,387,000, of which $4,859,000 had fixed rates of 4% to 9%, and $41,528,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $41,528,000. We make monthly or quarterly payments of principal and interest on $528,000 of the floating rate debt. An increase in interest rates of 1% would result in a $415,000 annual increase in interest expense on this existing principal balance.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, our independent registered public accounting firm, has audited our internal controls over financial reporting. The attestation report of Ernst & Young, LLP is included herein.

(c)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets. For further discussion of this impairment, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of HealthTronics, Inc.:

We have audited HealthTronics, Inc. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HealthTronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, HealthTronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthTronics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of HealthTronics, Inc. and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas March 4, 2009

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                      INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

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
Association, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filed with the Securities and Exchange Commission on November 8, 2005).
38

10.14* 10.15* 10.16 10.17* 10.18* 10.19* 10.20* 10.21 10.22 10.23 10.24 10.25* 10.26	Executive Employment Agreement, effective October 1, 2005, by and between HealthTronics, Inc.
and James S. B. Whittenburg (incorporated by reference to Exhibit 99.4 to the Company’s Current
Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2005).
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
First Amendment to Board Service and Release Agreement, dated as of March 2, 2006, by and between HealthTronics and Argil J. Wheelock, M.D. (incorporated by reference to Exhibit 10.1 of
HealthTronics’ Current Report on Form 8-K filed on March 8, 2006.)
Second Amendment to the Company’s 2004 Equity Incentive Plan (incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on June 14, 2006.)
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the
Securities and Exchange Commission on May 12, 2008).
Second Amendment to Executive Employment Agreement, dated as of October 26, 2007, by and between HealthTronics, Inc. and James S. B. Whittenburg (incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on May 12, 2008).
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
Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed with the Securities and Exchange Commission on March 20, 2008).
39

10.27 10.28 10.29 10.30 10.31 10.32 10.33 10.34 10.35* 10.36 21.1 23.1 31.1 31.2 32.1 32.2	First Amendment to Credit Agreement, dated as of April 14, 2008, by and among HealthTronics,
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
Stock Purchase Agreement, dated as of October 10, 2008, by and between HealthTronics, Inc. and
Atlantic Urological Associates, P.A (incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15,
2008).
Second Amendment to Credit Agreement, dated as of October 10, 2008, by and among HealthTronics,
Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2008).
Executive Employment Agreement, effective August 15, 2007, by and between HealthTronics, Inc.
and Clayton H. Duncan (filed herewith).
Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on
November 7, 2008).

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

(1)

The exhibits listed above will be furnished to any security holder upon written request for such exhibit to Richard A. Rusk, HealthTronics, Inc., 9825 Spectrum Drive, Austin, Texas 78717. The Securities and Exchange Commission (the “SEC”) maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at “http://www.sec.gov”.

40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRONICS, INC. By: /s/ James S. B. Whittenburg James S. B. Whittenburg, Chief Executive Officer and President (Principal Executive Officer) Date: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Date: By: Date: By: Date: By: Date: By: Date: By: Date:	/s/ James S. B. Whittenburg
James S. B. Whittenburg,
Chief Executive Officer and
President (Principal Executive Officer)
and Director

March 10, 2009

/s/ Richard A. Rusk
Richard A. Rusk,
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

March 10, 2009

/s/ R. Steven Hicks
R. Steven Hicks, Non-executive Chairman of the Board

March 10, 2009

/s/ Donny R. Jackson
Donny R. Jackson, Director

March 10, 2009

/s/ Timothy J. Lindgren
Timothy J. Lindgren, Director

March 10, 2009

/s/ Ken S. Shifrin
Ken S. Shifrin, Director

March 10, 2009
41

By: Date:	/s/ Argil J. Wheelock, M.D. Argil J. Wheelock, M.D., Director March 10, 2009
42

APPENDIX A

INDEX
Page

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

     Consolidated Balance Sheets at December 31, 2008 and 2007.

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008,

     2007 and 2006.

     Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

     Notes to Consolidated Financial Statements.
A-2 A-3 A-4 A-6 A-7 A-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note J to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for income taxes to conform to Financial Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthTronics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009, expressed an unqualified opinion thereon.

/s/: Ernst & Young LLP

Austin, Texas
March 4, 2009

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)	Years Ended December 31,
	2008	2007	2006
Revenue:
Urology Services	$145,265	$122,736	$123,265
Medical Products	20,389	17,101	19,080
Other	288	581	546
Total revenue	165,942	140,418	142,891

Cost of services and general and administrative expenses:
Urology Services	65,185	53,490	51,262
Medical Products	10,494	11,225	16,797
Selling, general and administrative	20,006	15,884	20,298
Impairment charges	144,000	20,800	20,600
Depreciation and amortization	12,363	11,107	11,275
	252,048	112,506	120,232

Operating income	(86,106)	27,912	22,659

Other income (expenses):
Interest and dividends	1,233	1,146	755
Interest expense	(1,077)	(829)	(1,146)
	156	317	(391)
Income from continuing operations before provision
for income taxes and minority interest	(85,950)	28,229	22,268

Minority interest in consolidated income	54,259	45,568	43,277

Provision (benefit) for income taxes	(11,516)	(2,854)	(4,563)

Income (loss) from continuing operations	(128,693)	(14,485)	(16,446)

Income (loss) from discontinued operations, net of tax	--	(147)	25,129
Net income (loss)	$(128,693)	$(14,632)	$8,683

Basic earnings per share:
Income (loss) from continuing operations	$(3.53)	$(0.41)	$(0.47)
Income (loss) from discontinued operations	$--	$--	$0.72
Net income (loss)	$(3.53)	$(0.41)	$0.25
Weighted average shares outstanding	36,499	35,421	35,157

Diluted earnings per share:
Income (loss) from continuing operations	$(3.53)	$(0.41)	$(0.47)
Income (loss) from discontinued operations	$--	$--	$0.72
Net income (loss)	$(3.53)	$(0.41)	$0.25
Weighted average shares outstanding	36,499	35,421	35,347

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

($ in thousands)	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$22,854	$25,198
Accounts receivable, less allowance for doubtful
accounts of $2,485 in 2008 and $2,368 in 2007	27,687	21,889
Other receivables	1,410	2,703
Deferred income taxes	--	12,547
Prepaid expenses and other current assets	2,895	1,656
Inventory	8,843	10,221
Total current assets	63,689	74,214

Property and equipment:
Equipment, furniture and fixtures	55,050	47,751
Building and leasehold improvements	8,254	12,437
	63,304	60,188

Less accumulated depreciation and
amortization	(30,535)	(27,169)
Property and equipment, net	32,769	33,019

Other investments	1,819	1,353
Goodwill, at cost	93,620	217,505
Intangible assets	40,278	5,220
Other noncurrent assets	2,211	4,745
	$234,386	$336,056

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	December 31,
	2008	2007
LIABILITIES

Current liabilities:
Current portion of long-term debt	$2,490	$4,332
Accounts payable	6,468	5,859
Accrued distributions to minority interests	95	226
Accrued expenses	9,221	7,275
Total current liabilities	18,274	17,692

Long-term debt, net of current portion	43,897	4,194
Other long term obligations	1,765	75
Deferred income taxes	3,355	30,024
Total liabilities	67,291	51,985

Minority interest	47,723	41,653

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding	--	--
Common stock, no par value, 70,000,000 authorized: 39,494,314 issued and 37,618,206 outstanding in 2008; 35,610,236 issued and 35,560,097
outstanding in 2007	211,667	202,049
Accumulated earnings (deficit)	(87,852)	40,841
Treasury stock, at cost, 1,876,108 shares in 2008 and 50,139 shares in 2007	(4,443)	(472)

Total stockholders' equity	119,372	242,418
	$234,386	$336,056

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 2008, 2007 and 2006

($ in thousands, except share data)	Issued Common Stock		Accumulated	Treasury Stock
	Shares	Amount	Earnings (Deficit)	Shares	Amount	Total
Balance, December 31, 2005	35,010,656	$196,080	$46,790	(143,921)	$(1,388)	$241,482
Net income	--	--	8,683	--	--	8,683
Purchase of treasury stock	--	--	--	(10,000)	(73)	(73)
Contribution of treasury stock	--	--	--	58,516	564	564
Issuance of stock for acquisitions	166,666	1,095	--	--	--	1,095
Exercise of stock options, including
tax benefit totaling $69	297,914	1,978	--	--	--	1,978
Share-based compensation	--	1,788	--	--	--	1,788

Balance, December 31, 2006	35,475,236	200,941	55,473	(95,405)	(897)	255,517
Net loss	--	--	(14,632)	--	--	(14,632)
Contribution of treasury stock	--	--	--	45,266	425	425
Share-based compensation	135,000	1,108	--	--	--	1,108

Balance, December 31, 2007	35,610,236	202,049	40,841	(50,139)	(472)	242,418
Net loss	--	--	(128,693)	--	--	(128,693)
Purchase of treasury stock	--	--	--	(1,763,580)	(3,971)	(3,971)
Issuance of stock for acquisitions	1,987,486	6,737	--	--	--	6,737
Share-based compensation	1,896,592	2,881	--	(62,389)	--	2,881

Balance, December 31, 2008	39,494,314	$211,667	$(87,852)	(1,876,108)	$(4,443)	$119,372

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$167,865	$144,821	$146,658
Cash paid to employees, suppliers of goods and others	(95,939)	(82,361)	(83,235)
Interest received	1,233	1,146	755
Interest paid	(990)	(835)	(1,296)
Taxes paid	(1,324)	(538)	(475)
Discontinued operations	--	(356)	(13,515)

Net cash provided by operating activities	70,845	61,877	48,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(49,487)	(11,829)	--
Purchases of equipment and leasehold improvements	(11,779)	(9,469)	(11,902)
Proceeds from sales of assets	9,165	1,224	1,365
Other	(210)	(18)	(25)
Discontinued operations	--	1,335	138,971

Net cash (used in) provided by investing activities	(52,311)	(18,757)	128,409

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	51,747	2,546	4,657
Payments on notes payable, exclusive of interest	(14,508)	(5,760)	(134,257)
Distributions to minority interest	(53,757)	(42,736)	(46,969)
Contributions by minority interest, net of buyouts	(389)	389	(314)
Exercise of stock options	--	--	1,907
Purchase of treasury stock	(3,971)	--	(73)
Discontinued operations	--	(20)	(320)

Net cash used in financing activities	(20,878)	(45,581)	(175,369)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,344)	(2,461)	1,932

Cash and cash equivalents, beginning of period, includes cash from discontinued operations of $(198) and $4,650
for 2007 and 2006, respectively	25,198	27,659	25,727

Cash and cash equivalents, end of period, includes cash
from discontinued operations of $(198) for 2006	$22,854	$25,198	$27,659

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2008	2007	2006
Reconciliation of net income to net cash
provided by operating activities:
Net income (loss)	$(128,693)	$(14,632)	$8,683
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Minority interest in consolidated income	54,259	45,568	43,277
Depreciation and amortization	12,363	11,107	11,275
Provision for uncollectible accounts	145	(108)	581
Provision for deferred income taxes	(12,180)	(624)	(4,997)
Non-cash share-based compensation	2,881	1,534	2,352
Impairment charges	144,000	20,800	20,600
Other	(1,112)	70	(636)
Discontinued Operations	--	(117)	(38,643)
Changes in operating assets and liabilities,
net of effect of purchase transactions:
Accounts receivable	(1,360)	1,008	1,821
Other receivables	1,399	(1,124)	2,094
Other assets	1,142	2,026	1,036
Accounts payable	(1,314)	(579)	482
Accrued expenses	(685)	(3,052)	967

Total adjustments	199,538	76,509	40,209

Net cash provided by operating activities	$70,845	$61,877	$48,892

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2008	2007	2006
SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

At December 31, the Company had accrued distributions payable to minority interests. The effect of this transaction was as follows:
Current liabilities increased by	$95	$226	$7,687
Minority interest decreased by	95	226	7,687

In 2008, the Company acquired three lithotripsy partnerships, a cryosurgical company, a pathology lab and an IGRT
services operation. The net assets and
liabilities acquired/sold were as follows:
Current assets increased by	6,456	--	--
Noncurrent assets increased by	3,812	--	--
Goodwill increased by	26,995	--	--
Current liabilities increased by	4,941	--	--
Other long-term obligations decreased by	906	--	--
Minority interest increased by	5,825	--	--

In 2007, the Company acquired two lithotripsy partnerships and sold three lithotripsy partnerships. The net assets and
liabilities acquired/sold were as follows:
Current assets increased by	--	580	--
Noncurrent assets increased by	--	1,816	--
Goodwill increased by	--	9,044	--
Current liabilities increased by	--	380	--
Other long-term obligations decreased by	--	354	--
Minority interest increased by	--	802	--

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

We are headquartered in Austin, Texas and provide urology services in approximately 46 states.

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

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or limited liability corporations (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide for broad powers by us. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. In accordance with Financial Accounting Standards Board (FASB) Interpretation 46R, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51 (FIN 46), we have determined that one of our consolidated partnerships, and in which we have a 20% interest, has related party relationships with two VIEs and has consolidated those entities. Investments in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations. Depreciation expense for property and equipment was $11,076,000, $10,079,000 and $9,844,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We have two reporting units, urology services and medical products. We test for impairment of goodwill at least annually, during the fourth quarter, at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting units are estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based only on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our fees for urology services are recorded when the procedure is performed and are based on a contracted rate with a hospital (wholesale contract) or based on a contractual rate with commercial insurance carriers (retail contract), individual or state and federal health care agencies, net of contractual fee reduction. Management fees from limited partnerships are recorded monthly when earned. Distributions from cost basis investments are recorded when received and totaled $1,508,000, $1,321,000 and $1,005,000 in 2008, 2007 and 2006, respectively.

Sales of medical devices including related accessories (which started in February 2004 with the acquisition of Medstone International, Inc. (“Medstone”) are recorded when delivered to the customer and any trial period ends. There are no post-shipment obligations after revenue is recognized except a possible maintenance equipment contract. If the sale includes maintenance services over a period of time, we defer the fair value of the maintenance services and recognize it ratably over the contract period. Fair value of undelivered elements is determined based on prices when the items are sold separately. Licensing fees (which started with the acquisition of Medstone in February 2004) are recorded when the related lithotripsy procedure is performed on the equipment we sold to third parties; leasing fees and revenues from maintenance contracts are recorded monthly as the related services are provided; sales of consumable products are recorded when delivered to the customer. We provide anatomical pathology services primarily to the urology market place. Revenues from these services are recorded when the related laboratory procedures are performed. IGRT technical services are billed monthly and the related revenues are recognized as the related services are provided.

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

Major Customers and Credit Concentrations

For the years ending December 31, 2008, 2007 and 2006, we had no customers who exceeded 10% of consolidated revenues. Concentrations of credit risk with respect to cash relate to deposits held with banks in excess of insurance provided. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk. Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourselves to have any significant concentrations of credit risk. At December 31, 2008, approximately 16% of accounts receivable relate to units operating in New York, 6% relate to units in Florida, 5% relate to units operating in Virginia, 5% relate to units operating in Minnesota, 5% related to units in Louisiana, and 5% relate to units in Indiana. At December 31, 2007, approximately 28% of accounts receivable relate to units operating in New York, 7% relate to units in Louisiana, 6% relate to units operating in Florida, 6% related to units in Indiana, and 5% each relate to units in Texas and Minnesota.

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

($ in thousands)	Balance at Beginning of Year	Costs and Expenses	Deductions	Other	Balance at End of Year
Allowance for Doubtful Accounts:
2008	$2,368	$285	$(140)	$(28)	$2,485
2007	$2,166	$329	$(437)	$310	$2,368
2006	$1,491	$776	$(195)	$94	$2,166

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

As of December 31, 2008 and 2007, inventory consists of the following (in thousands):

	2008	2007
Raw Materials	$5,993	$6,144
Finished Goods	2,850	4,077
	$8,843	$10,221

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

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and warrants. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)	Net Income (loss)	Wtd. Avg. No. of Shares	Per Share Amounts
For the year ended December 31, 2008
Basic	$(128,693)	36,499	$(3.53)
Effect of dilutive securities:
Options and non-vested shares
Diluted	$(128,693)	36,499	$(3.53)

For the year ended December 31, 2007
Basic	$(14,632)	35,421	$(0.41)
Effect of dilutive securities:
Options and non-vested shares		--
Diluted	$(14,632)	35,421	$(0.41)

For the year ended December 31, 2006
Basic	$8,683	35,157	$0.25
Effect of dilutive securities:
Options		190
Diluted	$8,683	35,347	$0.25

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unexercised employee stock options and non-vested shares to purchase 2,783,000, 3,329,000 and 3,223,000 shares of our common stock as of December 31, 2008, 2007 and 2006, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods or we had a net loss in the respective period.

Recently Issued Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on our current operations, we do not expect that the adoption of FSP 142-3 will have a material impact on our financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

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

C.   GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests. As of December 31, 2008, we had $4 million in indefinite life intangible assets related to the HealthTronics brand name. Intangible assets with finite lives consisted primarily of $34.6 million related to our IGRT services contract, and $1.7 million related to two non-compete agreements, hospital contracts and patents at December 31, 2008. The agreements will continue to be amortized over their useful lives.

The net carrying value of goodwill as of December 31, 2008 and 2007 is comprised of the following:

(in thousands)	Total	Urology Services	Medical Products
Balance, December 31, 2006	$229,261	$220,142	$9,119
Additions	11,735	11,735	--
Deletions	(2,691)	(2,691)	--
Impairments	(20,800)	(20,800)	--
Balance, December 31, 2007	$217,505	$208,386	$9,119
Additions	26,995	19,164	7,831
Deletions	(6,880)	(6,880)	--
Impairments	(144,000)	(144,000)	--
Balance, December 31, 2008	$93,620	$76,670	$16,950

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets. In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services segment goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this segment. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations.

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. We have two reporting units, urology services and medical products. We test for impairment of goodwill at least annually, during the fourth quarter, at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based only on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest.

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

Our discounted cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts were based on annual financial forecasts developed internally by management for use in managing our business and through discussions with an independent valuation firm engaged by us. For our December 31, 2008 forecast, the significant assumptions of these five-year forecasts included annual revenue growth rates ranging from 2.9% to 4.5% and from 10.4% to 20% for the urology services and medical products reporting units, respectively. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 13% for the urology services and the medical products reporting units. Terminal values for both reporting units were calculated using a Gordon growth methodology with a long-term growth rate of 3.0%. The future terminal values of the urology services and medical products reporting units were $153 million and $61 million respectively at December 31, 2008.

For our December 31, 2007 forecast, the significant assumptions of the five-year forecasts included annual revenue growth rates ranging from 5.6% to 11% and from 9.8% to 18.3% for the urology services and medical products reporting units, respectively. The future cash flows for 2007 were discounted to present value using a mid-year convention and a discount rate of 11% for the urology services reporting unit and 12.0% for the medical products reporting unit. Terminal values for both reporting units were calculated using a Gordon growth methodology with a long-term growth rate of 5.0%. The future terminal values of the urology services and medical products reporting units were $284 million and $45 million respectively at December 31, 2007.

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

Other intangible assets as of December 31, 2008 and 2007, subject to amortization expense, are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2008
Urology Services	$36,655	$1,493	$35,162
Medical Products	2,341	1,225	1,116
Total	$38,996	$2,718	$36,278

December 31, 2007
Urology Services	$2,590	$1,759	$831
Medical Products	2,776	2,387	389
Total	$5,366	$4,146	$1,220

Amortization expense for other intangible assets with finite lives was $1,286,000, $1,028,000 and $1,431,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows (in thousands):

Year	Amount
2009	$2,392
2010	2,241
2011	1,971
2012	1,905
2013	1,753
Thereafter	26,016

D.   ACQUISITIONS

On October 10, 2008, we entered into a Stock Purchase Agreement with Atlantic Urological Associates (“AUA”), pursuant to which we purchased the outstanding shares of capital stock of Ocean Radiation Therapy, Inc., a wholly-owned subsidiary of AUA (“Ocean”), for a purchase price of approximately $35 million in cash. Ocean provides image guided radiation therapy (“IGRT”) technical services to AUA’s IGRT cancer treatment center. The Ocean entity was formed concurrent with and as a result of the purchase. Ocean’s only asset was the IGRT services agreement valued at approximately $35 million which is recorded in intangible assets. We have estimated that this service agreement has a 20 year useful life and we are amortizing that asset over that life.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 15, 2008, we acquired UroPath, LLC (“UroPath”) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania. Based on our preliminary allocation of the purchase price, we recorded approximately $7.4 million of goodwill related to this transaction, all of which is tax deductible.

On April 17, 2008, we completed the acquisition of Advance Medical Partners, Inc. (“AMPI”) pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. Founded in 2003, AMPI is a leading provider of urological cryosurgery services in the U.S. with operations in 46 states. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for an aggregate purchase price of approximately $13 million, consisting of $6.9 million in cash and approximately 1.8 million shares of our common stock, plus a two-year earn-out based on the future achievement of EBITDA. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. Based upon our preliminary allocation of the purchase price, we recognized $12.3 million of goodwill related to this transaction, all of which is not tax deductible.

In 2008, we purchased three partnerships, increased our ownership in three existing partnerships and purchased a small service company for an aggregate purchase price of approximately $6.4 million. We recorded approximately $7.2 million of goodwill related to these transactions, all of which is tax deductible.

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

Our unaudited proforma combined income data for the periods ended December 31, 2008 and 2007, assuming the acquisitions were effective January 1, of each year, is as follows:

($ in thousands, except per share data)	2008	2007
Total revenues	$182,750	$185,904
Total expenses	309,942	196,977
Discontinued Operations	--	(147)
Net income (loss)	$(127,192)	$(11,220)
Diluted earnings per share	$(3.42)	$(0.30)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,854	$22,854	$25,198	$25,198
Warrants/Common Stock	290	290	450	360
Financial liabilities:
Debt	$46,387	$46,387	$8,526	$8,526
Other long-term obligations	1,765	1,727	75	67

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The debt has a floating rate, therefore, the carrying value of the debt at December 31, 2008 and 2007 approximates fair value.

Other Long-Term Obligations

At December 31, 2008, as part of our acquisition of Medstone International Inc. in February 2004, we had an obligation totaling $8,334 related to payments to an employee for $4,167 per month continuing until February 28, 2009 as consideration for a noncompetition agreement. We have an obligation totaling $60,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee of our Medical Products division. At December 31, 2008 we had $1,242,000 in long term deferred rent related to leaseholds at our new corporate office space in Austin, Texas. We are amortizing this deferred rent at a rate of $18,136 per month. At December 31, 2008, we had an obligation totaling $500,000 for restructuring costs related to the vacating of two leased properties. Lease payments, net of the projected sublease income, totaling $100,000 will continue until September 30, 2010. Lease payments, net of projected sublease income, totaling $400,000 will continue until October 3, 2010. Leases have been recorded at fair value. We estimated the fair value of the noncompete payments based on discounted cash flows, which is a level three analysis.

Warrants

In November, 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights to distribute such device in the United States, when and if a Pre-Market Approval of such device is granted by the FDA and forfeits our rights to vest in additional warrants to EDAP common stock. We have accordingly included our costs related to the clinical trials of High Intensity Focused Ultrasound (“HIFU”) in discontinued operations in the accompanying condensed consolidated statements of income. During 2007, we exercised these warrants and now own 200,000 shares of EDAP common stock. The warrants have been valued based on a quoted market price, which is a level one analysis.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

F.   ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
($ in thousands)	2008	2007
Accrued group insurance costs	$304	$393
Compensation and payroll related expense	3,339	3,840
Accrued interest	94	7
Accrued taxes	613	871
Accrued professional fees	317	170
Unearned revenues	1,181	913
Deferred Rent	396	--
Other	2,977	1,081
	$9,221	$7,275

G. INDEBTEDNESS Long-term debt is as follows:

($ in thousands)		December 31,
Interest Rates	Maturities	2008	2007
Floating	2007-2012	$41,528	$2,394
4%-9%	2007-2012	$4,859	6,132
		$46,387	$8,526
Less current portion of long-term debt		$2,490	4,332
		$43,897	$4,194

Senior Credit Facility

In March 2005, we refinanced our then existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver due in March 2010 and a $125 million senior secured term loan B (“term loan B”), due 2011. In April 2005, we used the proceeds from the new term loan B to redeem our $100 million of 8.75% unsecured senior subordinated notes and reduce the amounts outstanding under our new revolving credit facility. On April 14, 2008, we amended our senior credit facility to increase the revolving line of credit from $50 million to $60 million. On October 10, 2008, we amended our senior credit facility, to increase the dollar amount of permitted acquisitions under the acquisitions negative covenant from $30 million to $48 million during any twelve month period commencing on or after April 18, 2008 and prior to March 31, 2009.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We were required to make quarterly principal payments in connection with the term loan B of $312,500 until February 2010, when quarterly payments would have increased to $29.7 million. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of December 31, 2008, we have drawn $41 million on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of December 31, 2008.

Other long term debt

As of December 31, 2008, we had notes totaling $5.4 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. They bear interest at either a fixed rate of four to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

The stated principal repayments for all indebtedness as of December 31, 2008 are payable as follows (in thousands):

Year	Amount
2009	$2,490
2010	42,680
2011	679
2012	145
2013	9
Thereafter	384

H. COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $110,000 per person per policy year. At December 31, 2008, we had 323 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $2,781,000, $2,852,000 and $2,351,000, in 2008, 2007 and 2006 respectively.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We lease office space in several locations. Rent expense totaled $2,445,000, $1,757,000 and $1,491,000 for the years ended December 31, 2008, 2007 and 2006. Future annual minimum lease payments under all noncancelable operating leases are as follows:

($ in thousands) Year	Amount
2009	$2,629
2010	2,483
2011	2,124
2012	1,511
2013	1,460
Thereafter	1,203

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

In 2008, we granted a total of 1,896,592 of non-vested shares under our 2004 Equity Incentive Plan. 170,449 shares vest 25% on each of the first four anniversaries of the grant date. 1,121,993 shares vest based on the achievement of the performance targets outlined below. 604,150 shares vest 25% on each of the first four anniversaries of the grant date; however, their vesting can be accelerated if the following performance targets are reached. 735,136 of the shares that vest per the performance targets below have a two year service requirement regardless of the performance targets being met.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 31, 2008, total unrecognized share-based compensation cost related to unvested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 1.3 years. We also had $3.1 million of unrecognized compensation costs related to non-vested stock awards as of December 31, 2008, which is expected to be recognized over a weighted average period of approximately 1.6 years. For the years ended December 31, 2008 and 2007, we have included approximately $2,881,000 and $1,108,000, respectively, for share-based compensation cost in the accompanying consolidated statement of income.

Share-based compensation expense recognized during the years ended December 31, 2008 and December 31, 2007 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our performance-based non-vested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period. For our service-based non-vested stock awards, fair value is based on the fair value at the grant date.

Stock Option Plans

At December 31, 2008, we had seven separate equity compensation plans: the Prime Medical Services, Inc. (“Prime”) 1993 and 2003 stock option plans, the HealthTronics Surgical Services, Inc. (“HSS”) general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. On November 10, 2004, Prime completed a merger with HSS pursuant to which Prime merged with and into HSS with HealthTronics, Inc. as the surviving corporation.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain information as of December 31, 2008 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	65,666	$7.79	--

Prime 2003 stock option plan	94,000	$5.63	--

HSS equity incentive plan and stock
option plans	2,399,099	$7.06	2,582,141

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

To calculate the compensation cost that was recognized under SFAS No. 123(R) for the three years ended December 31, 2008, 2007, and 2006, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For December 31, 2007 and 2006, respectively: risk-free interest rates were 4.6% and 4.9%; dividend yields were 0%; volatility factors of the expected market price of our common stock were 47%; and a weighted-average expected life of the option of 6 years. There were no options granted in the year ended December 31, 2008.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity and pricing information regarding all stock options to purchase shares of our common stock are summarized as follows:

	2008		2007		2006
	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price
Outstanding at beginning of year	3,194	$7.07	3,908	$7.32	3,048	$7.65
Granted	--	--	245	5.82	1,992	7.05
Exercised	--	--	--	--	(298)	6.40
Cancelled	(399)	7.60	(552)	8.07	(588)	8.78
Forfeited	(236)	6.61	(407)	7.38	(246)	6.94
Outstanding at end of year	2,559	$7.03	3,194	$7.07	3,908	$7.32
Exercisable at end of year	2,182	$7.13	2,049	$7.35	2,450	$7.51
Weighted-average fair value of
options granted during the period	N/A		$2.99		$3.38

During the year ended December 31, 2008, there were no exercises of options to purchase common stock and the total fair value of shares vested during 2008 was $1,153,000. During the year ended December 31, 2007, there were no exercises of options to purchase common stock and the total fair value of shares vested during 2007 was $966,000.

During the year ended December 31, 2008 and 2007, there was no financing cash generated from share-based compensation arrangements for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase our common stock.

Additional information regarding options outstanding for all plans as of December 31, 2008, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.49 - $6.49	326	5.4 years	$5.83	243	4.4 years	$5.98
$6.50 - $6.99	1,412	5.7 years	6.65	1,167	5.2 years	6.64
$7.00 - $7.50	455	6.7 years	7.37	406	6.7 years	7.39
$7.51 - $9.50	180	4.3 years	7.98	180	4.3 years	7.98
$9.51 - $13.69	186	4.5 years	10.26	186	4.5 years	10.26
	2,559		$7.03	2,182		$7.13
Aggregate intrinsic value (in thousands)	$--			$--

The aggregate intrinsic value in the table above is based on our closing stock price of $2.25 per share as of December 31, 2008.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the our nonvested shares as of December 31, 2008 and changes during the years ended December 31, 2008 and 2007 is as follows:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	--	$--
Granted	135	4.75
Vested	--	--
Forfeited	--	--
Nonvested at December 31, 2007	135	$4.75
Granted	1,897	2.52
Vested	(220)	3.52
Forfeited	(62)	3.22
Nonvested at December 31, 2008	1,750	$2.55

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

Components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
($ in thousands)	2008	2007	2006
United States	$(139,959)	$(17,881)	$(19,947)
Foreign	(250)	542	(1,062)
	$(140,209)	$(17,339)	$(21,009)

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
($ in thousands)	2008	2007	2006
Federal:
Current	$--	$--	$681
Deferred	(8,147)	(2,878)	(4,877)
State:
Current	202	212	456
Deferred	(3,643)	(401)	(582)
Foreign
Current	--	--	--
Deferred	72	213	(241)
	$(11,516)	$(2,854)	$(4,563)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of expected income tax expense (benefit), computed by applying the United States statutory income tax rate of 35% to earnings before income taxes, to total income tax expense in the accompanying consolidated statements of income follows:

	Years Ended December 31,
($ in thousands)	2008	2007	2006
Expected federal income tax	$(49,073)	$(6,069)	$(7,353)
State taxes	(2,238)	(123)	(82)
Foreign rate differential	73	17	130
Goodwill impairment	24,672	3,589	3,090
Affect of valuation allowance	14,776	--	--
Other	274	(268)	(348)
	$(11,516)	$(2,854)	$(4,563)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

($ in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforward	$34,395	$9,193
Allowance for bad debts	32	123
State deferred tax	3,792	--
FAS 123(R) expense	1,129	552
AMT Credit	789	578
HTRN acquired built-in losses	4,331	--
Capitalized costs	1,384	1,105
Accrued expenses deductible for tax purposes when paid	733	996
Total gross deferred tax assets	46,585	12,547
Less valuation allowance	(46,585)	--
Net deferred tax assets	--	12,547
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,212)	(894)
Intangible assets, principally due to differences in amortization periods for tax purposes	(2,143)	(26,683)
Total gross deferred tax liability	(3,355)	(27,577)
Net deferred tax liability	$(3,355)	$(15,030)

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax planning strategies in making this assessment. Based on these criteria, management believes it will not realize the benefits of these deductible differences; accordingly, we have recorded a full valuation allowance at December 31, 2008. The valuation allowance was zero at December 31, 2007.

At December 31, 2008 and 2007, we have federal net operating loss carry forwards, for federal income tax purposes, of $97,988,000 and $84,344,000, respectively, which are available to offset federal taxable income, if any, through 2028. In addition, we have alternative minimum tax credit carry forwards at December 31, 2008 of $511,000, which is available to reduce future federal regular income taxes, if any, over an indefinite period.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the merger in 2004 in which Prime Medical Services, Inc. (“Prime”) completed a merger with HealthTronics Surgical Services, Inc. (“HSS”) pursuant to which Prime merged with and into HSS, with HeathTronics, Inc. as the surviving corporation, we acquired certain tax benefits, a portion of which were subject to limitations imposed by Section 382 of the Internal Revenue Code. Due to the uncertainty of our ability to realize these tax benefits, there was no recognition of them in our purchase accounting at that time.

In October, 2005, we filed tax refund claims related to HSS’s previously filed 2000 – 2003 federal income tax returns. In late September, 2008, the Internal Revenue Service (“IRS”) completed examinations of our 2000 – 2006 federal income tax returns. As a result of the examinations, $2.3 million of previously unrecognized tax benefits were recognized and recorded as a reduction of goodwill in the third quarter of 2008. In October, 2008, we received $5.2 million from the IRS, a portion representing tax refunds of $4.3 million and a portion representing interest income of $856,000. The tax refund of $4.3 million and interest income of $165,000 was recorded as a reduction of goodwill while the interest income earned subsequent to the merger, totaling, $691,000, has been recorded as interest income in our income statement.

The tax benefits acquired in the merger included built-in losses that are available to offset future taxable income of approximately $12.4 million and net operating loss carry forwards that are available to offset future taxable income through 2027 of approximately $67.9 million. As a result of the completion of the IRS examination during the third quarter of 2008, the tax affected amount of these tax benefits, which total $31.7 million, has been recorded as deferred tax asset on our balance sheet. A valuation allowance of $30.6 million was established in the third quarter of 2008 and an additional $1.1 million was established in the fourth quarter of 2008 due to the uncertainty in our ability to realize these tax benefits.

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

A reconciliation of the beginning and ending amount of our unrecognized tax benefit is as follows:

($ in thousands)
Balance at beginning of year	$2,294
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax provisions for prior years	--
Settlements	(2,294)
Reductions for lapse of statute of limitations	--
Balance at end of year	$--

Our continuing practice is to recognize interest and penalty expense in operating expenses. For the years ended December 31, 2008 and 2007, we expensed no penalties and interest and $153,000 of penalties and interest, respectively. The $153,000 of interest expensed in 2007 was reversed in 2008 due to the completion of the IRS examination.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are expected to be indefinitely reinvested outside the United States. If these amounts were not considered permanently reinvested, a cumulative deferred tax liability approximating $87,000 and $118,000 would be provided for in 2008 and 2007, respectively.

K.   SEGMENT REPORTING

We have two reportable segments: urology services and medical products. Our specialty vehicle manufacturing division, which was sold on July 31, 2006 was also considered a reportable segment prior to its sale. The urology services segment provides services related to the operation of the lithotripters, including scheduling, staffing, training, quality assurance, maintenance, regulatory compliance and contracting with payors, hospitals and surgery centers. Also in the urology segment, we provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) trans-urethral microwave therapy (TUMT), (2) photo-selective vaporization of the prostate (PVP), and (3) trans-urethral needle ablation (TUNA). All three technologies apply an energy source which reduces the size of the prostate gland. We also provide image guided radiation therapy (“IGRT”) technical services for cancer treatment centers. Our medical products segment manufactures, sells and maintains lithotripters and their related consumables. They also manufacture, sell and maintain intra-operative X-ray imaging systems and other mobile patient management tables, and are the exclusive U.S. distributor of the Revolix branded laser. The operations of our Claripath and Uropath pathology laboratories are also included in our medical products segment.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

($ in thousands)	Urology Services	Medical Products
2008

Revenue from external customers	$145,265	$20,389
Intersegment revenues	--	10,175
Interest income	297	49
Interest expense	529	1
Depreciation and amortization	8,261	3,678
Impairment of Goodwill	144,000	--
Segment profit (loss)	(132,002)	1,384
Segment assets	181,847	47,938
Capital expenditures	2,485	7,573

2007

Revenue from external customers	$122,736	$17,101
Intersegment revenues	--	9,039
Interest income	523	38
Interest expense	767	--
Depreciation and amortization	8,116	2,322
Impairment of Goodwill	20,800	--
Segment profit (loss)	(10,991)	738
Segment assets	285,239	37,732
Capital expenditures	3,321	5,775

2006

Revenue from external customers	$123,265	$19,080
Intersegment revenues	--	9,296
Interest income	294	55
Interest expense	872	1
Depreciation and amortization	8,535	1,972
Impairment of Goodwill	12,200	8,400
Segment profit (loss)	1,346	(11,586)
Segment assets	293,119	37,065
Capital expenditures	8,743	4,315

The following is a reconciliation of revenues per above to the consolidated revenues per the consolidated statements of income:

($ in thousands)	2008	2007	2006
Total revenues for reportable segments	$175,829	$148,876	$151,641
Corporate revenue	288	581	546
Elimination of intersegment revenues	(10,175)	(9,039)	(9,296)
Total consolidated revenues	$165,942	$140,418	$142,891

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of profit per above to income before taxes per the consolidated statements of income:

($ in thousands)	2008	2007	2006
Total profit (loss) for reportable segments	$(130,618)	$(10,253)	$(10,240)
Corporate revenue	288	581	546
Unallocated corporate expenses:
General and administrative	(9,794)	(7,519)	(10,680)
Net interest expense	339	522	133
Other, net	(424)	(670)	(768)
Unallocated corporate expenses total	(9,879)	(7,667)	(11,315)
Income (loss) before income taxes	$(140,209)	$(17,339)	$(21,009)

The following is a reconciliation of segment assets per above to the consolidated assets per the consolidated balance sheets:

($ in thousands)	2008	2007	2006
Total assets for reportable segments	$229,785	$322,971	$330,184
Unallocated corporate assets	4,601	13,085	16,549
Consolidated total	$234,386	$336,056	$346,733

The reconciliation of the other significant items to the amounts reported in the consolidated financial statements is as follows:

($ in thousands)	Segments	Corporate	Eliminating Entries	Consolidated
2008

Interest and dividends	$346	$887	$--	$1,233
Interest expense	530	547	--	1,077
Depreciation and amortization	11,939	424	--	12,363
Capital expenditures	10,058	1,721	--	11,779

2007

Interest and dividends	$561	$585	$--	$1,146
Interest expense	767	62	--	829
Depreciation and amortization	10,438	669	--	11,107
Capital expenditures	9,096	373	--	9,469

2006

Interest and dividends	$349	$406	$--	$755
Interest expense	873	273	--	1,146
Depreciation and amortization	10,507	768	--	11,275
Capital expenditures	13,058	202	(1,358)	11,902

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts in 2008, 2007 and 2006 for interest income and expense, depreciation and amortization and capital expenditures represent amounts recorded by the operations of our corporate functions, which have not been allocated to the segments.

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

On November 30, 2006, we sold our cryosurgery operations to AMPI. Under the terms of the sale, we received approximately 10% of the outstanding shares of AMPI as consideration. Due to the uncertainty of any future distributions, we have assigned no value to this investment in a closely held private company at that time. We have included the operations of this business in discontinued operations in the accompanying consolidated statements of income for 2006.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details selected financial information included in income (loss) from discontinued operations in the consolidated statements of income for December 31, 2007 and 2006.

Consolidated Statements of Income
($ in thousands)	2007	2006
For the Year Ended December 31
Revenue
Specialty Vehicles Manufacturing	$--	$57,526
CryoSurgery	--	1,490
Rocky Mountain Prostate Thermotherapies	3,268	4,289
HIFU	--	--
Cost of services
Specialty Vehicles Manufacturing	--	(51,616)
CryoSurgery	--	(1,235)
Rocky Mountain Prostate Thermotherapies	(3,739)	(4,587)
HIFU	(216)	(1,233)
Depreciation and amortization
Specialty Vehicles Manufacturing	--	(542)
CryoSurgery	--	(512)
Rocky Mountain Prostate Thermotherapies	--	(224)
HIFU	(3)	(17)
Other
Specialty Vehicles Manufacturing	--	(72)
CryoSurgery	--	(118)
Rocky Mountain Prostate Thermotherapies	--	(4)
HIFU	--	--
Income (loss) from discontinued operations	$(690)	$3,145

	Year Ended December 31,
($ in thousands)	2007	2006
Gain on sale of specialty vehicle manufacturing	$--	$53,551
Gain on Sale of Rocky Mountain Prostate Thermotherapy	451	--
Loss from disposal of cryosurgery operations	--	(3,729)
Impairment of Rocky Mountain Prostate Thermotherapy	--	(4,263)
Income from discontinued operations	(690)	3,145
Interest allocated to discontinued operations	--	(4,830)
Income tax (expense) benefit on discontinued operations	92	(18,745)
Income (loss) from discontinued operations, net of tax	$(147)	$25,129

Pursuant to EITF 87-24 “Allocation of Interest to Discontinued Operations,” we have allocated certain interest and the related fees incurred to refinance our senior credit facility that was required to be repaid as a result of the disposal of our specialty vehicle manufacturing segment. Accordingly, we have included in discontinued operations interest expense totaling $4,830,000 for the year ended December 31, 2006.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We purchased debt of HMT AG in the first quarter of 2005. We paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT AG held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT AG’s accounts receivable that secured the $5.1 million claim. Through December 31, 2008, we had recovered approximately $2.8 million. Any additional recoveries in the future will be recorded as income when received.

M.   VARIABLE INTEREST ENTITIES

We have determined that one of our consolidated partnerships, acquired in the HSS merger and in which we have a 20% interest, has certain related party relationships with two Variable Interest Entities (VIE), and in accordance with FIN 46(R), has consolidated those entities. As a result of consolidating the VIEs, of which the partnership is the primary beneficiary, we have recognized minority interest of approximately $800,000 on our consolidated balance sheets at December 31, 2008 and 2007, which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets. Rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected on our consolidated balance sheet are $4 million for both 2008 and 2007, respectively, of VIE assets, representing all of the assets of the VIEs. The VIEs assist the partnership in providing urological services, minimally invasive prostate treatments, and other services in the Greater New York metropolitan area.

N.   RELATED PARTY TRANSACTIONS

On September 17, 2008, Ross A. Goolsby resigned, effective on September 30, 2008, from his position as Senior Vice President and Chief Financial Officer. In connection with Mr. Goolsby’s departure, the Company entered into a Termination and Consulting Agreement with Mr. Goolsby whereby (1) we will pay Mr. Goolsby $95,000 on September 30, 2008 in lieu of participation in our annual incentive compensation program for 2008, (2) Mr. Goolsby agreed to provide consulting services until January 7, 2009 and we will make semi-monthly payments of $11,458 to Mr. Goolsby during this period for these consulting services, (3) Mr. Goolsby will be eligible to continue to participate in our employee benefit plans made generally available to our employees (to the extent permitted by law and the terms of the plans) until the earlier of January 7, 2009 or the termination of Mr. Goolsby’s consultancy, and (4) we will reimburse COBRA expenses of Mr. Goolsby for his continued coverage under the our medical plan until the earlier of (i) the expiration of the period of coverage under COBRA, and (ii) the date Mr. Goolsby is eligible for participation in a new employer’s group plans. The Termination and Consulting Agreement also provides that the nonsolicitation provision set forth in Mr. Goolsby’s Executive Employment Agreement will continue in full force and effect and that such Executive Employment Agreement is otherwise terminated.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

