Form 10-Q
period 2009-03-31
HEALTHTRONICS, INC.
filed 2009-05-08
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from
______ to ______

Commission File Number: 000-30406

HEALTHTRONICS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-2210668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9825 Spectrum Drive, Building 3, Austin, Texas 78717
           (Address of principal executive office)                (Zip code)

(512) 328-2892
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES __ NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at May 1, 2009 37,906,777

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Revenues	$43,612	$33,954
Cost of revenues	21,307	15,168
Gross profit	22,305	18,786

Operating expenses
Selling, general and administrative	4,556	4,317
Depreciation and amortization	3,478	2,628
Total operating expenses	8,034	6,945

Operating income	14,271	11,841

Other income (expenses):
Interest and dividends	50	191
Interest expense	(290)	(163)
	(240)	28
Income from continuing operations before
provision for income taxes	14,031	11,869

Provision for income taxes	313	370

Consolidated net income	13,718	11,499

Less: Net income attributable to noncontrolling interest	(13,328)	(11,047)

Net income attributable to HealthTronics, Inc.	$390	$452

Basic earnings per share attributable to HealthTronics, Inc.:
Net income attributable to HealthTronics, Inc.	$0.01	$0.01
Weighted average shares outstanding	35,892	35,425

Diluted earnings per share attributable to HealthTronics, Inc.:
Net income attributable to HealthTronics, Inc.	$0.01	$0.01
Weighted average shares outstanding	35,966	35,425

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$13,771	$22,854
Accounts receivable, less allowance for doubtful
accounts of $2,819 in 2009 and $2,485 in 2008	28,690	27,687
Other receivables	1,572	1,410
Prepaid expenses and other current assets	4,107	2,895
Inventory	8,627	8,843

Total current assets	56,767	63,689

Property and equipment:
Equipment, furniture and fixtures	56,615	55,050
Building and leasehold improvements	8,263	8,254
	64,878	63,304
Less accumulated depreciation and
amortization	(32,842)	(30,535)
Property and equipment, net	32,036	32,769

Other investments	1,796	1,819
Goodwill	93,703	93,620
Intangible assets	39,659	40,278
Other noncurrent assets	2,799	2,211
	$226,760	$234,386

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	March 31, 2009	December 31, 2008
LIABILITIES

Current liabilities:
Current portion of long-term debt	$39,444	$2,490
Accounts payable	8,161	6,468
Accrued expenses	7,258	9,316

Total current liabilities	54,863	18,274

Long-term debt, net of current portion	2,479	43,897
Other long term obligations	1,899	1,765
Deferred income taxes	4,076	3,355

Total liabilities	63,317	67,291

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 39,789,220 issued and 37,904,271 outstanding in 2009 and
39,494,314 issued and 37,618,206 outstanding in 2008	212,282	211,667
Accumulated deficit	(87,462)	(87,852)
Treasury stock, at cost, 1,884,949 shares in 2009 and 1,876,108 shares in 2008	(4,461)	(4,443)

Total HealthTronics, Inc. shareholders' equity	120,359	119,372

Noncontrolling interest	43,084	47,723

Total Equity	163,443	167,095
	$226,760	$234,386

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Period ended March 31, 2009 (Unaudited)

($ in thousands, except share data)	Issued Common Stock		Accumulated	Treasury Stock		Non- Controlling
	Shares	Amount	Deficit	Shares	Amount	Interest	Total
Balance, December 31, 2008	39,494,314	$211,667	$(87,852)	(1,876,108)	$(4,443)	$47,723	$167,095

Net income	--	--	390	--	--	13,328	$13,718

Distributions paid to
noncontrolling interest	--	--	--	--	--	(18,157)	$(18,157)

Sale of subsidiary interest to
noncontolling interest	--	--	--	--	--	1,268	$1,268

Purchase of subsidiary interest from
noncontrolling interest	--	--	--	--	--	(1,078)	$(1,078)

(Gain) loss on net sales of subsidiary
interest to noncontrolling interest	--	(184)	--	--	--	--	$(184)

Purchase of Treasury Stock	--	--	--	(8,841)	(18)	--	$(18)

Stock option expense 123R	294,906	799	--	--	--	--	$799

Balance, March 31, 2009	39,789,220	$212,282	$(87,462)	(1,884,949)	$(4,461)	$43,084	$163,443

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$42,207	$36,846
Cash paid to employees, suppliers of goods and others	(25,885)	(20,497)
Interest received	50	191
Interest paid	(338)	(149)
Taxes paid	(259)	(317)

Net cash provided by operating activities	15,775	16,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(29)	(1,220)
Purchases of equipment and leasehold improvements	(2,214)	(4,671)
Proceeds from sales of assets	39	1,195
Other	23	--

Net cash used in investing activities	(2,181)	(4,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	203	213
Payments on notes payable, exclusive of interest	(4,686)	(1,002)
Distributions to noncontrolling interest	(18,183)	(13,924)
Contributions by noncontrolling interest, net of buyouts	7	(156)
Purchase of treasury stock	(18)	--

Net cash used in financing activities	(22,677)	(14,869)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,083)	(3,491)

Cash and cash equivalents, beginning of period	22,854	25,198

Cash and cash equivalents, end of period	$13,771	$21,707

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2009	2008
Reconciliation of net income to net cash provided by operating activities:
Net income	$13,718	$11,499
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	3,478	2,628
Provision for uncollectible accounts	120	(13)
Provision for deferred income taxes	721	373
Non-cash share based compensation	776	423
Other	73	(79)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(1,124)	1,906
Other receivables	(162)	620
Inventory	216	1,063
Other assets	(1,801)	(1,043)
Accounts payable	1,692	1,018
Accrued expenses	(1,932)	(2,321)

Total adjustments	2,057	4,575

Net cash provided by operating activities	$15,775	$16,074

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of financial position as of March 31, 2009 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51 (“SFAS 160”). As a result of the adoption of SFAS 160, certain reclassifications have been made to 2008 information to be consistent with the 2009 presentation. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income.

2. Debt

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of March 31, 2009, we have drawn $37 million on the revolver. Although we plan to either extend the maturity date of our senior credit facility or enter into a new credit facility prior to its maturity in March, 2010, we have reflected all amounts outstanding as current in the accompanying condensed consolidated balance sheet. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of March 31, 2009.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

Other

As of March 31, 2009, we had notes totaling $4.9 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. They bear interest at either a fixed rate of four to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards, and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended March 31, 2009
Net income attributable to HealthTronics, Inc.	$390	$390
Weighted average shares outstanding	35,892	35,892
Effect of dilutive securities	--	74
Shares for EPS calculation	35,892	35,966
Net income per share	$0.01	$0.01

Three Months Ended March 31, 2008
Net income attributable to HealthTronics, Inc.	$452	$452
Weighted average shares outstanding	35,425	35,425
Effect of dilutive securities	--	--
Shares for EPS calculation	35,425	35,425
Net income per share	$0.01	$0.01

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 2,712,000 and 3,558,000 shares of our common stock as of March 31, 2009 and 2008, respectively, because the effect would be antidilutive.

4. Segment Reporting

In the fourth quarter of 2008, our Medical Products division relocated from Kennesaw, Georgia to our corporate headquarters in Austin, Texas. Concurrent with this relocation, we made certain changes within our Medical Products management team so that these operations now report to the President of our Urology Services operations. After making these changes, we redesigned our internal financial reporting materials provided to our chief operating decision maker, as well as our executive management team. As of the first quarter of 2009, we do not have any operating segments, except our Urology Services operations, that meet the quantitative requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

5. Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

Under SFAS 123(R), nonvested stock awards are awards that the employee has not yet earned the right to sell and are subject to forfeiture if the terms of service are not satisfied. These awards should be measured based on the market prices of otherwise identical (i.e., identical except for the vesting condition) common stock at the grant date. A nonvested equity share awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date. The vesting restrictions are taken into account by recognizing compensation cost only for awards for which the employee has rendered the requisite service (i.e., vested).

As of March 31, 2009, total unrecognized share-based compensation cost related to unvested stock options was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 1.3 years. We also had $3.0 million of unrecognized compensation costs related to nonvested stock awards as of March 31, 2009, which is expected to be recognized over a weighted average period of approximately 1.6 years. For the quarterly periods ended March 31, 2009 and 2008, we have included approximately $776,000 and $423,000, respectively, for share-based compensation cost in the accompanying consolidated statement of income.

Share-based compensation expense recognized during the quarterly periods ended March 31, 2009 and 2008 is related to awards granted prior to, but not yet fully vested as of January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our performance-based nonvested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period. For our service-based nonvested stock awards, fair value is based on the fair value at the grant date.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

6. Inventory

As of March 31, 2009 and December 31, 2008, inventory consisted of the following:

($ In thousands)	March 31, 2009	December 31, 2008
Raw Materials	$6,046	$5,993
Finished Goods	2,581	2,850

	$8,627	$8,843

7. New Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will continue to be dependent on the future business combinations that we may pursue after its effective date. In the first quarter of 2009, we expensed approximately $200,000 of costs related to acquisitions.

In December 2007, the FASB issued SFAS 160. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 revised our presentation of consolidated financial statements and further impact will continue to be dependent on our future changes in ownership in subsidiaries after the effective date.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

8. Acquisitions

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

On April 17, 2008, we completed the acquisition of Advance Medical Partners, Inc. (“AMPI”) pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. Founded in 2003, AMPI is a leading provider of urological cryosurgery services in the U.S. with operations in 46 states. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for an aggregate purchase price of approximately $13 million, consisting of $6.9 million in cash and approximately 1.8 million shares of our common stock, plus a two-year earn-out based on the future achievement of EBITDA. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. Based upon our preliminary allocation of the purchase price, we recognized $12.3 million of goodwill related to this transaction, none of which is tax deductible.

In 2008, we purchased three partnerships, increased our ownership in three existing partnerships and purchased a small service company for an aggregate purchase price of approximately $6.4 million. We recorded approximately $7.2 million of goodwill related to these transactions, all of which is tax deductible.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2009 (Unaudited)

Our unaudited proforma combined income data for the period ended March 31, 2008, assuming the acquisitions were effective January 1, is as follows:
Three Months Ended
($ in thousands, except per share data)	March 31, 2008
Total revenues	$44,126
Total expenses	(43,013)
Net income attributable to HealthTronics, Inc.	$1,113
Diluted earnings per share	$0.03

9. Subsequent Events

On April 9, 2009, we made a proposal (subject to negotiation of a definitive merger agreement and due diligence) to Endocare, Inc. to acquire all of Endocare’s outstanding common stock for $1.25 per share, with Endocare stockholders having the ability to elect to receive either cash or our common stock as consideration. Endocare has entered into a merger agreement with Galil Medical Ltd. pursuant to which Endocare would acquire Galil. Concurrently with the closing of the Endocare-Galil merger, Endocare would issue up to 16,250,000 shares of its common stock for $1.00 per share to certain Galil and Endocare stockholders. Immediately following such transactions, the Galil stockholders would own approximately 61.5%, and the existing Endocare stockholders would own approximately 38.5%, of the combined company. The Endocare Board has determined that our proposal could reasonably be expected to lead to a “superior proposal” as defined in such merger agreement, and the Endocare Board is in the process of further evaluating our proposal. Based on Endocare’s Amendment No. 6 to its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 5, 2009, (1) as of the time of such filing, the Endocare Board continues to believe the Endocare-Galil merger is in the best interests of the Endocare stockholders and (2) in accordance with its fiduciary duties, the Endocare Board believes a full assessment of our proposal should be conducted before making a final determination regarding our proposal. The Endocare stockholders’ meeting to approve the Endocare-Galil merger has been set for June 5, 2009. We can give you no assurances that (1) the Endocare Board will determine our proposal is superior to the proposed Endocare-Galil merger or (2) if such a determination is made, that a transaction with Endocare will be completed.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Reporting

In the fourth quarter of 2008, our Medical Products division relocated from Kennesaw, Georgia to our corporate headquarters in Austin, Texas. Concurrent with this relocation, we made certain changes within our Medical Products management team so that these operations now report to the President of our Urology Services operations. After making these changes, we redesigned our internal financial reporting materials provided to our chief operating decision maker, as well as our executive management team. As of the first quarter of 2009, we do not have any operating segments, except our Urology Services operations, that meet the quantitative requirements of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

General

We provide healthcare services and medical devices, primarily to the urology community.

Lithotripsy services. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripsy devices. In 2008, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for each of the first three months of 2009 and 2008. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prostate treatment services. We provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancers cells. In April 2008, we acquired Advanced Medical Partners, Inc. (“AMPI”), which significantly expanded our cryosurgery partnership base. Our prostate treatment services are also provided principally through limited partnerships and other entities that we manage, which use equipment to perform the treatments. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, training, quality assurance, regulatory compliance, and contracting.

Radiation therapy services. We provide image guided radiation therapy (IGRT) technical services for cancer treatment centers. Our IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

Anatomical pathology services. We also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to manage in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

Sales and maintenance. We also sell and maintain lithotripters and related spare parts and consumables. We are the exclusive U.S. distributor of the Revolix branded laser.

Revenue Recognition

We recognize revenue primarily from the following sources:

•

Fees for urology treatments . A substantial majority of our revenue is derived from fees related to lithotripsy treatments performed using our lithotripters. For lithotripsy and prostate treatment services, we, through our partnerships and other entities, facilitate the use of our equipment and provide other support services in connection with these treatments at hospitals and other health care facilities. The professional fee payable to the physician performing the procedure is generally billed and collected by the physician. We recognize revenue for these services when the services are provided. IGRT technical services are billed monthly and the related revenues are recognized as the related services are provided.

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

Recent Developments

We continue to look at strategic acquisition opportunities and believe conditions in the market favor our strong financial position, national platform of urologist relationships, and diversification within the urologist services space.

On April 9, 2009, we made a proposal (subject to negotiation of a definitive merger agreement and due diligence) to Endocare, Inc. to acquire all of Endocare’s outstanding common stock for $1.25 per share, with Endocare stockholders having the ability to elect to receive either cash or our common stock as consideration. Endocare has entered into a merger agreement with Galil Medical Ltd. pursuant to which Endocare would acquire Galil. Concurrently with the closing of the Endocare-Galil merger, Endocare would issue up to 16,250,000 shares of its common stock for $1.00 per share to certain Galil and Endocare stockholders. Immediately following such transactions, the Galil stockholders would own approximately 61.5%, and the existing Endocare stockholders would own approximately 38.5%, of the combined company. The Endocare Board has determined that our proposal could reasonably be expected to lead to a “superior proposal” as defined in such merger agreement, and the Endocare Board is in the process of further evaluating our proposal. Based on Endocare’s Amendment No.6 to its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 5, 2009, (1) as of the time of such filing, the Endocare Board continues to believe the Endocare-Galil merger is in the best interests of the Endocare stockholders and (2) in accordance with its fiduciary duties, the Endocare Board believes a full assessment of our proposal should be conducted before making a final determination regarding our proposal. The Endocare stockholders’ meeting to approve the Endocare-Galil merger has been set for June 5, 2009. We can give you no assurances that (1) the Endocare Board will determine our proposal is superior to the proposed Endocare-Galil merger or (2) if such a determination is made, that a transaction with Endocare will be completed.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. Prior to 2009 we had two reporting units, urology services and medical products. The fair value of each reporting unit was estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data, and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay. For a discussion of our 2008 and 2007 goodwill impairments and the specific assumptions used in the income and market approaches in the 2008 and 2007 analyses, see footnote C to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts, and circumstances relating to these matters and certain negotiations with related payors.

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

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Our total revenues for the three months ended March 31, 2009 increased $9,658,000 as compared to the same period in 2008. Revenues from our lithotripsy business increased $1,400,000 for the first quarter of 2009 as compared to the same period in 2008, and revenues from our prostate business increased $6,296,000 in the first quarter of 2009 as compared to the same period in 2008. Prostate revenues from our AMPI operations totaled $5,746,000 for the quarter ended March 31, 2009 and were the primary driver of the total increased prostate revenues in the quarter, as we acquired AMPI in April 2008. Revenues on a same store basis were up 1.1% in 2009 as compared to the same period in 2008. Manufacturing and consumable revenues for the period ending March 31, 2009 increased $99,000 from the same period in 2008, primarily driven by increases in our consumable sales. Contract service revenues increased $397,000 in the first three months of 2009 over the same period in 2008. Revenues from our laboratory operations increased $1,389,000 in the period ended March 31, 2009 over same period in 2008. This increase resulted primarily from our Uropath operations which had revenues of $1,476,000 in the first three months of 2009, as we acquired Uropath in July 2008.

Our costs of revenues and general and administrative expenses for the three months ended March 31, 2009 increased $7,228,000 (33%) compared to the same period in 2008. Our operating cost increased $6,139,000 (40%) in the first quarter of 2009 as compared to the same period in 2008. The primary causes of this increase relate to the cost of revenues attributable to our AMPI and IGRT operations, whose costs totaled $4,378,000 and our Uropath operations, whose costs were $1,326,000 in the first quarter of 2009. Our selling, general and administrative costs for the quarter ended March 31, 2009 increased $239,000 over the same period in 2008, primarily related to increased office rent expense of $175,000 for our new building which we moved into in the fall of 2008.

Net income attributable to noncontrolling interest for the three month period ended March 31, 2009 increased $2,281,000 compared to the same period in 2008, as a result of increases in income at our existing urology and prostate partnerships. Noncontrolling interest in our AMPI partnerships was $1,391,000 in the first quarter of 2009.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for income taxes in the first quarter of 2009 decreased $57,000 compared to the same period in 2008 due to the decrease in our taxable net income during the same periods, offset by an increase in the effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $13,771,000 and $21,707,000 at March 31, 2009 and 2008, respectively. Beginning in 2009, our subsidiaries began distributing available cash on a monthly basis, after establishing reserves for estimated capital expenditures and working capital. Prior to 2009, they generally distributed all of their available cash quarterly, which lead to an accumulated cash balance at the end of each quarter. For the period ended March 31, 2009 and 2008, our subsidiaries distributed cash of approximately $18,183,000 and $13,924,000, respectively, to noncontrolling interest holders.

Cash provided by our operations, after noncontrolling interest, was $15,775,000 for the period ended March 31, 2009 and $16,074,000 for the period ended March 31, 2008. From 2008 to 2009, fee and other revenue collected increased by $5,361,000 due primarily to increased revenues from our acquisitions. Cash paid to employees, suppliers of goods and others increased by $5,388,000 in 2009. This fluctuation is primarily attributable to increased operating expenses from our acquisitions.

Cash used by our investing activities for the three months ended March 31, 2009, was $2,181,000. We purchased equipment and leasehold improvements totaling $2,214,000 in the first three months of 2009. Cash used by our investing activities for the period ended March 31, 2008, was $4,696,000. We used approximately $1.2 million to acquire increased ownership in two partnerships. We purchased equipment and leasehold improvements totaling $4,671,000 in 2008.

Cash used in our financing activities for the three months ended March 31, 2009, was $22,677,000, primarily due to distributions to noncontrolling interests of $18,183,000 and payments on notes payable of $4,686,000 partially offset by borrowings on notes payable of $203,000. Cash used in our financing activities for the three months ended March 31, 2008, was $14,869,000, primarily due to distributions to noncontrolling interests of $13,924,000 and payments on notes payable of $1,002,000 partially offset by borrowings on notes payable of $213,000.

Accounts receivable as of March 31, 2009 has increased $1,003,000 from December 31, 2008. This increase relates primarily to a $777,000 increase at our Uropath lab related to significant growth across our lab operations.

Inventory as of March 31, 2009 totaled $8,627,000 and decreased $216,000 from December 31, 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of March 31, 2009, we had drawn $37 million on the revolver. Although we plan to either extend the maturity date of our senior credit facility or enter into a new credit facility prior to its maturity in March 2010, we have reflected all amounts outstanding as current in the accompanying condensed consolidated balance sheet. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of March 31, 2009.

Other

Other long term debt. As of March 31, 2009, we had notes totaling $4.9 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at either a fixed rate ranging from four to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

Other long term obligations. At March 31, 2009, we had an obligation totaling $50,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee.

General

The following table presents our contractual obligations as of March 31, 2009 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$41,923	$39,444	$1,997	$98	$384
Operating Leases (2)	14,314	2,756	7,989	2,825	744

Non-compete contracts (3)	50	50	-	-	-

Total	$56,287	$42,250	$9,986	$2,923	$1,128

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $50 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the scheduled principal repayments for all long term debt as of March 31, 2009 are payable as follows:

($ in thousands)
2010	$39,444
2011	1,462
2012	535
2013	93
2014	5
Thereafter	384

Total	$41,923

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility which is due in March 2010. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial competitive, legislative, regulatory, and other factors discussed under “Risk Factors” under Part I. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

We intend to increase our urology services operations primarily through forming new operating partnerships in new markets, expanding our IGRT customer base, and by acquisitions. We seek opportunities to grow our medical products operations by expanding our anatomical pathology lab operations and acquisitions. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where we deem appropriate.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement SFAS No.141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will continue to be dependent on the future business combinations that we may pursue after its effective date. In the first quarter of 2009, we expensed approximately $200,000 of costs related to acquisitions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 revised our presentation of consolidated financial statements and further impact will continue to be dependent on our future changes in ownership in subsidiaries after the effective date.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2009, we had long-term debt (including current portion) totaling $41,923,000, of which $4,536,000 had fixed rates of 4% to 9%, and $37,387,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $37,387,000. We make monthly or quarterly payments of principal and interest on $387,000 of the floating rate debt. An increase in interest rates of 1% would result in a $374,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2009 – 1/31/2009)	6,392	(b)	$2.30	--	--
Month 2 (2/1/2009 – 2/28/2009)	--		--	--	--
Month 3 (3/1/2009 – 3/31/2009)	2,449	(b)	1.48	--	--
Total	8,841		$2.07	--	$6,260,000

(a)

On October 6, 2008, our Board of Directors authorized the repurchase of up to $10 million of our common stock. We anticipate that the stock will be repurchased through privately-negotiated transactions or on the open market. We intend to comply with the SEC’s Rule 10b-18 and the repurchases will be subject to market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase shares under the program and our Board of Directors may suspend or terminate the program at any time. The repurchase program has no expiration date. We have no repurchase plans or programs that expired during the period covered by the above table and we have no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Represents shares used by two officers to pay federal tax withholding obligations related to the vesting of restricted stock awards.

Item 6. Exhibits.

31.1* 31.2* 32.1* 32.2*	Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	HEALTHTRONICS, INC. By: /s/ Richard A. Rusk Richard A. Rusk Interim Chief Financial Officer