Form 10-Q
period 2009-06-30
HEALTHTRONICS, INC.
filed 2009-08-07
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
OR
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

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at August 1, 2009 44,659,560

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$44,156	$42,580	$87,768	$76,534
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	21,256	19,135	42,563	34,303
Gross profit	22,900	23,445	45,205	42,231

Operating expenses
Selling, general and administrative	4,860	5,269	9,416	9,586
Depreciation and amortization	3,398	3,069	6,876	5,697
Total operating expenses	8,258	8,338	16,292	15,283

Operating income	14,642	15,107	28,913	26,948

Other income (expenses):
Interest and dividends	32	101	82	292
Interest expense	(298)	(246)	(588)	(409)
	(266)	(145)	(506)	(117)
Income from operations before provision
for income taxes	14,376	14,962	28,407	26,831

Provision for income taxes	306	471	619	841

Consolidated net income	14,070	14,491	27,788	25,990

Less: Net income attributable to noncontrolling interest	(13,741)	(13,781)	(27,069)	(24,828)

Net income attributable to HealthTronics, Inc.	$329	$710	$719	$1,162

Basic earnings per share attributable to HealthTronics, Inc.:
Net income attributable to HealthTronics, Inc.	$0.01	$0.02	$0.02	$0.03
Weighted average shares outstanding	36,006	37,059	35,949	36,242

Diluted earnings per share attributable to HealthTronics, Inc.:
Net income attributable to HealthTronics, Inc.	$0.01	$0.02	$0.02	$0.03
Weighted average shares outstanding	36,161	37,165	36,064	36,295

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$12,173	$22,854
Accounts receivable, less allowance for doubtful
accounts of $2,812 in 2009 and $2,485 in 2008	28,731	27,687
Other receivables	943	1,410
Prepaid expenses and other current assets	3,508	2,895
Inventory	8,689	8,843

Total current assets	54,044	63,689

Property and equipment:
Equipment, furniture and fixtures	55,879	55,050
Building and leasehold improvements	8,288	8,254
	64,167	63,304
Less accumulated depreciation and
amortization	(33,886)	(30,535)
Property and equipment, net	30,281	32,769

Other investments	1,840	1,819
Goodwill	94,141	93,620
Intangible assets	39,248	40,278
Other noncurrent assets	4,297	2,211
	$223,851	$234,386

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	June 30, 2009	December 31, 2008
LIABILITIES

Current liabilities:
Current portion of long-term debt	$37,954	$2,490
Accounts payable	7,467	6,468
Accrued expenses	7,299	9,316

Total current liabilities	52,720	18,274

Long-term debt, net of current portion	2,456	43,897
Other long term obligations	1,664	1,765
Deferred income taxes	4,797	3,355

Total liabilities	61,637	67,291

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 39,932,411 issued and 38,040,462 outstanding in 2009 and
39,494,314 issued and 37,618,206 outstanding in 2008	211,952	211,667
Accumulated deficit	(87,133)	(87,852)
Treasury stock, at cost, 1,891,949 shares in 2009 and 1,876,108 shares in 2008	(4,464)	(4,443)

Total HealthTronics, Inc. shareholders' equity	120,355	119,372

Noncontrolling interest	41,859	47,723

Total Equity	162,214	167,095
	$223,851	$234,386

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Period ended June 30, 2009 (Unaudited)

($ in thousands, except share data)	Issued Common Stock		Accumulated	Treasury Stock		Non- Controlling
	Shares	Amount	Deficit	Shares	Amount	Interest	Total
Balance, December 31, 2008	39,494,314	$211,667	$(87,852)	(1,876,108)	$(4,443)	$47,723	$167,095

Net income	--	--	719	--	--	27,069	$27,788

Distributions paid to
noncontrolling interest	--	--	--	--	--	(32,051)	$(32,051)

Sale of subsidiary interest to
noncontolling interest	--	--	--	--	--	2,434	$2,434

Purchase of subsidiary interest from
noncontrolling interest	--	(1,471)	--	--	--	(3,316)	$(4,787)

Stock issued for acquisitions	134,356	214	--	--	--	--	$214

Purchase of treasury stock	--	--	--	(15,841)	(21)	--	$(21)

Stock option expense 123R	303,741	1,542	--	--	--	--	$1,542

Balance, June 30, 2009	39,932,411	$211,952	$(87,133)	(1,891,949)	$(4,464)	$41,859	$162,214

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$87,373	$79,000
Cash paid to employees, suppliers of goods and others	(52,911)	(44,146)
Interest received	82	292
Interest paid	(605)	(388)
Taxes paid	489	(644)

Net cash provided by operating activities	34,428	34,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(433)	(10,197)
Purchases of equipment and leasehold improvements	(4,426)	(5,615)
Proceeds from sales of assets	229	7,753
Other	(21)	(190)

Net cash used in investing activities	(4,651)	(8,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	3,396	7,341
Payments on notes payable, exclusive of interest	(9,401)	(9,351)
Distributions to noncontrolling interest	(32,076)	(30,132)
Contributions by noncontrolling interest, net of buyouts	(2,356)	(611)
Purchase of treasury stock	(21)	(103)

Net cash used in financing activities	(40,458)	(32,856)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,681)	(6,991)

Cash and cash equivalents, beginning of period	22,854	25,198

Cash and cash equivalents, end of period	$12,173	$18,207

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

($ in thousands)	Six Months Ended March 31,
	2009	2008
Reconciliation of net income to net cash provided by operating activities:
Net income	$27,788	$25,990
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	6,876	5,697
Provision for uncollectible accounts	194	(54)
Provision for deferred income taxes	1,442	422
Non-cash share based compensation	1,542	1,909
Other	220	(446)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	(1,238)	1,239
Other receivables	467	1,712
Inventory	154	184
Other assets	(1,899)	(192)
Accounts payable	999	(217)
Accrued expenses	(2,117)	(2,130)

Total adjustments	6,640	8,124

Net cash provided by operating activities	$34,428	$34,114

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of financial position as of June 30, 2009 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). As a result of the adoption of SFAS 160, certain reclassifications have been made to 2008 information to be consistent with the 2009 presentation. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income.

2. Debt

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of June 30, 2009, we have drawn $35 million on the revolver. Although we plan to either extend the maturity date of our senior credit facility or enter into a new credit facility prior to its maturity in March, 2010, we have reflected all amounts outstanding as current in the accompanying condensed consolidated balance sheet. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of June 30, 2009.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

Other

As of June 30, 2009, we had notes totaling $5.4 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. They bear interest at either a fixed rate of five to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards, and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Six Months Ended June 30, 2009
Net income attributable to HealthTronics, Inc.	$719	$719
Weighted average shares outstanding	35,949	35,949
Effect of dilutive securities	--	115
Shares for EPS calculation	35,949	36,064
Net income per share	$0.02	$0.02
Six Months Ended June 30, 2008
Net income attributable to HealthTronics, Inc.	$1,162	$1,162
Weighted average shares outstanding	36,242	36,242
Effect of dilutive securities	--	53
Shares for EPS calculation	36,242	36,295
Net income per share	$0.03	$0.03

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended June 30, 2009
Net income attributable to HealthTronics, Inc.	$329	$329
Weighted average shares outstanding	36,006	36,006
Effect of dilutive securities	--	155
Shares for EPS calculation	36,006	36,161
Net income per share	$0.01	$0.01
Three Months Ended June 30, 2008
Net income attributable to HealthTronics, Inc.	$710	$710
Weighted average shares outstanding	37,059	37,059
Effect of dilutive securities	--	106
Shares for EPS calculation	37,059	37,165
Net income per share	$0.02	$0.02

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 2,424,000 and 3,090,000 shares of our common stock as of June 30, 2009 and 2008, respectively, because the effect would be antidilutive.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

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

As of June 30, 2009, total unrecognized share-based compensation cost related to unvested stock options was approximately $0.9 million, which is expected to be recognized over a weighted average period of approximately 1.2 years. We also had $2.4 million of unrecognized compensation costs related to nonvested stock awards as of June 30, 2009, which is expected to be recognized over a weighted average period of approximately 1.6 years. For the six months ended June 30, 2009 and 2008, we have included approximately $1.5 million and $1.9 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income.

Share-based compensation expense recognized during the quarterly periods ended June 30, 2009 and 2008 is related to awards granted prior to, but not yet fully vested as of January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our performance-based nonvested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period. For our service-based nonvested stock awards, fair value is based on the fair value at the grant date.

6. Inventory

As of June 30, 2009 and December 31, 2008, inventory consisted of the following:

($ In thousands)	June 30, 2009	December 31, 2008
Raw Materials	$6,377	$5,993
Finished Goods	2,312	2,850

	$8,689	$8,843

7. New Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of FAS 168 will have a material impact on our financial position or results of operations.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the adoption of SFAS 167 will have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”). On and after the effective date of FAS 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the adoption of SFAS 166 will have a material impact on our financial position or results of operations.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. We adopted FAS 165 during the second quarter of 2009 and its application did not affect our consolidated financial position, results of operations, or cash flows. We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect our consolidated financial position, results of operations, or cash flows.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Our adoption of this FSP on January 1, 2009 had no material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will continue to be dependent on the future business combinations that we may pursue after its effective date. We expensed approximately $452,000 in the second quarter of 2009 and approximately $686,000 year to date in 2009, of costs related to acquisitions.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

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

On July 15, 2008, we acquired UroPath, LLC (“UroPath“) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania. Based on our allocation of the purchase price, we recorded approximately $7.4 million of goodwill related to this transaction, all of which is tax deductible.

On April 17, 2008, we completed the acquisition of Advance Medical Partners, Inc. (“AMPI”) pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. Founded in 2003, AMPI is a leading provider of urological cryosurgery services in the U.S. with operations in 46 states. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for an aggregate purchase price of approximately $13 million, consisting of $6.9 million in cash and approximately 1.8 million shares of our common stock, plus a two-year earn-out based on the achievement of EBITDA. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. The first earn-out payment was paid in May, 2009, totaling $219,000 in cash and 134,356 shares of HealthTronics stock valued at $219,000. Based upon our allocation of the purchase price, we recognized $12.7 million of goodwill related to this transaction, none of which is tax deductible.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

In 2008, we purchased three partnerships, increased our ownership in three existing partnerships and purchased a small service company for an aggregate purchase price of approximately $6.4 million. We recorded approximately $7.2 million of goodwill related to these transactions, all of which is tax deductible.

Our unaudited proforma combined income data for the period ended June 30, 2008, assuming the acquisitions were effective January 1, is as follows:

Six Months Ended
($ in thousands, except per share data)	June 30, 2008
Total revenues	$89,784
Total expenses	(87,710)
Net income attributable to HealthTronics, Inc.	$2,074
Diluted earnings per share	$0.05

9. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our significant financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,173	$12,173	$22,854	$22,854
Warrants/Common Stock	290	290	290	290

Financial liabilities:
Debt	$40,410	$40,410	$46,387	$46,387
Other long-term obligations	1,787	1,737	1,765	1,727

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

Debt

The debt has a floating rate and approximately $38 million is due in less than one year. Therefore, the carrying value of the debt at June 30, 2009 and December 31, 2008 approximates fair value.

Other Long-Term Obligations

At June 30, 2009 we had $1,390,000 in long term deferred rent related to leaseholds at our new corporate office space in Austin, Texas. We are amortizing this deferred rent at a rate of $18,136 per month. At June 30, 2009, we had an obligation totaling $400,000 for restructuring costs related to the vacating of two leased properties. Lease payments, net of the projected sublease income, totaling approximately $73,000 will continue until September 30, 2010. Lease payments, net of projected sublease income, totaling $327,000 will continue until October 3, 2010. We estimated the fair value of lease payments based on discounted cash flows, which is a level three analysis.

Warrants

In November, 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (EDAP). This decision results in our forfeiting the exclusive rights to distribute such device in the United States, when and if a Pre-Market Approval of such device is granted by the FDA and forfeits our rights to vest in additional warrants to EDAP common stock. During 2007, we exercised these warrants and now own 200,000 shares of EDAP common stock. The stock has been valued based on a quoted market price, which is a level one analysis.

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

10. Subsequent Events

On July 27, 2009, we completed our acquisition of all of the outstanding shares of common stock, $0.001 par value per share (and the related preferred stock purchase rights) (the “Shares”), of Endocare, Inc., a Delaware corporation (“Endocare”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 7, 2009, among us, HT Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of ours (“Offeror”), and Endocare.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

In accordance with the terms and conditions of the Merger Agreement, on June 17, 2009, Offeror commenced an exchange offer (the “Offer”) to acquire all of the outstanding Shares in which each validly tendered Share would be exchanged, at the election of the holder, for the following consideration: (i) $1.35 in cash, without interest (the “Cash Consideration”), or (ii) 0.7764 of a share of our common stock (the “Stock Consideration”), in each case subject to proration. The Offer expired at 5:00 p.m., New York City time, on July 21, 2009. A total of 11,363,630 Shares were tendered and not withdrawn, reflecting approximately 91.1 percent of the 12,475,081 Shares outstanding.

Cash Consideration was elected with respect to 2,596,962 tendered Shares. Holders of these Shares received, in exchange for each such Share tendered, $1.35 per Share in cash. Stock Consideration was elected with respect to 8,766,668 tendered Shares. Pursuant to the terms of the Offer, the maximum aggregate number of shares of our common stock issuable pursuant to the Offer is 0.7764 of a share of our common stock multiplied by 75% of the total number of Shares tendered and accepted for exchange pursuant to the Offer, or 6,617,042 shares of our common stock (the “Maximum Stock Consideration”). Endocare stockholders elected to receive Stock Consideration in excess of the Maximum Stock Consideration. As a result, those Endocare stockholders who elected Stock Consideration had their elections prorated such that they received, on a per Share basis, approximately 0.7548 of a share of our common stock and approximately $0.04 in cash. The aggregate amount of cash paid for Shares exchanged pursuant to the Offer is approximately $3.8 million and the aggregate number of shares of our common stock issued pursuant to the Offer is approximately 6.6 million shares.

Following the consummation of the Offer, on July 27, 2009, Offeror filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware merging Endocare with and into Offeror pursuant to a “short form” merger procedure available under Delaware law (the “Merger”). As a result, each Share not acquired in the Offer converted into the right to receive, at the election of the holder (a) $1.35 in cash, without interest, or (b) 0.7764 of a share of our common stock, in each case subject to proration (other than (i) Shares held by holders who comply with the relevant provisions of Section 262 of the Delaware General Corporation Law regarding the rights of stockholders to demand appraisal of such shares in connection with the Merger and (ii) Shares held in the treasury of Endocare or owned by us, Offeror or any other wholly-owned subsidiary of ours). Endocare stockholders who do not make an election by August 28, 2009 will be deemed to have made no election and will be subject to the treatment set forth in the Merger Agreement.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for each of the first six months of 2009 and 2008. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

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

On July 27, 2009, we completed our acquisition of all of the outstanding shares of common stock, $0.001 par value per share (and the related preferred stock purchase rights) (the “Shares”), of Endocare, Inc., a Delaware corporation (“Endocare”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 7, 2009, among us, HT Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of ours (“Offeror”), and Endocare.

In accordance with the terms and conditions of the Merger Agreement, on June 17, 2009, Offeror commenced an exchange offer (the “Offer”) to acquire all of the outstanding Shares in which each validly tendered Share would be exchanged, at the election of the holder, for the following consideration: (i) $1.35 in cash, without interest (the “Cash Consideration”), or (ii) 0.7764 of a share of our common stock (the “Stock Consideration”), in each case subject to proration. The Offer expired at 5:00 p.m., New York City time, on July 21, 2009. A total of 11,363,630 Shares were tendered and not withdrawn, reflecting approximately 91.1 percent of the 12,475,081 Shares outstanding.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Consideration was elected with respect to 2,596,962 tendered Shares. Holders of these Shares received, in exchange for each such Share tendered, $1.35 per Share in cash. Stock Consideration was elected with respect to 8,766,668 tendered Shares. Pursuant to the terms of the Offer, the maximum aggregate number of shares of our common stock issuable pursuant to the Offer is 0.7764 of a share of our common stock multiplied by 75% of the total number of Shares tendered and accepted for exchange pursuant to the Offer, or 6,617,042 shares of our common stock (the “Maximum Stock Consideration”). Endocare stockholders elected to receive Stock Consideration in excess of the Maximum Stock Consideration. As a result, those Endocare stockholders who elected Stock Consideration had their elections prorated such that they received, on a per Share basis, approximately 0.7548 of a share of our common stock and approximately $0.04 in cash. The aggregate amount of cash paid for Shares exchanged pursuant to the Offer is approximately $3.8 million and the aggregate number of shares of our common stock issued pursuant to the Offer is approximately 6.6 million shares.

Following the consummation of the Offer, on July 27, 2009, Offeror filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware merging Endocare with and into Offeror pursuant to a “short form” merger procedure available under Delaware law (the “Merger”). As a result, each Share not acquired in the Offer converted into the right to receive, at the election of the holder (a) $1.35 in cash, without interest, or (b) 0.7764 of a share of our common stock, in each case subject to proration (other than (i) Shares held by holders who comply with the relevant provisions of Section 262 of the Delaware General Corporation Law regarding the rights of stockholders to demand appraisal of such shares in connection with the Merger and (ii) Shares held in the treasury of Endocare or owned by us, Offeror or any other wholly-owned subsidiary of ours). Endocare stockholders who do not make an election by August 28, 2009 will be deemed to have made no election and will be subject to the treatment set forth in the Merger Agreement.

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

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Our total revenues for the six months ended June 30, 2009 increased $11,234,000 as compared to the same period in 2008. Revenues from our lithotripsy business increased $1,702,000 for the first half of 2009 as compared to the same period in 2008, and revenues from our prostate business increased $4,085,000 in the first half of 2009 as compared to the same period in 2008. Prostate revenues from our AMPI operations were the primary driver of the increased prostate revenues year to date, as we acquired AMPI in April 2008. Lithotripsy revenues on a same store basis were up 1.6% in 2009 as compared to the same period in 2008. Manufacturing and consumable revenues for the period ending June 30, 2009 decreased $88,000 from the same period in 2008, primarily driven by decreases in device sales. Contract service revenues increased $181,000 in the first six months of 2009 over the same period in 2008. Revenues from our laboratory operations increased $3,166,000 in the period ended June 30, 2009 over same period in 2008. This increase resulted primarily from our Uropath operations which had revenues of $2,742,000 in the first six months of 2009, as we acquired Uropath in July 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our cost of revenues increased $8,260,000 (24%) in the first half of 2009 as compared to the same period in 2008. The primary causes of this increase relate to the cost of revenues attributable to our AMPI and IGRT operations, which resulted in increased costs totaling $4,228,000, and our Lab operations, which had increased costs totaling $3,138,000 in the first half of 2009, $2,695,000 of which was attributable to our new Uropath operations. Our selling, general and administrative costs for the six months ended June 30, 2009 decreased $170,000 over the same period in 2008.

Net income attributable to noncontrolling interest for the six month period ended June 30, 2009 increased $2,241,000 compared to the same period in 2008, as a result of increases in income at our existing urology and prostate partnerships. Noncontrolling interest in our AMPI operations increased $1,154,000 in the first half of 2009 as compared to the same period in 2008.

Provision for income taxes in the first six months of 2009 decreased $222,000 compared to the same period in 2008 due to the decrease in our taxable net income during the same periods, offset by an increase in the effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Our total revenues for the three months ended June 30, 2009 increased $1,576,000 as compared to the same period in 2008 primarily driven by revenues from our Uropath and Ocean acquisitions, totaling $2,477,000. Revenues from our lithotripsy business increased $302,000 for the second quarter of 2009 as compared to the same period in 2008, and revenues from our prostate business decreased $1,047,000 in the second quarter of 2009 as compared to the same period in 2008. Prostate revenues from cryosurgery treatments decreased $822,000 for the quarter ended June 30, 2009 and were the primary driver of the total decrease in prostate revenues in the quarter. Revenues from our cryo operations have been consistent for the last three quarters and our actual pre-tax contribution from these operations was approximately $300,000 more in the second quarter 2009 as compared to the second quarter of 2008. Litho procedure revenues on a same store basis were up 0.5% in 2009 as compared to the same period in 2008. Manufacturing and consumable revenues for the period ended June 30, 2009 decreased $187,000 from the same period in 2008, primarily driven by decreases in device sales. Contract service revenues increased $216,000 in the second quarter of 2009 over the same period in 2008. Revenues from our laboratory operations increased $1,777,000 in the period ended June 30, 2009 over same period in 2008. This increase resulted primarily from our Uropath operations which had revenues of $1,266,000 in the second three months of 2009, as we acquired Uropath in July 2008.

Our cost of revenues increased $2,121,000 (11%) in the second quarter of 2009 as compared to the same period in 2008. The primary causes of this increase relate to the cost of revenues attributable to our IGRT operations whose costs totaled $861,000 and our Lab operations, which had increased costs totaling $1,602,000 in the second quarter of 2009, $1,368,000 of which was attributable to our new Uropath operations. Our selling, general and administrative costs for the quarter ended June 30, 2009 decreased $409,000 over the same period in 2008, due to $750,000 in decreased stock compensation expense, offset by $400,000 in mergers and acquisitions costs that are now required to be expensed when incurred.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net income attributable to noncontrolling interest for the three month period ended June 30, 2009 decreased $40,000 compared to the same period in 2008.

Provision for income taxes in the second quarter of 2009 decreased $165,000 compared to the same period in 2008 due to the decrease in our taxable net income during the same periods, offset by an increase in the effective tax rate. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $12,173,000 and $22,854,000 at June 30, 2009 and 2008, respectively. Beginning in 2009, our subsidiaries began distributing available cash on a monthly basis, after establishing reserves for estimated capital expenditures and working capital. Prior to 2009, they generally distributed all of their available cash quarterly, which lead to an accumulated cash balance at the end of each quarter. For the period ended June 30, 2009 and 2008, our subsidiaries distributed cash of approximately $32,076,000 and $30,132,000, respectively, to noncontrolling interest holders.

Cash provided by our operations, after noncontrolling interest, was $34,428,000 for the period ended June 30, 2009 and $34,114,000 for the period ended June 30, 2008. From 2008 to 2009, fee and other revenue collected increased by $8,373,000 due primarily to increased revenues from our acquisitions partially offset by increased accounts receivable at our lab operations which are experiencing significant growth. Cash paid to employees, suppliers of goods and others increased by $8,765,000 in 2009. This fluctuation is primarily attributable to increased operating expenses from our acquisitions and timing of payments.

Cash used by our investing activities for the three months ended June 30, 2009, was $4,651,000. We purchased equipment and leasehold improvements totaling $4,426,000 in the first six months of 2009. Cash used by our investing activities for the period ended June 30, 2008, was $8,249,000. We used approximately $10 million to acquire our interest in AMPI as well as increase other partnership interests in certain litho partnerships and we purchased equipment and leasehold improvements totaling $5,615,000 in 2008, $3.1 million of which were for additional Revolix lasers.

Cash used in our financing activities for the three months ended June 30, 2009, was $40,458,000, primarily due to distributions to noncontrolling interests of $32,076,000 and payments on notes payable of $9,401,000 partially offset by borrowings on notes payable of $3,396,000. Cash used in our financing activities for the three months ended June 30, 2008, was $32,856,000, primarily due to distributions to noncontrolling interests of $30,132,000 and payments on notes payable of $9,351,000 partially offset by borrowings on notes payable of $7,341,000.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts receivable as of June 30, 2009 has increased $1,044,000 from December 31, 2008. This increase relates primarily to a $1,262,000 increase at our Uropath and Claripath labs related to significant growth across our lab operations.

Inventory as of June 30, 2009 totaled $8,689,000 and decreased $154,000 from December 31, 2008.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of June 30, 2009, we had drawn $35 million on the revolver. Although we plan to either extend the maturity date of our senior credit facility or enter into a new credit facility prior to its maturity in March 2010, we have reflected all amounts outstanding as current in the accompanying condensed consolidated balance sheet. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of June 30, 2009.

Other

Other long term debt. As of June 30, 2009, we had notes totaling $5.4 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at either a fixed rate ranging from five to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

Other long term obligations. At June 30, 2009, we had an obligation totaling $40,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee.

General

The following table presents our contractual obligations as of June 30, 2009 (in thousands):

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$40,410	$37,954	$2,020	$51	$385
Operating Leases (2)	9,749	2,447	4,101	2,714	487

Non-compete contracts (3)	40	40	-	-	-

Total	$50,199	$40,441	$6,121	$2,765	$872

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents an obligation of $40 due to a previous employee of ours, at a rate of $3 per month until June 15, 2010.

In addition, the scheduled principal repayments for all long term debt as of June 30, 2009 are payable as follows:

($ in thousands)
2010	$37,954
2011	1,426
2012	594
2013	51
2014	-
Thereafter	385

Total	$40,410

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility which is due in March 2010. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial competitive, legislative, regulatory, and other factors discussed under “Risk Factors” in our most recent Annual Report on Form 10-K. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of FAS 168 will have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. FAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the adoption of SFAS 167 will have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”). On and after the effective date of FAS 166 , the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the adoption of SFAS 166 will have a material impact on our financial position or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 was effective for interim or annual financial periods ending after June 15, 2009. We adopted FAS 165 during the second quarter of 2009 and its application did not affect our consolidated financial position, results of operations, or cash flows. We evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect our consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Our adoption of this FSP on January 1, 2009 had no material impact on our consolidated financial statements.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2007, the FASB issued Statement SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will continue to be dependent on the future business combinations that we may pursue after its effective date. We expensed approximately $452,000 in the second quarter of 2009 and approximately $686,000 year to date in 2009, of costs related to acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This Statement clarifies that after control is obtained, transactions which change ownership but do not result in a loss of control are accounted for as equity transactions. Prior to this Statement being issued, decreases in a parent’s ownership interest in a subsidiary could be accounted for as equity transactions or as transactions with gain or loss recognition in the income statement. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation would result in a gain or loss in net income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS 160 revised our presentation of consolidated financial statements and further impact will continue to be dependent on our future changes in ownership in subsidiaries after the effective date.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2009, we had long-term debt (including current portion) totaling $40,410,000, of which $4,759,000 had fixed rates of 5% to 9%, and $35,651,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $35,651,000. We make monthly or quarterly payments of principal and interest on $266,000 of the floating rate debt. An increase in interest rates of 1% would result in a $357,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2009, we issued a total of 134,356 shares of our common stock pursuant to the terms of the definitive stock purchase agreement pursuant to which we acquired Advanced Medical Partners, Inc. (“AMPI”) on April 17, 2008. We issued these shares in payment of earn-out consideration due to the former stockholders of AMPI. This issuance was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 7, 2009, we held an annual meeting of our shareholders to consider and vote on the election of our board of directors. Management solicited proxies for this meeting.

(1)	The following six individuals were nominated to serve on our board of directors: R. Steven Hicks, Donny R. Jackson, Timothy J. Lindgren, Kenneth S. Shifrin, Argil J. Wheelock, M.D., and James S.B. Whittenburg.

All nominees were elected. The voting was as follows:

Nominee	Votes For	Votes Against

R. Steven Hicks	29,608,094	1,393,877
Donny R. Jackson	24,752,343	6,249,628
Timothy J. Lindgren	28,141,021	2,860,950
Kenneth S. Shifrin	24,102,767	6,899,204
Argil J. Wheelock, M.D.	30,296,593	705,378
James S. B. Whittenburg	30,056,627	945,344

Item 6. Exhibits.

10.1 10.2 10.3 31.1* 31.2* 32.1* 32.2*	Agreement and Plan of Merger, dated as of June 7, 2009, by and among Endocare, Inc., HT Acquisition, Inc., and HealthTronics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2009).

Tender and Voting Agreement, dated as of June 7, 2009, by and among HealthTronics, Inc. and the other parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on June 8, 2009).

Termination and Consulting Agreement, dated June 16, 2009, by and between HealthTronics, Inc. and Robert A. Yonke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2009).

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	HEALTHTRONICS, INC. By: /s/ Richard A. Rusk Richard A. Rusk Interim Chief Financial Officer