Form 10-Q
period 2009-09-30
HEALTHTRONICS, INC.
filed 2009-11-06
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
OR
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

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at November 1, 2009 45,420,552

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2009	2008	2009	2008
Revenues	$47,283	$44,771	$135,051	$121,305
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	22,452	19,954	65,015	54,257
Gross profit	24,831	24,817	70,036	67,048

Operating expenses
Selling, general and administrative	7,290	4,600	16,706	14,186
Depreciation and amortization	3,737	3,073	10,613	8,770
Total operating expenses	11,027	7,673	27,319	22,956

Operating income	13,804	17,144	42,717	44,092

Other income (expenses):
Interest and dividends	13	806	95	1,098
Interest expense	(299)	(182)	(887)	(591)
	(286)	624	(792)	507

Income from operations before provision
for income taxes	13,518	17,768	41,925	44,599

Provision for income taxes	1,348	889	1,967	1,730

Consolidated net income	12,170	16,879	39,958	42,869

Less: Net income attributable to noncontrolling interest	(14,472)	(15,552)	(41,541)	(40,380)

Net income (loss) attributable to HealthTronics, Inc.	$(2,302)	$1,327	$(1,583)	$2,489

Basic earnings per share attributable to HealthTronics, Inc.:
Net income (loss) attributable to HealthTronics, Inc.	$(0.06)	$0.04	$(0.04)	$0.07
Weighted average shares outstanding	41,043	37,503	37,666	36,666

Diluted earnings per share attributable to HealthTronics, Inc.:
Net income (loss) attributable to HealthTronics, Inc.	$(0.06)	$0.04	$(0.04)	$0.07
Weighted average shares outstanding	41,043	37,604	37,666	36,734

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,154	$22,854
Accounts receivable, less allowance for doubtful
accounts of $2,462 in 2009 and $2,485 in 2008	31,289	27,687
Other receivables	948	1,410
Prepaid expenses and other current assets	3,650	2,895
Inventory	13,382	8,843
Total current assets	60,423	63,689
Property and equipment:
Equipment, furniture and fixtures	57,866	55,050
Building and leasehold improvements	8,332	8,254
	66,198	63,304
Less accumulated depreciation and
amortization	(35,246)	(30,535)
Property and equipment, net	30,952	32,769
Other investments	1,876	1,819
Goodwill	103,000	93,620
Intangible assets, net	49,636	40,278
Other noncurrent assets	5,778	2,211
	$251,665	$234,386

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	September 30, 2009	December 31, 2008
LIABILITIES

Current liabilities:
Current portion of long-term debt	$46,958	$2,490
Accounts payable	5,815	6,468
Accrued expenses	12,855	9,316

Total current liabilities	65,628	18,274

Long-term debt, net of current portion	2,069	43,897
Other long term obligations	2,853	1,765
Deferred income taxes	5,430	3,355

Total liabilities	75,980	67,291

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 authorized: 47,310,616 issued and 45,418,667 outstanding in 2009 and
39,494,314 issued and 37,618,206 outstanding in 2008	226,209	211,667
Accumulated deficit	(89,435)	(87,852)
Treasury stock, at cost, 1,891,949 shares in 2009 and 1,876,108 shares in 2008	(4,464)	(4,443)

Total HealthTronics, Inc. shareholders' equity	132,310	119,372

Noncontrolling interest	43,375	47,723

Total Equity	175,685	167,095

	$251,665	$234,386

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Period ended September 30, 2009 (Unaudited)

($ in thousands, except share data)	Issued Common Stock		Accumulated	Treasury Stock		Non- Controlling
	Shares	Amount	Deficit	Shares	Amount	Interest	Total
Balance, December 31, 2008	39,494,314	$211,667	$(87,852)	(1,876,108)	$(4,443)	$47,723	$167,095

Net income (loss)	--	--	(1,583)	--	--	41,541	$39,958

Distributions paid to
noncontrolling interest	--	--	--	--	--	(47,077)	$(47,077)

Sale of subsidiary interest to
noncontolling interest	--	--	--	--	--	4,585	$4,585

Purchase of subsidiary interest from
noncontrolling interest	--	(1,041)	--	--	--	(3,397)	$(4,438)

Stock issued for acquisitions	7,398,396	13,217	--	--	--	--	$13,217

Purchase of treasury stock	--	--	--	(15,841)	(21)	--	$(21)

Share-based compensation	417,906	2,366	--	--	--	--	$2,366

Balance, September 30, 2009	47,310,616	$226,209	$(89,435)	(1,891,949)	$(4,464)	$43,375	$175,685

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$137,095	$122,053
Cash paid to employees, suppliers of goods and others	(80,917)	(69,375)
Cash paid for acquisition related costs	(9,922)	--
Interest received	96	374
Interest paid	(869)	(560)
Taxes paid	(1,171)	(1,187)

Net cash provided by operating activities	44,312	51,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(3,427)	(17,270)
Purchases of equipment and leasehold improvements	(5,712)	(8,762)
Proceeds from sales of assets	404	8,755
Other	(57)	(236)

Net cash used in investing activities	(8,792)	(17,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	12,672	13,547
Payments on notes payable, exclusive of interest	(10,144)	(10,561)
Distributions to noncontrolling interest	(47,103)	(42,797)
Contributions by noncontrolling interest, net of buyouts	(2,624)	(534)
Purchase of treasury stock	(21)	(211)

Net cash used in financing activities	(47,220)	(40,556)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,700)	(6,764)

Cash and cash equivalents, beginning of period	22,854	25,198

Cash and cash equivalents, end of period	$11,154	$18,434

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2009	2008
Reconciliation of net income to net cash provided by operating activities:
Net income	$39,958	$42,869
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	10,613	8,770
Provision for uncollectible accounts	285	(42)
Provision for deferred income taxes	2,076	918
Non-cash share based compensation	2,366	2,470
Other	241	(910)
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	1,002	(493)
Other receivables	509	1,106
Inventory	2,461	596
Other assets	(1,058)	(694)
Accounts payable	(4,511)	(2,534)
Accrued expenses	(9,630)	(751)
Total adjustments	4,354	8,436
Net cash provided by operating activities	$44,312	$51,305

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of financial position as of September 30, 2009 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance contained within ASC 810, Consolidation, (“ASC 810”), regarding noncontrolling interests, (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). As a result of the adoption of ASC 810, certain reclassifications have been made to 2008 information to be consistent with the 2009 presentation. ASC 810 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income.

2. Debt

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of September 30, 2009, we have drawn $44 million on the revolver. Although we plan to either extend the maturity date of our senior credit facility or enter into a new credit facility prior to its maturity in March 2010, we have reflected all amounts outstanding as current in the accompanying condensed consolidated balance sheet. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of September 30, 2009.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

Other

As of September 30, 2009, we had notes totaling $5 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. They bear interest at either a fixed rate of five to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards, and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Nine Months Ended September 30, 2009
Net loss attributable to HealthTronics, Inc.	$(1,583)	$(1,583)
Weighted average shares outstanding	37,666	37,666
Effect of dilutive securities	--	--
Shares for EPS calculation	37,666	37,666
Net loss per share attributable to HealthTronics, Inc.	$(0.04)	$(0.04)
Nine Months Ended September 30, 2008
Net income attributable to HealthTronics, Inc.	$2,489	$2,489
Weighted average shares outstanding	36,666	36,666
Effect of dilutive securities	--	68
Shares for EPS calculation	36,666	36,734
Net income per share attributable to HealthTronics, Inc.	$0.07	$0.07

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended September 30, 2009
Net loss attributable to HealthTronics, Inc.	$(2,302)	$(2,302)
Weighted average shares outstanding	41,043	41,043
Effect of dilutive securities	--	--
Shares for EPS calculation	41,043	41,043
Net loss per share attributable to HealthTronics, Inc.	$(0.06)	$(0.06)
Three Months Ended September 30, 2008
Net income attributable to HealthTronics, Inc.	$1,327	$1,327
Weighted average shares outstanding	37,503	37,503
Effect of dilutive securities	--	101
Shares for EPS calculation	37,503	37,604
Net income per share attributable to HealthTronics, Inc.	$0.04	$0.04

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 3,160,000 and 2,997,000 shares of our common stock as of September 30, 2009 and 2008, respectively, because the effect would be antidilutive.

4. Segment Reporting

In the fourth quarter of 2008, our Medical Products division relocated from Kennesaw, Georgia to our corporate headquarters in Austin, Texas. Concurrent with this relocation, we made certain changes within our Medical Products management team so that these operations now report to the President of our Urology Services operations. After making these changes, we redesigned our internal financial reporting materials provided to our chief operating decision maker, as well as our executive management team. As of the first quarter of 2009, we do not have any operating segments, except our Urology Services operations, that meet the quantitative requirements of ASC 280, Segment Reporting (“ASC 280”), (formerly Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information).

5. Stock-Based Compensation

On January 1, 2006, we adopted ASC 718, Stock Compensation (“ASC 718”), (formerly SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

Under ASC 718, nonvested stock awards are awards that the employee has not yet earned the right to sell and are subject to forfeiture if the terms of service are not satisfied. These awards should be measured based on the market prices of otherwise identical (i.e., identical except for the vesting condition) common stock at the grant date. A nonvested equity share awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date. The vesting restrictions are taken into account by recognizing compensation cost only for awards for which the employee has rendered the requisite service (i.e., vested).

As of September 30, 2009, total unrecognized share-based compensation cost related to unvested stock options was approximately $577,000, which is expected to be recognized over a weighted average period of approximately 1.2 years. We also had $2.1 million of unrecognized compensation costs related to nonvested stock awards as of September 30, 2009, which is expected to be recognized over a weighted average period of approximately 1.5 years. For the nine months ended September 30, 2009 and 2008, we have included approximately $2.3 million and $2.5 million, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income.

Share-based compensation expense recognized during the quarterly periods ended September 30, 2009 and 2008 is related to awards granted prior to, but not yet fully vested as of January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our performance-based nonvested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model, to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period. For our service-based nonvested stock awards, fair value is based on the fair value at the grant date.

6. Inventory

As of September 30, 2009 and December 31, 2008, inventory consisted of the following:

($ In thousands)	September 30, 2009	December 31, 2008
Raw Materials	$7,392	$5,993
Work in process	525	--
Finished Goods	5,465	2,850

	$13,382	$8,843

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

7. New Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (“ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The standard is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), (formerly SFAS No. 165, Subsequent Events). ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 during the second quarter of 2009 and its application did not affect our consolidated financial position, results of operations, or cash flows. We evaluated subsequent events through the date the accompanying financial statements were issued, which was November 4, 2009.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

In April 2009, the FASB issued ASC 825, Financial Instruments (“ASC 825”), (formerly FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. The adoption of this ASC did not affect our consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued ASC 260, Earnings Per Share (“ASC 260”), (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). ASC 260 concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This ASC is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Our adoption of this ASC on January 1, 2009 had no material impact on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-30, General Intangibles Other Than Goodwill (“ASC 350-30”), (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 350-30 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued ASC No. 805, Business Combinations (“ASC 805”), (formerly SFAS 141R, Business Combinations). ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of adopting ASC 805 will continue to be dependent on the future business combinations that we may pursue after its effective date. We expensed approximately $1.2 million in the third quarter of 2009 and approximately $1.9 million year to date in 2009, of costs related to acquisitions.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

In December 2007, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810-10-65”), (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements) regarding noncontrolling interests. ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of ASC 810-10-65 revised our presentation of consolidated financial statements and further impact will continue to be dependent on our future changes in ownership in subsidiaries after the effective date.

8. Acquisitions

On July 27, 2009, we completed our acquisition of Endocare, Inc. (“Endocare”), pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated as of June 7, 2009, among us, HT Acquisition, Inc., a wholly-owned subsidiary of ours, and Endocare. Endocare is a medical device company focused on developing, manufacturing and selling cryoablation products which have the potential to assist physicians in improving and extending life by use in the treatment of cancer and other tumors. In accordance with the terms and conditions of the Merger Agreement, Endocare shareholders had the option to receive the following consideration for each share of Endocare common stock they owned: (i) $1.35 in cash, without interest, or (ii) 0.7764 of a share of our common stock, in each case subject to proration. The aggregate amount of cash paid was approximately $4.2 million and the aggregate number of shares of our common stock issued was approximately 7.3 million shares. Based upon our allocation of the purchase price, we recognized $6.8 million of goodwill related to this transaction, none of which is tax deductible.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

On July 15, 2008, we acquired UroPath, LLC (“UroPath”) for $7.5 million in cash. Founded in 2003, UroPath is a leading provider of anatomical pathology laboratory services in the U.S. with locations in Florida, Texas, and Pennsylvania. Based on our allocation of the purchase price, we recorded approximately $7.4 million of goodwill related to this transaction, all of which is tax deductible.

On April 17, 2008, we completed the acquisition of Advance Medical Partners, Inc. (“AMPI”) pursuant to the Stock Purchase Agreement dated March 18, 2008 between us, Litho Management, Inc., AMPI and the stockholders of AMPI. Founded in 2003, AMPI is a leading provider of urological cryosurgery services in the U.S. with operations in 46 states. We acquired the outstanding shares of capital stock of AMPI (other than shares already held by us) for an aggregate purchase price of approximately $13 million, consisting of $6.9 million in cash and approximately 1.8 million shares of our common stock, plus a two-year earn-out based on the achievement of EBITDA. We determined the value of our common stock by using an average closing price for the two trading days prior to and after the public announcement of the merger. The first earn-out payment was paid in May 2009, totaling $219,000 in cash and 134,356 shares of HealthTronics stock valued at $219,000. Based upon our allocation of the purchase price, we recognized $12.7 million of goodwill related to this transaction, none of which is tax deductible.

On September 25, 2009, we acquired US Surgical Services, LLC (“US Surgical”) for $400,000 in cash and an earn-out provision pursuant to which we could issue up to $1,350,000 in shares of our common stock. The actual number of shares issued, if any, cannot be determined until it is determined whether the earn-out provision requirements are met. Randy Wheelock, who is the brother of Argil Wheelock, one of the members of our Board of Directors, was one of the two 50% owners of US Surgical. Thus, in exchange for his 50% ownership interest in US Surgical, Randy Wheelock was paid $200,000 in cash and will be entitled to 50% of any earn-out consideration paid. In addition, in connection with this acquisition, we entered into a consulting agreement with Randy Wheelock pursuant to which he will provide consulting services to us for 15 months following closing in exchange for a payment of $10,000 per month.

In 2008, we purchased three partnerships, increased our ownership in three existing partnerships and purchased a small service company for an aggregate purchase price of approximately $6.4 million. We recorded approximately $7.2 million of goodwill related to these transactions, all of which is tax deductible.

Our unaudited proforma combined income data for the periods ended September 30, 2009 and 2008, assuming the acquisitions were effective January 1 of each period, is as follows:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

	Nine Months Ended September 30,
($ in thousands, except per share data)	2009	2008
Total revenues	$147,260	$152,364
Total expenses	(154,997)	(151,651)
Net income (loss) attributable to HealthTronics, Inc.	$(7,737)	$713
Diluted earnings per share	$(0.17)	$0.02

9. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our significant financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,154	$11,154	$22,854	$22,854
Warrants/common stock	--	--	290	290

Financial liabilities:
Debt	$49,027	$49,027	$46,387	$46,387
Other long-term obligations	2,853	2,803	1,765	1,727

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The debt has a floating rate and approximately $47 million is due in less than one year. Therefore, the carrying value of the debt at September 30, 2009 and December 31, 2008 approximates fair value.

Other Long-Term Obligations

At September 30, 2009, we had $1,333,000 in long term deferred rent related to leaseholds at our new corporate office space in Austin, Texas. We are amortizing this deferred rent at a rate of $18,136 per month through December 2009. Beginning January 2010, when the lease amendment for the increased space takes effect, we will amortize the remaining balance at a rate of $22,569 per month. At September 30, 2009, we had a long term obligation totaling $171,000 for restructuring costs related to the vacating of a leased property. Lease payments will continue until October 3, 2010. We estimated the fair value of lease payments based on discounted cash flows, which is a level three analysis. At September 30, 2009, we had a long-term obligation of $1,350,000 representing our best estimate of an earn-out payment due in December of 2010 relating to an acquisition.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

Warrants

In November, 2006, we announced our decision to discontinue our involvement in the clinical trials of the Ablatherm device manufactured by EDAP TMS S.A. (“EDAP”). This decision resulted in our forfeiting the exclusive rights to distribute such device in the United States, when and if a Pre-Market Approval of such device is granted by the FDA and forfeits our rights to vest in additional warrants to EDAP common stock. During 2007, we exercised these warrants and in the third quarter of 2009 we sold these shares. The stock had been valued based on a quoted market price, which was a level one analysis.

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

Segment Reporting

In the fourth quarter of 2008, our Medical Products division relocated from Kennesaw, Georgia to our corporate headquarters in Austin, Texas. Concurrent with this relocation, we made certain changes within our Medical Products management team so that these operations now report to the President of our Urology Services operations. After making these changes, we redesigned our internal financial reporting materials provided to our chief operating decision maker, as well as our executive management team. As of the first quarter of 2009, we do not have any operating segments, except our Urology Services operations, that meet the quantitative requirements of ASC 280, Segment Reporting (“ASC 280”), (formerly Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information).

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We provide healthcare services and medical devices, primarily to the urology community.

Lithotripsy services. We provide lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripters. In 2008, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for each of the first nine months of 2009 and 2008. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Prostate treatment services. We provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (“PVP”), (2) trans-urethral needle ablation (“TUNA”), and (3) trans-urethral microwave therapy (“TUMT”) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses lethal ice to destroy tissue such as tumors for therapeutic purposes. In April 2008, we acquired Advanced Medical Partners, Inc. (“AMPI”), which significantly expanded our cryosurgery partnership base. In July 2009, we acquired Endocare, Inc. (“Endocare”), which manufactures both the medical devices and related consumables utilized by our cryosurgery operations, and also provides cryosurgery treatments. Our prostate treatment services are provided principally by us using equipment that we lease from limited partnerships and other entities that we manage. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, training, quality assurance, regulatory compliance, and contracting.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Radiation therapy services. We provide image guided radiation therapy (“IGRT”) technical services for cancer treatment centers. Our IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

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

Medical products manufacturing, sales and maintenance. We, through our Endocare acquisition, manufacture and sell medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture devices for the treatment of prostate and renal cancers and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and palliative intervention (treatment of pain associated with metastases). We also manufacture the related spare parts and consumables.

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

•

Fees for equipment sales, consumable sales and licensing applications . We manufacture and sell medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryosurgery, and their related consumables. We also sell and maintain lithotripters and manufacture and sell consumables related to the lithotripters. We distribute the Revolix laser and consumables related to the laser. With respect to some lithotripter sales, in addition to the original sales price, we receive a licensing fee from the buyer of the lithotripter for each patient treated with such lithotripter. In exchange for this licensing fee, we provide the buyer of the lithotripter with certain consumables. All the sales for equipment and consumables are recognized when the related items are delivered. Revenues from licensing fees are recorded when the patient is treated. In some cases, we lease certain equipment to our partnerships as well as third parties. Revenues from these leases are recognized on a monthly basis or as procedures are performed.

•

Fees for anatomical pathology services . We provide anatomical pathology services primarily to the urology community. Revenues from these services are recorded when the related laboratory procedures are performed.

Recent Developments

We continue to look at strategic acquisition opportunities and believe conditions in the market favor our strong financial position, national platform of urologist relationships, and diversification within the urologist services space.

On July 27, 2009, we completed our acquisition of Endocare, pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated as of June 7, 2009, among us, HT Acquisition, Inc., a wholly-owned subsidiary of ours, and Endocare. Endocare is a medical device company focused on developing, manufacturing and selling cryoablation products which have the potential to assist physicians in improving and extending life by use in the treatment of cancer and other tumors. In accordance with the terms and conditions of the Merger Agreement, Endocare shareholders had the option to receive the following consideration for each share of Endocare common stock they owned: (i) $1.35 in cash, without interest, or (ii) 0.7764 of a share of our common stock, in each case subject to proration. In the acquisition, we paid approximately $4.2 million in cash and issued approximately 7.3 million shares of our common stock to acquire Endocare.

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

A third critical accounting policy is consolidation of our investments in partnerships or limited liability companies (“LLCs”) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related governing agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Our total revenues for the nine months ended September 30, 2009 increased $13,746,000 as compared to the same period in 2008. Revenues from our lithotripsy business increased $1,292,000 for the first nine months of 2009 as compared to the same period in 2008, and revenues from our prostate business increased $3,414,000 for the first nine months of 2009 as compared to the same period in 2008. Prostate revenues from our AMPI operations were a significant driver of the increased prostate revenues in 2009, as we acquired AMPI in April 2008. Lithotripsy revenues on a same store basis in 2009 were consistent with revenues from the same period in 2008. Manufacturing and consumable revenues for the period ending September 30, 2009 increased $1,714,000 from the same period in 2008. This increase is entirely driven by sales to external customers from our new Endocare subsidiary. Contract service revenues increased $152,000 in the first nine months of 2009 over the same period in 2008. Revenues from our laboratory operations increased $3,330,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. This increase resulted primarily from our Uropath operations, as we acquired Uropath in July 2008. Our IGRT operations resulted in $3,491,000 of increased revenues in 2009 primarily from our Ocean acquisition in late 2008.

Our cost of revenues increased $10,758,000 (20%) in the first nine months of 2009 as compared to the same period in 2008. The primary causes of this increase relate to: 1) increased cost of revenues attributable to our AMPI and IGRT operations totaling $3,512,000 due to a full nine months of operations in 2009, 2) increased costs related to our lab operations totaling $3,773,000 related primarily to a full nine months of Uropath activities, and 3) our new Endocare subsidiary’s operations, the costs from which have totaled $4,347,000 since we acquired Endocare. Approximately $2.6 million of Endocare’s costs of revenue related to incremental cost of goods sold from our write up of Endocare’s inventory to fair value as part of our purchase accounting. Our selling, general and administrative costs for the nine months ended September 30, 2009 increased $2,520,000 over the same period in 2008. This increase was primarily driven by acquisition costs related to our Endocare acquisition, which are now required to be expensed when incurred.

Net income attributable to noncontrolling interest for the nine month period ended September 30, 2009 increased $1,161,000 compared to the same period in 2008, as a result of increases in income at our existing partnerships and from having a full nine months of activity from our AMPI partnerships. Noncontrolling interest in our AMPI operations increased $794,000 in the first nine months of 2009 as compared to the same period in 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for income taxes in the first nine months of 2009 increased $237,000 compared to the same period in 2008 although our taxable net income during the same periods significantly decreased. Our income tax expense for 2009 reflects $1,967,000 of expense even though we have a loss for financial statement purposes because we recorded a full valuation allowance for all deferred tax assets since we are in a cumulative loss position for the last three years due to non-cash goodwill impairments recorded in prior years. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Our total revenues for the three months ended September 30, 2009 increased $2,512,000 as compared to the same period in 2008 primarily driven by revenues of $2,675,000 from our new Endocare subsidiary. Revenues from our lithotripsy business decreased $409,000 (1%) for the third quarter of 2009 as compared to the same period in 2008, and revenues from our prostate business decreased $672,000 in the third quarter of 2009 as compared to the same period in 2008. Prostate revenues from cryosurgery treatments decreased $470,000 for the quarter ended September 30, 2009 and were the primary driver of the total decrease in prostate revenues in the quarter. Revenues from our cryo operations have been consistent for the last three quarters. Litho procedure revenues on a same store basis were down 2.6% in 2009 as compared to the same period in 2008. Manufacturing and consumable revenues for the period ended September 30, 2009 increased $1,802,000 from the same period in 2008. This increase is entirely driven by sales to external customers from our new Endocare subsidiary. Contract service revenues remained consistent in the third quarter of 2009 with the same period in 2008. Revenues from our laboratory operations increased $652,000 in the period ended September 30, 2009 over the same period in 2008. This increase resulted primarily from our Uropath operations, which had increased revenues of $520,000 in the third quarter of 2009 as compared with the same period in 2008. Our IGRT operations resulted in $1,116,000 of increased revenues in 2009 primarily from our Ocean acquisition in late 2008.

Our cost of revenues increased $2,498,000 (12.5%) in the third quarter of 2009 as compared to the same period in 2008. The primary causes of this increase relate to the cost of revenues attributable to our new Endocare subsidiary, the costs from which totaled $4,347,000, our IGRT operations the costs from which increased $671,000, and our lab operations, which had increased costs totaling $634,000 in the third quarter of 2009, $722,000 of which was attributable to our new Uropath operations. Approximately $2.6 million of Endocare’s costs related to incremental cost of goods sold from our write up of Endocare’s inventory as part of our purchase accounting. Offsetting these increases, we had approximately $1,387,000 in cost savings in our cryosurgery operations primarily related to lower consumable costs, which is consistent with lower revenues, and significant synergies from eliminating duplicate AMPI corporate functions. Our selling, general and administrative costs for the quarter ended September 30, 2009 increased $2,690,000 over the same period in 2008. This increase was primarily driven by acquisition costs related to our Endocare acquisition, which are now required to be expensed when incurred, as well as approximately $1.5 million in increased costs for Endocare’s sales and marketing efforts.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net income attributable to noncontrolling interest for the three month period ended September 30, 2009 decreased $1,080,000 compared to the same period in 2008, primarily related to a decrease in income at one of our existing partnerships combined with repurchases of noncontrolling interests.

Provision for income taxes in the third quarter of 2009 increased $459,000 compared to the same period in 2008 although our taxable net income during the same periods significantly decreased. Our income tax expense for 2009 reflects $1,348,000 of expense even though we have a loss for financial statement purposes because we recorded a full valuation allowance for all deferred tax assets since we are in a cumulative loss position for the last three years due to non-cash goodwill impairments recorded in prior years. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $11,154,000 and $22,854,000 at September 30, 2009 and December 31, 2008, respectively. Beginning in 2009, our subsidiaries began distributing available cash on a monthly basis, after establishing reserves for estimated capital expenditures and working capital. Prior to 2009, they generally distributed all of their available cash quarterly, which lead to an accumulated cash balance at the end of each quarter. For the periods ended September 30, 2009 and 2008, our subsidiaries distributed cash of approximately $47,103,000 and $42,797,000, respectively, to noncontrolling interest holders.

Cash provided by our operating activities, after noncontrolling interest, was $44,312,000 for the period ended September 30, 2009 and $51,305,000 for the period ended September 30, 2008. From 2008 to 2009, fee and other revenue collected increased by $15,042,000 due primarily to increased revenues from our acquisitions as well as timing of the collections of accounts receivable. Cash paid to employees, suppliers of goods and others increased by $11,542,000 in 2009. This fluctuation is primarily attributable to increased operating expenses from our acquisitions and timing of payments. Cash paid for acquisition related costs totaled $9,922,000 in 2009, primarily related to our Endocare acquisition. Per ASC No. 805, Business Combinations (“ASC 805”), (formerly SFAS 141R, Business Combinations), these acquisition related costs are now included in operating activities beginning January 1, 2009. In prior years, prior to the implementation of ASC 805, these costs were included in purchase of entities which is an investing activity.

Cash used by our investing activities for the nine months ended September 30, 2009, was $8,792,000. We purchased equipment and leasehold improvements totaling $5,712,000 in the first nine months of 2009. We used $3,427,000 to acquire Endocare and certain smaller acquisitions. Cash used by our investing activities for the period ended September 30, 2008, was $17,513,000. We used approximately $17 million to acquire our interest in AMPI and Uropath, as well as increase other partnership interests in certain litho partnerships. In addition, we purchased equipment and leasehold improvements totaling $8,762,000 in 2008, $3.1 million of which were for additional Revolix lasers.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in our financing activities for the nine months ended September 30, 2009, was $47,220,000, primarily due to distributions to noncontrolling interests of $47,103,000 and payments on notes payable of $10,144,000 partially offset by borrowings on notes payable of $12,672,000. Cash used in our financing activities for the nine months ended September 30, 2008, was $40,556,000, primarily due to distributions to noncontrolling interests of $42,797,000 and payments on notes payable of $10,561,000 partially offset by borrowings on notes payable of $13,547,000.

Accounts receivable as of September 30, 2009 has increased $3,602,000 from December 31, 2008. This increase relates primarily to our Endocare acquisition, which increased accounts receivable by approximately $2.7 million, and approximately $1 million increase at our Uropath and Claripath labs related to significant growth across our lab operations.

Inventory as of September 30, 2009 totaled $13,382,000 and increased $4,539,000 from December 31, 2008, entirely related to our Endocare acquisition.

Senior Credit Facility

Our senior credit facility is comprised of a five-year $60 million revolving line of credit due March 2010 and a $125 million senior secured term loan B due 2011. We entered into this senior credit facility in March 2005 and amended it in April and October 2008. The loan bears interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. On July 31, 2006, we used a portion of the proceeds from the sale of our specialty vehicle manufacturing segment to repay the term loan B in full. As of September 30, 2009, we had drawn $44 million on the revolver. Although we plan to either extend the maturity date of our senior credit facility or enter into a new credit facility prior to its maturity in March 2010, we have reflected all amounts outstanding as current in the accompanying condensed consolidated balance sheet. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of September 30, 2009.

Other

Other long term debt. As of September 30, 2009, we had notes totaling $5 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at either a fixed rate ranging from five to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

Other long term obligations. At September 30, 2009, we had an obligation totaling $30,000 related to payments of $3,333 a month until June 15, 2010 as consideration for a noncompetition agreement with a previous employee. As part of our acquisition of Endocare in July of 2009, we had an obligation totaling $316,000 related to payments of $10,533 a month from January 2010 through December 2011 as consideration for a consulting and noncompetition agreement.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 8, 2005, Endocare entered into a commercialization agreement with CryoDynamics, LLC to design and develop a cryoablation system utilizing nitrogen gas. The parties will jointly own all inventions made or conceived by CryoDynamics in performing the commercialization agreement. To assist CryoDynamics in its research and development efforts, Endocare advances CryoDynamics $42,500 per month until such time as either party enters into a license agreement based upon the nitrogen system with an independent third party that results in CryoDynamics receiving an amount sufficient to repay the advances and fund CryoDynamics’ monthly operating expenses of $42,500.

The commercialization agreement will continue until the later of (a) December 31, 2015, or (b) expiration of the parties’ obligations to pay royalties or until the commercialization agreement is terminated because of breach, insolvency or bankruptcy.

Since repayment of amounts advanced under the commercialization agreement is contingent upon the successful development, commercialization and licensing of the technology and is not reasonably assured, these advances are expensed as incurred.

General

The following table presents our contractual obligations as of September 30, 2009 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)	$49,027	$46,958	$1,665	$19	$385
Operating leases (2)	10,438	2,452	4,149	2,770	1,067

Other contracts (3)	3,024	698	1,178	1,020	128

Total	$62,489	$50,108	$6,992	$3,809	$1,580

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents non-compete obligations of $346 and payments due per the terms of a commercialization agreement totaling $2,678, as described above.

In addition, the scheduled principal repayments for all long term debt as of September 30, 2009 are payable as follows:

($ in thousands)
2010	$46,958
2011	1,266
2012	399
2013	19
2014	-
Thereafter	385

Total	$49,027

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

We intend to increase our urology services operations primarily through forming new operating partnerships in new markets, expanding our IGRT customer base, and by acquisitions. We seek opportunities to grow our medical products operations by expanding our anatomical pathology lab operations and acquisitions. We plan to strengthen cryoablation’s position in the prostate and renal cancer markets, and further develop and increase the acceptance of our technology in the interventional radiology and oncology markets for treatment of liver and lung cancers and palliative intervention (treatment of pain associated with metastases). At the same time, we seek to achieve penetration across additional markets with our proprietary cryoablation technology.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (“ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The standard is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), (formerly SFAS No. 165, Subsequent Events). ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 during the second quarter of 2009 and its application did not affect our consolidated financial position, results of operations, or cash flows. We evaluated subsequent events through the date the accompanying financial statements were issued, which was November 4, 2009.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2009, the FASB issued ASC 825, Financial Instruments (“ASC 825”), (formerly FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments ). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. The adoption of this ASC did not affect our consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued ASC 260, Earnings Per Share (“ASC 260”), (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ). ASC 260 concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This ASC is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Our adoption of this ASC on January 1, 2009 had no material impact on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-30, General Intangibles Other Than Goodwill (”ASC 350-30“), (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets ). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 350-30 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued ASC No. 805, Business Combinations (”ASC 805“), (formerly SFAS 141R, Business Combinations ). ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of adopting ASC 805 will continue to be dependent on the future business combinations that we may pursue after its effective date. We expensed approximately $1.2 million in the third quarter of 2009 and approximately $1.9 million year to date in 2009, of costs related to acquisitions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2007, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810-10-65”), (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ) regarding noncontrolling interests. ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of ASC 810-10-65 revised our presentation of consolidated financial statements and further impact will continue to be dependent on our future changes in ownership in subsidiaries after the effective date.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2009, we had long-term debt (including current portion) totaling $49,027,000, of which $4,243,000 had fixed rates of 5% to 9%, and $44,784,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $44,784,000. We make monthly or quarterly payments of principal and interest on $151,000 of the floating rate debt. An increase in interest rates of 1% would result in a $448,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There are no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2008, except for the following additional risk factors resulting from our acquisition of Endocare:

If we fail to obtain or maintain necessary regulatory clearances or approvals for the medical products we manufacture, or if approvals are delayed or withdrawn, we will be unable to commercially distribute and market our products or any product modifications.

Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of the products we manufacture. In the United States, the Food and Drug Administration (the “FDA”) has broad authority under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) to regulate the development, distribution, manufacture and sale of medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions, which vary from country to country. The process of obtaining FDA and other required regulatory clearances and approvals (collectively, “regulatory approvals”) is lengthy and expensive. We may not be able to obtain or maintain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of the medical products we manufacture. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, new or additional governmental regulations may be established that could prevent, delay, modify or rescind regulatory approval of our medical products. Any of these actions by the FDA or foreign regulatory authority, or change in FDA regulations or those of a foreign regulatory authority, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the medical products we manufacture may be marketed. In addition, to obtain such regulatory approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, regulatory approvals can be withdrawn for failure to comply with regulatory standards or as a result of unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such regulatory approvals, the loss of previously obtained regulatory approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our manufactured medical products may be subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation and our business.

The FDA and similar governmental authorities in other countries have the authority to request and, in some cases, require the recall or similar actions for the medical products we manufacture in the event of material deficiencies or defects in design, manufacture or labeling or in the event of patient injury. A governmental mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers and our business, impact our ability to distribute the recalled product in the future, require costly redesign or manufacturing changes and leave us vulnerable to additional regulatory sanctions and product liability litigation.

The risks described in our Annual Report on Form 10-K and above are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 25, 2009, we acquired US Surgical Services, LLC (“US Surgical”) for $400,000 in cash and an earn-out provision pursuant to which we could issue up to $1,350,000 in shares of our common stock. The actual number of shares issued, if any, cannot be determined until it is determined whether the earn-out provision requirements are met. Randy Wheelock, who is the brother of Argil Wheelock, one of the members of our Board of Directors, was one of the two 50% owners of US Surgical. Thus, in exchange for his 50% ownership interest in US Surgical, Randy Wheelock was paid $200,000 in cash and will be entitled to 50% of any earn-out consideration paid. In addition, in connection with this acquisition, we entered into a consulting agreement with Randy Wheelock pursuant to which he will provide consulting services to us for 15 months following closing in exchange for a payment of $10,000 per month.

On September 30, 2009, in connection with our acquisition of INnMED, LLC, we entered into consulting agreements with the two principals of INnMED pursuant to which we agreed to pay each of them up to 93,073 shares of our common stock (in addition to cash) in exchange for consulting services. The actual number of shares issued cannot be determined until the requirements of such consulting services payment are met. The issuance is exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933.

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

Item 6. Exhibits.

10.1* 10.2* 31.1* 31.2* 32.1* 32.2*	Executive Employment Agreement, effective July 30, 2009, by and between HealthTronics, Inc. and Clint B. Davis.

Second Amendment to Lease Agreement, dated as of August 20, 2009, between HEP-Davis Spring, L.P. as landlord and HealthTronics, Inc. as tenant.

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Certification of Chief Executive Officer

Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	HEALTHTRONICS, INC. By: /s/ Richard A. Rusk Richard A. Rusk Chief Financial Officer