Form 10-K
period 2009-12-31
HEALTHTRONICS, INC.
filed 2010-03-08
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES __ NO __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (do not check if a smaller reporting company)	Smaller reporting company __

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors and ten percent beneficial owners of the registrant’s common stock are deemed to be affiliates. This determination should not be deemed an admission that such persons are in fact affiliates.

Aggregate Market Value at June 30, 2009: $ 61,728,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at February 28, 2010 45,587,235

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy material for the 2010 annual meeting of stockholders are incorporated by reference into Part III of the Form 10-K.

HEALTHTRONICS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 PART I

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

Lithotripsy services. We provide lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripters. In 2009, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for both 2009 and 2008. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Prostate treatment services. We provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (“PVP”), (2) trans-urethral needle ablation (“TUNA”), and (3) trans-urethral microwave therapy (“TUMT”) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses lethal ice to destroy tissue such as tumors for therapeutic purposes. In April 2008, we acquired Advanced Medical Partners, Inc. (“AMPI”), which significantly expanded our cryosurgery partnership base. In July 2009, we acquired Endocare, Inc. (“Endocare”), which manufactures both the medical devices and related consumables utilized by our cryosurgery operations, and also provides cryosurgery treatments. Our prostate treatment services are provided principally by us using equipment that we lease from limited partnerships and other entities that we manage. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting.

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

Anatomical pathology services. We also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to provide administrative services to in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

Medical products manufacturing, sales and maintenance. We, through our Endocare acquisition, manufacture and sell medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture these devices for the treatment of prostate and renal cancers and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and palliative intervention (treatment of pain associated with metastases). We also manufacture the related spare parts and consumables for these devices. We also sell and maintain lithotripters and related spare parts and consumables.

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

•

Fees for managing the operation of our lithotripters and prostate treatment devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and prostate treatment equipment and receive a management fee for performing these services. We recognize revenue for these services as the services are provided.

3

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

Revenues and Industry Segments

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

Raw Materials

We rely on third party suppliers to provide certain critical components and consumables for the medical devices we manufacture and certain services we provide. In certain cases, the suppliers are our sole source of supply for these components and consumables. Our policy is to enter into long-term supply agreements that require suppliers to maintain adequate inventory levels and which contain other terms and conditions designed to protect us against unforeseen interruptions in their production. We endeavor to maintain adequate stock levels at our own locations to ensure an uninterrupted source of supply. We typically seek to establish secondary sources of supply or other manufacturing alternatives. Nevertheless, despite these efforts, it is possible that we may experience an interruption in supply of one or more of our critical components resulting in backorders to our customers. However, we believe that we could locate alternative sources of supply upon such terms and within such a timeframe as would not result in a material adverse effect on our business.

Patents and Intellectual Property

We have rights to United States patents relating to cryoablation and lithotripsy technology. Our policy is to secure and protect intellectual property rights relating to our technology through patenting inventions and licensing others when necessary. While we believe that the protection of patents and licenses is important to our business, we also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. Given our technology and patent portfolio, we do not consider the operation of our business to be materially dependent upon any one patent, group of patents or single technological innovation.

Our policy is to sell our products and services under trademarks and to secure trademark protection in the United States and elsewhere where we deem such protection important.

No assurance can be given that our processes or products will not infringe patents or other intellectual property rights of others or, if they are held to infringe, that any license required would be made available under any such patents or intellectual property rights, on terms acceptable to us or at all. In the past, we have received correspondence alleging infringement of intellectual property rights of third parties. No assurance can be given that any relevant claims of third parties would not be upheld as valid and enforceable, and therefore we could be prevented from practicing the subject matter claimed or could be required to obtain licenses from the owners of any such intellectual property rights to avoid infringement.

We seek to preserve the confidentiality of our technology by entering into confidentiality agreements with our employees, consultants, customers and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

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

In our manufacturing operations, we also compete with other manufacturers of minimally invasive medical devices in our markets. The primary competitors include Dornier MedTech GmbH, Siemens AG, Storz Medical, Richard Wolf GmbH, Direx and Galil Medical, Ltd.

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

We currently maintain general and professional liability insurance with a total limit of $1,000,000 per loss event and $3,000,000 policy aggregate and an umbrella excess limit of $10,000,000, with a deductible of $25,000 per occurrence. In addition, we require medical professionals who utilize our services to maintain professional liability insurance. All of these insurance policies are subject to annual renewal by the insurer. If these policies were to be canceled or not renewed, or failed to provide sufficient coverage for our liabilities, we might be forced to self-insure against the potential liabilities referred to above. In that event, a single incident might result in an award of damages that might have a material adverse effect on our results of operations or financial condition. We sponsor a partially self-insured group medical insurance plan for our employees. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $110,000 per person per policy year.

Government Regulation and Supervision

We are directly, or indirectly through physicians and hospitals and other health care facilities, which we will refer to as Customers, subject to extensive regulation by both the federal government and the governments of states in which we conduct business, including:

•	the federal Medicare and Medicaid anti-kickback law, and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•	the federal False Claims Act;

•	federal and state billing and claims submission laws and regulations;

•	the federal Health Insurance Portability and Accountability Act of 1996 and state laws relating to patient privacy;

•	state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians;

•	state and federal laws affecting the ownership and operation of the equipment we use and the manner in which we provide services; and

•	federal and state laws governing the equipment we use in our business concerning patient safety and equipment operating specifications.

The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under any federal health care program. The Stark Law prohibits a physician from referring a Medicare patient for “designated health services,” or DHS, to an entity with which the physician has a direct or indirect financial relationship, whether in the nature of an ownership interest or a compensation arrangement, subject only to limited exceptions. The Stark Law also prohibits the recipient of a prohibited referral from billing for the DHS provided pursuant thereto. We contract with physicians under a variety of financial arrangements, and physicians have ownership interests in some entities in which we also have an interest. If our operations are found to be in violation of any of the laws and regulations to which we or our Customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare, Medicaid, and other governmental healthcare programs, loss of licenses, and the curtailment of our operations. While we believe that we are in compliance with all applicable laws, we cannot assure that our activities will be found to be in compliance with these laws if scrutinized by regulatory authorities. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of us being found in violation of these laws and regulations is increased by the fact that many of the laws and regulations have not been fully interpreted by the regulatory authorities or in the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we were to successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The Centers for Medicare & Medicaid Services (“CMS”) recently issued a rule that amended regulations that implement the Stark Law. Under the rule, which went into effect October 1, 2009, certain physician-owned ventures (e.g., laser, cryotherapy, and TUMT partnerships) are not able to contract with hospitals for the lease of space or equipment under a per-procedure or per-click payment arrangement. Also under the rule, CMS acknowledged that lithotripsy services performed under arrangements at hospitals is not a DHS under the Stark Law. However, to the extent a physician with an ownership or compensation interest in one of our lithotripsy partnerships otherwise refers patients to the hospital for DHS services, the Stark Law still applies and an exception must be met. CMS has also issued an answer in the form of a “Frequently Asked Question” on its website, where it indicates that the provision of lithotripsy services may be considered a service contract and not a lease of space or equipment. Thus, according to the FAQ advice from CMS, our lithotripsy partnerships may continue to contract with hospitals on a per-procedure payment basis so long as the contract is a service arrangement rather than a leasing arrangement and the physician partners in the partnership do not otherwise refer “designated health services” to the contracting hospitals (unless under an applicable exception). If the partnership provides a technician and related support when providing lithotripsy services, we believe such arrangement is a service arrangement. If a lithotripsy arrangement is considered a leasing arrangement or if any of the physician partners in the lithotripsy arrangement refer “designated health services” to a contracting hospital, then the fee arrangements between the partnership and the hospitals are required to be in compliance with the new rule effective as of October 1, 2009. In addition, our prostate treatment partnerships were required to be in compliance with the new rule effective as of October 1, 2009. We restructured our prostate partnerships and/or their hospital contracts to comply with the amended regulations as of October 1, 2009. Although we believe the prostate partnerships as restructured are in compliance with the amended regulations, no assurance can be made that the prostate partnerships as restructured will be found to be in compliance with the amended Stark law regulations if reviewed by regulatory authorities. If regulatory authorities were to conclude that our prostate partnerships were not in compliance, any resulting penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely effect our ability to operate our business and affect our financial results.

In light of these amended regulations and the resulting effects on our operations as described above, physician investment in our partnerships may become less attractive. As a result, it may be more difficult to retain physician partners in our partnerships and attract new physician partners to our partnerships. At this time we are unable to assess the extent to which the amended regulation will affect relationships with our existing physician partners and our ability to attract new physician partners. However, if the amended regulations have a negative effect on our physician partner relationships, then our operations and results of operations could be materially adversely affected.

Generally, physician ownership and contracts with entities that provide ancillary medical services are a subject of intensive legislative and regulatory attention. It is likely that additional legislation may be passed and additional regulations will be promulgated that will further affect our business and our relationships with physicians. The recently-passed American Recovery and Reinvestment Act of 2009 (commonly known as the Stimulus Bill) contains a number of provisions affecting healthcare entities like us, including new requirements relating to information technology, privacy, and data security. The U.S. President has stated that his administration will make health care reform a major initiative, which may impact our provision of services and our reimbursement. Potential changes that have been considered include controls on health care spending and price controls. Any health care reform could have a material adverse effect on reimbursement for our services and products and could negatively affect the commercial acceptance of our services and products, which could have a material adverse effect on our operations financial position and results of operations. We are unable to state with certainty the effect of any such pending legislation or regulation on our business.

Governmental regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of medical devices, including our products. In the United States, the U.S. Food and Drug Administration (“FDA”) has broad authority under the Federal Food, Drug and Cosmetic Act (“FD&C Act”) to regulate the development, distribution, manufacture, marketing and sale of medical devices. Foreign sales of medical devices are subject to foreign governmental regulation and restrictions that vary from country to country. We can provide no assurance that we will be able to obtain or maintain clearances or approvals for clinical testing or for manufacturing and sales of our existing products for all applications in all targeted markets, or that we will be able to obtain or maintain clearances or approvals needed to introduce new products and technologies. After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

•	quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•

labeling regulations, which require specific information on product labels and in labeling, prohibit certain information, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•

medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, any of the following sanctions:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.

Equipment

We either manufacture or purchase our urology equipment and maintain that equipment with either internal personnel or pursuant to service contracts with the manufacturers or other service companies. For mobile lithotripsy, we either purchase or lease the truck, usually for a term up to five years, and purchase the trailer or a self contained coach. We are not dependent on any one manufacturer of medical equipment.

Employees

As of February 28, 2010, we employed approximately 619 full-time employees and approximately 39 part-time employees.

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

We are subject to extensive regulation by both the federal government and the governments of states in which we conduct business. See “Government Regulation and Supervision” under this Part I for further discussion on these regulations.

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

A number of proposals for health care reform have been made in recent years, some of which have included radical changes in the health care system. We anticipate that federal legislation will be enacted in the next few years that will significantly reform health care. Health care reform could result in material changes in the financing and regulation of the health care business, and we are unable to predict the effect of such changes on our future operations. It is uncertain what legislation on health care reform, if any, will ultimately be implemented or whether other changes in the administration of or interpretation of existing laws involving governmental health care programs will occur. Future health care legislation or other changes in the administration of or interpretation of existing legislation regarding governmental health care programs could have an adverse effect on our business and the results of our operations.

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

Regulatory approvals of medical products, if granted, may include significant limitations on the indicated uses for which the medical products we manufacture may be marketed. In addition, to obtain such regulatory approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, regulatory approvals can be withdrawn for failure to comply with regulatory standards or as a result of unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such regulatory approvals, the loss of previously obtained regulatory approvals or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition in our business operations is intense. We compete with national, regional and local providers of urology services. This competition could lead to a decrease in our profitability. Moreover, if our customers determine that our competitors offer better quality products or services or are more cost effective, we could lose business to these competitors. The medical device industry is subject to rapid and significant technological change. Others may develop technologies or products that are more effective or less costly than our products or the products on which our services are based, which could render our products or services obsolete or noncompetitive. These developments could have a material adverse effect on our business, financial condition and result of operation. Our business is also impacted by competition between lithotripsy and prostate treatment services, on the one hand, and surgical and other established methods for treating urological conditions, on the other hand.

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

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

Our success will depend to a degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our other intellectual property rights. Litigation could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent positions, could have a material adverse effect on our business, financial condition, and results of operations. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of cash resources. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

We may be required to modify our agreements, operations, marketing and expansion strategies in response to changes in the statutory and regulatory environment.

We regularly monitor developments in statutes and regulations relating to our business. However, we may be required to modify our agreements, operations, marketing and expansion strategies from time to time in response to changes in the statutory and regulatory environment. We plan to structure all of our agreements, operations, marketing and strategies in accordance with applicable law, although we can provide no assurance that our arrangements will not be challenged successfully or that required changes may not have a material adverse effect on our business, financial condition, and results of operations.

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

Our stock price has a history of volatility. Fluctuations have occurred even in the absence of significant developments pertaining to our business. Stock prices and trading volume of companies in the health care and health services industry have fallen and risen dramatically in recent years. Both company-specific and industry-wide developments may cause this volatility. Factors that could impact the market price of our common stock include the following:

•	future announcements concerning us, our competition or the health care services market generally;

•	developments relating to our relationships with hospitals, other health care facilities, or physicians;

•	developments relating to our sources of supply;

•	claims made or litigation filed against us;

•	changes in, or new interpretations of, government regulations;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	news reports relating to trends in our markets;

•	general economic conditions;

•	economic conditions within our industry;

•	acquisitions and financings in our industry; and

•	overall volatility of the stock market.

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

We have followed an acquisition strategy that has resulted in rapid growth in our business. This acquisition strategy includes acquiring healthcare services businesses and is dependent on the continued availability of suitable acquisition candidates and our ability to finance and complete any particular acquisition successfully. Moreover, the U.S. Federal Trade Commission, or FTC, initiated an investigation in 1991 to determine whether the limited partnerships in which Lithotripters, Inc., now one of our wholly-owned subsidiaries, was the general partner posed an unreasonable threat to competition in the healthcare field. While the FTC closed its investigation and took no action, the FTC or another governmental authority charged with the enforcement of federal or state antitrust laws or a private litigant might, due to our size and market share, seek to (1) restrict our future growth by prohibiting or restricting the acquisition of additional lithotripsy operations or (2) require that we divest certain of our lithotripsy operations. Furthermore, acquisitions such as our acquisition of Endocare in July 2009, involve a number of risks and challenges, including:

•	diversion of management’s attention;

•	the need to integrate acquired operations;

•	the risk that the expected cost savings and other synergies from the acquisition may not be fully realized, realized at all or take longer to realize than anticipated;

•	potential loss of key employees of the acquired companies; and

•	an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquired businesses or realize other anticipated benefits from those acquisitions.

Our results of operations could be adversely affected as a result of goodwill impairments.

Goodwill represents the excess of the purchase price paid for a company over the fair value of that company’s tangible and intangible net assets acquired. As of December 31, 2009, we had goodwill of $103 million. If we determine in the future that the fair value of any of our reporting units does not exceed the carrying value of the related reporting unit, goodwill in that reporting unit will be deemed impaired. If impaired, the amount of goodwill will be reduced to the value determined by us to be the fair value of the reporting unit. The amount of the reduction will be deducted from earnings during the period in which the impairment occurs. An impairment will also reduce stockholders’ equity in the period incurred by the amount of the impairment. In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services reporting unit goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets. In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services reporting unit goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows from this reporting unit. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations. For further discussion of our 2008 and 2007 goodwill impairments, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our operations are partially dependent upon third-party suppliers, making us vulnerable to a supply shortage.

We obtain materials and manufactured components from third-party suppliers. In addition, we obtain consumables for use in performing lithotripsy and prostate treatment services with our partnerships’ equipment. Some of our suppliers are the sole source for a particular supply item. Any delay in our suppliers’ abilities to provide us with necessary material and components or consumables may affect our manufacturing capabilities and urology services or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products or services to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2009, we had indebtedness of approximately $4.5 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. We also have a revolving line of credit with a borrowing limit of $60.0 million pursuant to our senior credit facility. As of December 31, 2009, we have drawn $44 million on the revolver.

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

We currently have $44 million drawn on our $60 million revolving line of credit, which could have important consequences to you. For example, it could:

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

Executive Officers As of March 6, 2010, our executive officers were as follows:

Name	Age	Position

James S.B. Whittenburg	38	Chief Executive Officer and President

Richard A. Rusk	48	Chief Financial Officer and Treasurer

Clint B. Davis	37	Senior Vice President, General Counsel and Secretary

Clayton H. Duncan	37	Vice President-Radiation Therapy

Scott A. Herz	33	Vice President-Corporate Development

Laura A. Miller	40	President of Pathology Services

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

Mr. Rusk was appointed Chief Financial Officer in November 2009. Mr. Rusk joined us in August 2000 as our Corporate Controller and was named Vice President in June 2002. In June 2006, Mr. Rusk was named our Treasurer and in September 2006, Mr. Rusk was named our Secretary. In September of 2008, Mr. Rusk was named Interim Chief Financial Officer. Before joining us, Mr. Rusk, a CPA, was with KPMG LLP for approximately seventeen years, the last ten years as a senior audit manager.

Mr. Davis joined us in July 2009 as Senior Vice President and General Counsel. From January 2006 to July 2009, Mr. Davis was employed by Endocare where he served as Senior Vice President, Legal Affairs, General Counsel and Secretary. From August 2000 to January 2006, Mr. Davis was a corporate attorney with the San Diego office of Morrison & Foerster LLP. While at Morrison & Foerster, Mr. Davis represented a number of life sciences and technology companies in a wide variety of business transactions, contractual arrangements and corporate governance matters. Prior to his employment with Morrison & Foerster, Mr. Davis was a corporate attorney with law firms in Boston and Los Angeles. Mr. Davis holds a B.A. from Rice University and a J.D. from Harvard Law School.

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

Ms. Miller joined us in December 2009 as President of Pathology Services. From November 2008 to December 2009, Ms. Miller served as an independent consultant to HealthTronics. From May 2007 to November 2008, Ms. Miller was employed by Lakewood Pathology Associates where she most recently held the position of Senior Vice President of Pathology Solutions. From January 2006 to May 2007, Ms. Miller served as General Manager for Strategic Development for Dianon Systems, Inc. From July 2003 to December 2005, Ms. Miller was employed by LabCorp as National Sales Manager. Ms. Miller has spent twelve years in the anatomical pathology and diagnostics industries, serving in numerous development and sales leadership positions. Prior to entering the business world, Ms. Miller served in the U.S. Army, where she achieved the rank of Captain – Military Intelligence.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our principal executive office is located in Austin, Texas. On June 16, 2008, we sold the office building in which our principal executive offices were located for approximately $6,750,000. We subsequently relocated our principal executive offices in late September 2008. In December 2008, we also relocated our Medical Products operations from leased facilities in Kennesaw, Georgia to warehouse space that occupies the same leased building as our principal executive offices in Austin, Texas. By March 2010, we intend to relocate our Endocare manufacturing operations from Irvine, California to warehouse space adjoining our executive space in Austin, Texas.

ITEM 3.     LEGAL PROCEEDINGS

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.     RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices per share for our common stock on the Nasdaq Global Select Market for the years ended December 31, 2009 and 2008 (NASDAQ Symbol “HTRN”).

	2009		2008
	High	Low	High	Low
First Quarter	$2.75	$1.28	$4.47	$3.12
Second Quarter	$2.01	$1.29	$4.30	$2.68
Third Quarter	$2.76	$1.77	$4.50	$2.83
Fourth Quarter	$2.64	$2.16	$3.04	$1.03

On February 20, 2010, we had 669 holders of record of our common stock.

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

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet to be Purchased Under the Plans or Programs
Month 1 (10/1/2009 – 10/31/2009)	11,292	(b)	$2.23	--
Month 2 (11/1/2009 – 11/30/2009)	31,581	(b)	$2.44	--
Month 3 (12/1/2009 – 12/31/2009)	--		--	--
Total	42,873		$2.38	--	$ 6,260,000
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

(b)	Represents shares used by 5 employees to pay their federal tax withholding obligation related to the vesting of certain restricted stock awards in October and November 2009.
20

Equity Compensation Plan Information

At December 31, 2009, we had seven separate equity compensation plans: the Prime Medical Services, Inc. (“Prime”) 1993 and 2003 stock option plans, the HealthTronics Surgical Services, Inc. (“HSS”) general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. On November 10, 2004, Prime completed a merger with HSS pursuant to which Prime merged with and into HSS with HealthTronics, Inc. as the surviving corporation. The following table sets forth certain information as of December 31, 2009 about our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	65,666	$7.79	--

Prime 2003 stock option plan	69,000	$5.61	--

HSS equity incentive plan and stock
option plans	2,653,283	$5.93	1,776,237

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

In 2004, in connection with the merger of HSS and Prime, we assumed in the merger stock options to acquire approximately 2,154,000 shares of common stock.

Performance Graph

The following graph compares our cumulative total shareholder return with the cumulative total shareholder returns of the Nasdaq Market Index and the Nasdaq Health Services Index, for the period from December 31, 2005 through December 31, 2009.

ITEM 6.      SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial information that has been derived from (a) our audited consolidated statements of income and cash flows for each of the years ended December 31, 2009, 2008, 2007, 2006 and 2005, (b) our audited consolidated balance sheets as of December 31, 2009, 2008, 2007, 2006, and 2005, and (c) our unaudited consolidated statements of income and cash flows for each of the three months ended December 31, September 30, June 30, and March 31, for 2009 and 2008. You should read this financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of results to be expected in any future period.

(In thousands, except per share data)	Years Ended December 31,
	2009		2008		2007		2006	2005
Revenues from continuing operations	$185,330		$165,942		$140,418		$142,891	$152,267
Income (loss) attributable to HealthTronics, Inc. from:
Continuing Operations	$(3,916)		$(128,693)		$(14,485)		$(16,446)	$10,933
Discontinued Operations	--		--		(147)		25,129	(1,745)
Net income (loss)	$(3,916	) (1)	$(128,693	)(2)	$(14,632	)(3)	$8,683 (4)	$9,188

Diluted earnings (loss) per share
attributable to HealthTronics, Inc.:
Continuing Operations	$(0.10)		$(3.53)		$(0.41)		$(0.47)	$0.31
Discontinued Operations	--		--		--		0.72	(0.05)
Total	$(0.10)		$(3.53)		$(0.41)		$0.25	$0.26

Dividends per share	None		None		None		None	None
Total assets	$249,119		$234,386		$336,056		$346,733	$483,037
Long-term obligations (a)	$49,336		$45,662		$4,269		$6,063	$129,980
_____________________

(a)	Includes long term debt, other long term obligations and deferred compensation liability.

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30		Dec. 31
2009	(unaudited)
Revenues	$43,612	$44,156	$47,283		$50,279
Net income (loss) attibutable to HealthTronics, Inc.	$390	$329	$(2,302	)(1)	$(2,333	)(1)

Per share amounts (basic):
Net income (loss)	$0.01	$0.01	$(0.06)		$(0.05)
Weighted average shares outstanding	35,892	36,006	41,043		43,491

Per share amounts (diluted):
Net income (loss)	$0.01	$0.01	$(0.06)		$(0.05)
Weighted average shares outstanding	35,966	36,161	41,043		43,491

Quarterly Data	Quarter Ended
(in thousands, except per share data)	March 31	June 30	Sept. 30	Dec. 31
2008	(unaudited)
Revenues	$33,954	$42,580	$44,771	$44,637
Net income (loss) attributable to HealthTronics, Inc.	$452	$710	$1,327	$(131,182	)(2)

Per share amounts (basic):
Net income (loss)	$0.01	$0.02	$0.04	($ 3.64)
Weighted average shares outstanding	35,425	37,059	37,503	36,004

Per share amounts (diluted):
Net income (loss)	$0.01	$0.02	$0.04	($ 3.64)
Weighted average shares outstanding	35,425	37,165	37,604	36,004

_____________________

(1)   In the third quarter of 2009, in connection with our acquisition of Endocare, we booked approximately $3.9 million in acquisition related costs which are required to be expensed when incurred beginning in 2009. In the fourth quarter of 2009, we booked an additional $4.8 million in costs related to the Endocare acquisition and the restructuring of our partnerships as noted in the discussion of government regulation and supervision in Item 1.

(2)   In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded a goodwill impairment to our urology services reporting unit totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets.

(3)   In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services unit goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for this unit. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations.

(4)   In the fourth quarter of 2006, we recorded an impairment to our goodwill totaling $12.2 million related to our urology services unit and $8.4 million related to our medical products unit. The impairment to our urology services unit was due primarily to a decrease in the number of overall procedures during 2006, primarily across our western region partnerships, combined with the loss of certain partnerships and contracts late in 2006 to competitors. The impairment in our medical products unit relates primarily to our decision to reduce or exit certain product lines, specifically patient management tables and orthopedic consumables during the fourth quarter of 2006 along with the closing of our European operations. In the third quarter of 2006, we completed the sale of our Specialty Vehicle Manufacturing segment and recognized a gain of $53.6 million. This gain utilized approximately $20.4 million of our deferred tax asset.

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

•	uncertainties in our establishing or maintaining relationships with physicians and hospitals;

•	the impact of current and future laws and governmental regulations;

•	uncertainties inherent in third party payors’ attempts to limit health care coverages and levels of reimbursement;

•	the effects of competition and technological changes;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the integration of acquired business; and

•	general economic, market or business conditions.

General

We provide healthcare services and medical devices, primarily to the urology marketplace.

Lithotripsy services. We provide lithotripsy services, which is a medical procedure where a device called a lithotripter transmits high energy shockwaves through the body to break up kidney stones. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripters. In 2009, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for both 2009 and 2008. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Prostate treatment services. We provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (“PVP”), (2) trans-urethral needle ablation (“TUNA”), and (3) trans-urethral microwave therapy (“TUMT”) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses lethal ice to destroy tissue such as tumors for therapeutic purposes. In April 2008, we acquired Advanced Medical Partners, Inc. (“AMPI”), which significantly expanded our cryosurgery partnership base. In July 2009, we acquired Endocare, Inc. (“Endocare”), which manufactures both the medical devices and related consumables utilized by our cryosurgery operations, and also provides cryosurgery treatments. Our prostate treatment services are provided principally by us using equipment that we lease from limited partnerships and other entities that we manage. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting.

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

Anatomical pathology services. We also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to provide administrative services to in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

Medical products manufacturing, sales and maintenance. We, through our Endocare acquisition, manufacture and sell medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture these devices for the treatment of prostate and renal cancers and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and palliative intervention (treatment of pain associated with metastases). We also manufacture the related spare parts and consumables for these devices. We also sell and maintain lithotripters and related spare parts and consumables.

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

•

Fees for managing the operation of our lithotripters and prostate treatment devices. Through our partnerships and otherwise directly by us, we provide services related to operating our lithotripters and prostate treatment equipment and receive a management fee for performing these services. We recognize revenue for these services as the services are provided.

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

On July 27, 2009, we completed our acquisition of Endocare, Inc., pursuant to the Agreement and Plan of Merger (“Merger Agreement”), dated as of June 7, 2009, among us, HT Acquisition, Inc., a wholly-owned subsidiary of ours, and Endocare. Endocare is a medical device company focused on developing, manufacturing and selling cryoablation products that have the potential to assist physicians in improving and extending life by use in the treatment of cancer and other tumors. In accordance with the terms and conditions of the Merger Agreement, Endocare shareholders had the option to receive the following consideration for each share of Endocare common stock they owned: (i) $1.35 in cash, without interest, or (ii) 0.7764 of a share of our common stock, in each case subject to proration. In the acquisition, we paid approximately $4.2 million in cash and issued approximately 7.3 million shares of our common stock to acquire Endocare.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. As of December 31, 2009, we have two reporting units, urology services and anatomical pathology services. As of December 31, 2008, we had two reporting units, urology services and medical products. The fair value of each reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay. For a discussion of our 2008 goodwill impairment and the specific assumptions used in the income and market approaches in the 2009 and 2008 analyses, see footnote C to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

A second critical accounting policy and estimate which requires judgment of management is the estimated allowance for doubtful accounts and contractual adjustments. We have based our estimates on historical collection amounts, current contracts with payors, current changes of the facts and circumstances relating to these matters and certain negotiations with related payors.

A third critical accounting policy is consolidation of our investments in partnerships or limited liability companies (LLCs) where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity attributable to common shareholders.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Our total revenues for the year ended December 31, 2009 increased $19,388,000 as compared to the same period in 2008. Revenues from our lithotripsy business increased $1,615,000 in 2009 as compared to 2008, and revenues from our prostate business increased $5,262,000 for the year ended December 31, 2009 as compared to the same period in 2008. Prostate revenues from a full year of our AMPI operations were a significant driver of the increased prostate revenues in 2009, as we acquired AMPI in April 2008. Lithotripsy revenues on a same store basis in 2009 were consistent with revenues from the same period in 2008. Manufacturing and consumable revenues for the year ending December 31, 2009 increased $4,965,000 from the same period in 2008. This increase is driven entirely by sales to external customers from our new Endocare subsidiary. Revenues from our laboratory operations increased $3,769,000 in 2009 as compared to the same period in 2008. This increase resulted primarily from our Uropath operations, as we acquired Uropath in July 2008. Revenues from our IGRT operations increased by $3,512,000 in 2009, primarily from our Ocean acquisition in late 2008.

Our cost of revenues increased $14,981,000 (20%) in 2009 as compared to the same period in 2008. The primary causes of this increase relate to: 1) increased cost of revenues attributable to our AMPI and IGRT operations totaling $3,580,000 due to a full year of operations in 2009, 2) increased costs related to our lab operations totaling $4,268,000 related primarily to a full year of Uropath activities, and 3) cost of revenues associated with our new Endocare subsidiary’s operations, which totaled $7,586,000 since we acquired Endocare. Approximately $3.8 million of Endocare’s costs of revenue related to incremental cost of goods sold from our write up of Endocare’s inventory to fair value as part of our purchase accounting. Our selling, general and administrative costs for the year ended December 31, 2009 increased $4,040,000 over the same period in 2008. This increase was primarily driven by acquisition costs related to our Endocare acquisition, which are required to be expensed when incurred beginning in 2009.

Depreciation and amortization expense increased $2,181,000 in 2009 compared to 2008, primarily due to the Endocare acquisition and a full year of amortization on an IGRT services agreement which was acquired in November of 2008.

Net income attributable to noncontrolling interest for the year ended December 31, 2009 increased $1,425,000 compared to the same period in 2008, as a result of increases in income at our existing partnerships, primarily as a result of having a full year of activity from our AMPI partnerships, which was partially offset by noncontrolling interest expense of $986,000 related to the restructuring of our partnerships as noted in the discussion on government regulation and supervision in Item 1.

Provision for income taxes for the year ended December 31, 2009 increased $14,353,000 compared to the same period in 2008. The variance is primarily related to the tax effect of the impairment charge in 2008. Our income tax expense for 2009 reflects the expense related to the recording of a full valuation allowance for all deferred tax assets since we have been in a cumulative loss position for the last three years due to non-cash goodwill impairments recorded in prior years. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable. Accordingly, we expect our effective tax rate and our provision for income taxes in future periods to decrease as compared to 2009.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Our total revenues increased $25,524,000 as compared to 2007. Revenues from our lithotripsy business increased $5,193,000 (4.8%) as compared to 2007, while revenues from our prostate business increased $17,336,000 in 2008 as compared to 2007. Revenues from our AMPI acquisition, which was effective April 1, 2008, were the primary driver in the increased prostate revenues. Prostate revenues from AMPI entities totaled $18.4 million in 2008. The actual number of lithotripsy procedures performed in 2008 increased by 3% compared to 2007. The average rate per procedure increased by 1% in 2008, as compared to 2007. We sold five lithotripters and one table in 2008. We sold eight lithotripters and 28 tables during the same period in 2007. We discontinued the sale of tables in 2007. Revenues from our Claripath laboratory which commenced operations in January 2006, totaled $5,113,000 and $3,418,000 for the years ended December 31, 2008 and 2007, respectively. Revenues from our Uropath acquisition, which was effective July, 10, 2008 totaled $1,993,000 in 2008.

Our cost of revenues increased $10,964,000 (17%) in 2008 as compared to the same period in 2007. The primary causes of this increase relate to: 1) the cost of services at our new AMPI entities, whose costs totaled $12,964,000 in 2008, partially offset by an overall decrease in cost of services attributed to our organic urology business. This decrease in our organic business costs is primarily related to the write off of a certain payable at one of our partnerships in the first quarter of 2008 of approximately $700,000 which was recorded against operating expenses and $250,000 of insurance reimbursements received at one of our partnerships related to damages suffered during hurricane Katrina; 2) our cost of services associated with our manufacturing and consumables sales for 2008, which decreased as compared to 2007 primarily due to lower cost of sales on fewer device sales in the period, which was partially offset by approximately $1 million in restructuring and moving costs related to moving our manufacturing and service operations from Kennesaw, Georgia to Austin, Texas; and 3) our cost of services associated with our anatomical pathology lab operations increased $2,658,000 in 2008 over 2007. We had approximately $740,000 in increased expenses at our Claripath lab, which has experienced significant growth year over year, and $1,888,000 in expenses at our new Uropath labs.

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

In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services unit goodwill totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets. In the fourth quarter of 2007, in connection with our annual goodwill impairment test, we recorded an impairment to our urology services unit goodwill totaling $20.8 million. This impairment was due to a decrease in our estimated future discounted cash flows for the urology services unit. This decrease was primarily caused by lower projected growth rates for our laser operations as well as the timing of certain future growth for our IGRT operations.

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

Income attributable to noncontrolling interest for 2008 increased $8,691,000 (19%) compared to 2007, as a result of increases in noncontrolling interest percentages at certain partnerships, combined with an increase in income at our existing urology partnerships and noncontrolling interest expense at our new AMPI entities.

Provision for income taxes in 2008 decreased $8,662,000 compared to 2007 due to the decrease in our taxable net income primarily as a result of the goodwill impairment recorded in the fourth quarter. Our effective tax rate was also impacted by the addition of a full valuation allowance on our deferred tax assets. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carry forwards to offset any current taxes payable.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $8,412,000 and $22,854,000 at December 31, 2009 and 2008, respectively. Beginning in 2009, our subsidiaries began distributing available cash on a monthly basis, after establishing reserves for estimated capital expenditures and working capital. Prior to 2009, they generally distributed all of their available cash quarterly, which lead to an accumulated cash balance at the end of each quarter. For the years ended December 31, 2009 and 2008, our subsidiaries distributed cash of approximately $62,020,000 and $53,757,000, respectively, to noncontrolling interest holders.

Cash provided by our operating activities, after noncontrolling interest, was $61,940,000 for the period ended December 31, 2009 and $70,845,000 for the period ended December 31, 2008. From 2008 to 2009, fee and other revenue collected increased by $19,963,000 due primarily to increased revenues from our acquisitions as well as timing of the collections of accounts receivable. Cash paid to employees, suppliers of goods and others increased by $16,679,000 in 2009. This fluctuation is primarily attributable to increased operating expenses from our acquisitions and timing of payments. Cash paid for acquisition related costs totaled $10,458,000 in 2009, primarily related to our Endocare acquisition. Per ASC No. 805, Business Combinations (“ASC 805”), (formerly SFAS 141R, Business Combinations), these acquisition related costs are now included in operating activities beginning January 1, 2009. In prior years, prior to the implementation of ASC 805, these costs were included in purchase of entities which is an investing activity.

Cash used by our investing activities for the year ended December 31, 2009, was $14,136,000. We purchased equipment and leasehold improvements totaling $11,702,000 in 2009. We used $3,528,000 to acquire Endocare (which is net of cash acquired) and to complete certain smaller acquisitions. Cash used by our investing activities for the year ended December 31, 2008, was $52,311,000. We used approximately $17 million to acquire our interest in AMPI and Uropath, as well as increase other partnership interests in certain litho partnerships and we used approximately $35 million to acquire the Ocean services contract. In addition, we purchased equipment and leasehold improvements totaling $11,779,000 in 2008.

Cash used in our financing activities for the year ended December 31, 2009, was $62,246,000, primarily due to distributions to noncontrolling interests of $62,020,000 and payments on notes payable of $10,986,000 partially offset by borrowings on notes payable of $12,997,000. Cash used in our financing activities for the year ended December 31, 2008, was $20,878,000, primarily due to distributions to noncontrolling interests of $53,757,000 and payments on notes payable of $14,508,000 partially offset by borrowings on our revolving line of credit of $50 million and on notes payable of $1,747,000.

Accounts receivable as of December 31, 2009 has increased $4,893,000 from December 31, 2008. This increase relates primarily to our Endocare acquisition, which increased accounts receivable by approximately $3.4 million, and significant growth across our Uropath and Claripath lab operations, as well as increases related primarily to higher revenues and the timing of collections.

Inventory as of December 31, 2009 totaled $12,498,000 and increased $3,655,000 from December 31, 2008, entirely related to our Endocare acquisition.

Senior Credit Facility

In March 2005, we refinanced our then existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver due in March 2010 and a $125 million senior secured term loan B (“term loan B”), due 2011. This loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We repaid the term loan B in July 2006 in full. In April 2008, we increased the revolving line of credit from $50 million to $60 million. In December 2009, we amended and restated our senior credit facility.

The amended and restated credit agreement extended the maturity date of the revolver to December 31, 2012, increased the borrowing rate, eliminated the interest coverage ratio covenant and replaced it with a fixed charge coverage ratio covenant, increased the dollar limit on stock repurchases by us from $10 million to $20 million (but making repurchases subject to our maintaining a total leverage ratio of 2.00 to 1.00), and other minor amendments. Except as described above, the terms of our original senior credit facility remain in effect under the amended and restated credit agreement.

As of December 31, 2009, we have drawn $44 million on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of December 31, 2009.

Other

Other long term debt. As of December 31, 2009, we had notes totaling $4.5 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at either a fixed rate ranging from four to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

Other long term obligations. At December 31, 2009, we had a long term obligation of $252,000 related to payments of $10,534 a month until December 2011 as consideration for a noncompetition agreement with a previous employee of our Endocare division and an obligation totaling $22,000 related to payments of $3,333 per month until July 15, 2010 as consideration for a noncompetition agreement with a previous employee.

General The following table presents our contractual obligations as of December 31, 2009 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt (1)	$48,519	$2,556	$45,442	$136	$385
Operating Leases (2)	11,445	3,011	4,999	2,681	754
Other contracts (3)	274	148	126	--	--
Total	$60,238	$5,715	$50,567	$2,817	$1,139
_____________________

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents non-compete obligations of $274, as described above.

In addition, the scheduled principal repayments for all long term debt as of December 31, 2009 are payable as follows:

($ in thousands)
2010	$2,556
2011	1,106
2012	44,336
2013	81
2014	55
Thereafter	385

Total	$48,519

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB updated FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The standard is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt this standard on January 1, 2010. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), (formerly SFAS No. 165, Subsequent Events). ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 during the second quarter of 2009 and its application did not affect our consolidated financial position, results of operations, or cash flows. We evaluated subsequent events through the date the accompanying financial statements were issued.

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

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), (formerly SFAS 141R, Business Combinations). ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of adopting ASC 805 will continue to be dependent on the future business combinations that we may pursue after its effective date. In 2009, we expensed approximately $2.4 million, of transaction costs related to acquisitions.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2009, we had long-term debt (including current portion) totaling $48,519,000, of which $3,928,000 had fixed rates of 4% to 9%, and $44,591,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $44,591,000. We make monthly or quarterly payments of principal and interest on $14,000 of the floating rate debt. An increase in interest rates of 1% would result in a $446,000 annual increase in interest expense on this existing principal balance.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Appendix A attached hereto.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

As of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Endocare, Inc., which is included in the 2009 consolidated financial statements of HealthTronics, Inc. and constituted 8% of total assets as of December 31, 2009 and 4% of revenues for the year then ended.

Ernst & Young, LLP, our independent registered public accounting firm, has audited our internal controls over financial reporting. The attestation report of Ernst & Young, LLP is included herein.

(c)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of HealthTronics, Inc.:

We have audited HealthTronics, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HealthTronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Endocare, Inc., which is included in the 2009 consolidated financial statements of HealthTronics, Inc. and subsidiaries and constituted 8% of total assets as of December 31, 2009 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of HealthTronics, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Endocare, Inc.

In our opinion, HealthTronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthTronics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of HealthTronics, Inc. and subsidiaries and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas March 8, 2010

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I of this Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                      INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The information required by this item is contained in Appendix A attached hereto.

(b) Exhibits. (1)

3.1 3.2 3.3 4.1 4.2 4.3 10.1 10.2 10.3* 10.4* 10.5* 10.6* 10.7* 10.8* 10.9* 10.10* 10.11*	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Annex D to the Rule 424(b)(3) joint proxy statement/prospectus, dated
October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004).
Amended and Restated Bylaws of the Company (incorporated by reference to Annex
E to the Rule 424(b)(3) joint proxy statement/prospectus, dated October 6, 2004, filed by HealthTronics with the SEC on October 7, 2004).
First Amendment to Bylaws of HealthTronics, Inc. (incorporated by reference to
Exhibit 3.1 of HealthTronics’ Current Report Form 8-K filed on December 17, 2007).
Specimen of Common Stock Certificate (filed as an Exhibit to the HSS Registration
Statement on Form S-4 (Registration No. 33-56900)).
Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Endocare, Inc.’s
Current Report on Form 8-K filed on March 16, 2005).
Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Endocare, Inc.’s
Current Report on Form 8-K filed on March 16, 2005).
Form of Indemnification Agreement dated October 11, 1993 between the Company and certain of its officers and directors (filed as an Exhibit to the Current Report on
Form 8-K of Prime dated October 18, 1993).
Release and Severance Agreement dated December 30, 2001 by and between Prime
Medical Services Inc. and Kenneth S. Shifrin (filed as an Exhibit to the Annual
Report on Form 10-K of Prime for the year ended December 31, 2001).
Amended and Restated 1993 Stock Option Plan, as amended June 18, 2002 (filed as an Exhibit to the Annual Report on Form 10-K of Prime for the year ended
December 31, 2002).
Prime Medical Services, Inc., 2003 Stock Option Plan (incorporated by reference to
Annex D of the Rule 424(b)(3) joint proxy statement/prospectus, dated January 7,
2004, filed by Prime with the SEC on January 8, 2004).
HealthTronics 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to HealthTronics’ Current Report on Form 8-K filed on January 25, 2005).
Form of Board Service and Release Agreement by and between HealthTronics and
Argil J. Wheelock, M.D. (filed as Exhibit 10.22 to the HSS Registration Statement on Form S-4 (Registration No. 333-117102)).
Board Service, Amendment and Release Agreement by and between HealthTronics and Kenneth S. Shifrin (incorporated by reference to the HSS Registration Statement on Form S-4 (Registration No. 333-117102)).
HSS Stock Option Plan - 2002 (incorporated by reference to Exhibit 10.1 of
HealthTronics’ Current Report on Form 8-K filed on January 25, 2005).
HSS Stock Option Plan - 2001 (incorporated by reference to Appendix A to HSS’
proxy statement filed with the SEC on April 18, 2001).
HSS Stock Option Plan - 2000 (incorporated by reference to Appendix A to HSS’
proxy statement filed with the SEC on April 25, 2000).
First Amendment to the HealthTronics, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to HealthTronics’ Quarterly Report on Form 10-Q for
the quarter ended June 30, 2005, filed on August 5, 2005).
41

10.12 10.13* 10.14* 10.15 10.16 10.17* 10.18 10.19 10.20 10.21* 10.22 10.23* 10.24*	Form of Indemnification Agreement for directors and certain officers of
HealthTronics (incorporated by reference to Exhibit 99.1 to HealthTronics’ Current
Report on Form 8-K filed on June 1, 2005).
First Amendment to Board Service and Release Agreement, dated as of March 2,
2006, by and between HealthTronics and Argil J. Wheelock, M.D. (incorporated by reference to Exhibit 10.1 of HealthTronics’ Current Report on Form 8-K filed on
March 8, 2006).
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
Lease Agreement dated May 19, 2008, by and between HealthTronics, Inc. and HEP-
Davis Spring, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K filed with the Securities and Exchange Commission on
June 20, 2008).
Stock Purchase Agreement, dated as of October 10, 2008, by and between
HealthTronics, Inc. and Atlantic Urological Associates, P.A (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2008).
Executive Employment Agreement, effective August 15, 2007, by and between
HealthTronics, Inc. and Clayton H. Duncan (incorporated by reference to
Exhibit 10.35 of the Company’s 10-K filed with the Securities and Exchange
Commission on March 10, 2009).
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
Executive Employment Agreement, effective July 30, 2009, by and between
HealthTronics, Inc. and Clint B. Davis (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filed with the Securities and Exchange Commission on
November 6, 2009).

10.25 10.26* 10.27* 10.28 10.29* 10.30* 10.31* 10.32* 10.33* 10.34* 21.1 23.1 31.1 31.2 32.1 32.2	Second Amendment to Lease Agreement, dated as of August 20, 2009, between
HEP-Davis Spring, L.P. as landlord and HealthTronics, Inc. as tenant (incorporated by reference to Exhibit 10.2 of the Company’s 10-Q filed with the Securities and
Exchange Commission on November 6, 2009).
Amended and Restated Executive Employment Agreement, dated as of November 5,
2009, by and between HealthTronics, Inc. and James Whittenburg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).
Executive Employment Agreement, dated as of November 30, 2009, by and between
HealthTronics, Inc. and Richard A. Rusk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and
Exchange Commission on November 30, 2009).
Credit Agreement, dated as of December 29, 2009, among HealthTronics, Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative
Agent, J.P. Morgan Securities, Inc., as Arranger, and Bank of America, N.A., as
Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K filed with the Securities and Exchange Commission on
December 29, 2009).
Executive Employment Agreement, effective November 23, 2009, by and between
HealthTronics, Inc. and Scott Herz (filed herewith).
Executive Employment Agreement, effective December 21, 2009, by and between
HealthTronics, Inc. and Laura Miller (filed herewith).
Form of Incentive Stock Option Agreement (filed herewith).
Form of Nonstatutory Stock Option Agreement (filed herewith).
Form of Restricted Stock Award Agreement (filed herewith).
Form of Director Restricted Stock Award Agreement (filed herewith).
List of subsidiaries of the Company (filed herewith).
Consent of Independent Registered Public Accounting Firm (filed herewith).
Certification of Chief Executive Officer (filed herewith).
Certification of Chief Financial Officer (filed herewith).
Certification of Chief Executive Officer (filed herewith).
Certification of Chief Financial Officer (filed herewith).

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

HEALTHTRONICS, INC. By: /s/ James S. B. Whittenburg James S. B. Whittenburg, Chief Executive Officer and President (Principal Executive Officer) Date: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Date: By: Date: By: Date: By: Date: By: Date: By: Date:	/s/ James S. B. Whittenburg
James S. B. Whittenburg,
Chief Executive Officer and
President (Principal Executive Officer)
and Director

March 8, 2010

/s/ Richard A. Rusk
Richard A. Rusk,
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 8, 2010

/s/ R. Steven Hicks
R. Steven Hicks, Non-executive Chairman of the Board

March 8, 2010

/s/ Donny R. Jackson
Donny R. Jackson, Director

March 8, 2010

/s/ Timothy J. Lindgren
Timothy J. Lindgren, Director

March 8, 2010

/s/ Ken S. Shifrin
Ken S. Shifrin, Director

March 8, 2010
44

By: Date:	/s/ Argil J. Wheelock, M.D. Argil J. Wheelock, M.D., Director March 8, 2010
45

APPENDIX A

INDEX
Page

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

     Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

     Consolidated Balance Sheets at December 31, 2009 and 2008.

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009,

     2008 and 2007.

     Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

     Notes to Consolidated Financial Statements.
A-2 A-3 A-4 A-6 A-7 A-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of HealthTronics, Inc.:

We have audited the accompanying consolidated balance sheets of HealthTronics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthTronics, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthTronics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010, expressed an unqualified opinion thereon.

/s/: Ernst & Young LLP

Austin, Texas
March 8, 2010

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)	Years Ended December 31,
	2009	2008	2007
Revenues	$185,330	$165,942	$140,418
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	90,660	75,679	64,715
Gross profit	94,670	90,263	75,703

Operating expenses:
Selling, general and administrative	24,046	20,006	15,884
Impairment charges	--	144,000	20,800
Depreciation and amortization	14,544	12,363	11,107
Total operating expenses	38,590	176,369	47,791

Operating income (loss)	56,080	(86,106)	27,912

Other income (expenses):
Interest and dividends	101	1,233	1,146
Interest expense	(1,576)	(1,077)	(829)
	(1,475)	156	317
Income (loss) from continuing operations before provision
for income taxes	54,605	(85,950)	28,229

Provision for income taxes	2,837	(11,516)	(2,854)

Consolidated net income (loss) from continuing operations	51,768	(74,434)	31,083

Loss from discontinued operations, net of tax	--	--	(147)

Consolidated net income (loss)	51,768	(74,434)	30,936

Less: Net income attributable to noncontrolling interest	(55,684)	(54,259)	(45,568)

Net loss attributable to HealthTronics, Inc.	$(3,916)	$(128,693)	$(14,632)

Basic earnings per share attributable to HealthTronics, Inc.:
Loss from continuing operations	$(0.10)	$(3.53)	$(0.41)
Loss from discontinued operations	--	--	--
Net loss attributable to HealthTronics, Inc.	$(0.10)	$(3.53)	$(0.41)
Weighted average shares outstanding	39,135	36,499	35,421

Diluted earnings per share attributable to HealthTronics, Inc.:
Loss from continuing operations	$(0.10)	$(3.53)	$(0.41)
Loss from discontinued operations	--	--	--
Net loss attributable to HealthTronics, Inc.	$(0.10)	$(3.53)	$(0.41)
Weighted average shares outstanding	39,135	36,499	35,421

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$8,412	$22,854
Accounts receivable, less allowance for doubtful
accounts of $2,722 in 2009 and $2,485 in 2008	32,580	27,687
Other receivables	1,207	1,410
Prepaid expenses and other current assets	3,306	2,895
Inventory	12,498	8,843
Total current assets	58,003	63,689

Property and equipment:
Equipment, furniture and fixtures	60,696	55,050
Building and leasehold improvements	9,139	8,254
	69,835	63,304
Less accumulated depreciation and
amortization	(36,954)	(30,535)
Property and equipment, net	32,881	32,769

Other investments	1,850	1,819
Goodwill	103,282	93,620
Intangible assets, net	48,993	40,278
Other noncurrent assets	4,110	2,211
	$249,119	$234,386

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except share data)	December 31,
	2009	2008
LIABILITIES

Current liabilities:
Current portion of long-term debt	$2,556	$2,490
Accounts payable	4,679	6,468
Accrued expenses	13,130	9,316
Total current liabilities	20,365	18,274

Long-term debt, net of current portion	45,963	43,897
Other long term obligations	3,373	1,765
Deferred income taxes	6,002	3,355
Total liabilities	75,703	67,291

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 shares authorized: 47,556,430 shares issued and 45,584,108 shares outstanding in 2009 and 39,494,314 shares
issued and 37,618,206 shares outstanding in 2008	226,722	211,667
Accumulated deficit	(91,768)	(87,852)
Treasury stock, at cost, 1,972,322 shares in 2009 and 1,876,108 shares in 2008	(4,564)	(4,443)
Total HealthTronics, Inc. shareholders' equity	130,390	119,372
Noncontrolling interest	43,026	47,723
Total Equity	173,416	167,095
	$249,119	$234,386

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 2009, 2008 and 2007

($ in thousands, except share data)	Issued Common Stock			Treasury Stock
	Shares	Amount	Accumulated Earnings (Deficit)	Shares	Amount	Non- Controlling Interest	Total
Balance, December 31, 2006	35,475,236	$200,941	$55,473	(95,405)	$(897)	$30,104	$285,621
Net Income (loss)	--	--	(14,632)	--	--	45,568	30,936
Distributions paid to noncontrolling interest	--	--	--	--	--	(35,210)	(35,210)
Sale of subsidiary interest to
noncontrolling interest	--	--	--	--	--	3,253	3,253
Purchase of subsidiary interest from
noncontrolling interest	--	--	--	--	--	(2,062)	(2,062)
Contribution of treasury stock	--	--	--	45,266	425	--	425
Share-based compensation	135,000	1,108	--	--	--	--	1,108

Balance, December 31, 2007	35,610,236	202,049	40,841	(50,139)	(472)	41,653	284,071
Net Income (loss)	--	--	(128,693)	--	--	54,259	(74,434)
Distributions paid to noncontrolling interest	--	--	--	--	--	(53,626)	(53,626)
Sale of subsidiary interest to
noncontrolling interest	--	--	--	--	--	6,725	6,725
Purchase of subsidiary interest from
noncontrolling interest	--	--	--	--	--	(1,288)	(1,288)
Issuance of stock for acquisitions	1,987,486	6,737	--	--	--	--	6,737
Purchase of treasury stock	--	--	--	(1,763,580)	(3,971)	--	(3,971)
Share-based compensation	1,896,592	2,881	--	(62,389)	--	--	2,881

Balance, December 31, 2008	39,494,314	211,667	(87,852)	(1,876,108)	(4,443)	47,723	167,095
Net Income (loss)	--	--	(3,916)	--	--	55,684	51,768
Distributions paid to noncontrolling interest	--	--	--	--	--	(62,388)	(62,388)
Sale of subsidiary interest to
noncontrolling interest	--	--	--	--	--	5,324	5,324
Purchase of subsidiary interest from
noncontrolling interest	--	(1,162)	--	--	--	(3,317)	(4,479)
Issuance of stock for acquisitions	7,398,396	13,217	--	--	--	--	13,217
Purchase of treasury stock	--	--	--	(51,714)	(121)	--	(121)
Share-based compensation	663,720	3,000	--	(44,500)	--	--	3,000

Balance, December 31, 2009	47,556,430	$226,722	$(91,768)	(1,972,322)	$(4,564)	$43,026	$173,416

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$187,828	$167,865	$144,821
Cash paid to employees, suppliers of goods and others	(112,618)	(95,939)	(82,361)
Cash paid for acquisition related costs	(10,458)	--	--
Interest received	101	1,233	1,146
Interest paid	(1,517)	(990)	(835)
Taxes paid	(1,396)	(1,324)	(538)
Discontinued operations	--	--	(356)
Net cash provided by operating activities	61,940	70,845	61,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	(3,528)	(49,487)	(11,829)
Purchases of equipment and leasehold improvements	(11,702)	(11,779)	(9,469)
Proceeds from sales of assets	1,125	9,165	1,224
Other	(31)	(210)	(18)
Discontinued operations	--	--	1,335
Net cash used in investing activities	(14,136)	(52,311)	(18,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	12,997	51,747	2,546
Payments on notes payable, exclusive of interest	(10,986)	(14,508)	(5,760)
Distributions to noncontrolling interest	(62,020)	(53,757)	(42,736)
Contributions by noncontrolling interest, net of buyouts	(2,116)	(389)	389
Purchase of treasury stock	(121)	(3,971)	--
Discontinued operations	--	--	(20)
Net cash used in financing activities	(62,246)	(20,878)	(45,581)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,442)	(2,344)	(2,461)
Cash and cash equivalents, beginning of period, includes cash
from discontinued operations of $(198) for 2007	22,854	25,198	27,659
Cash and cash equivalents, end of period	$8,412	$22,854	$25,198

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2009	2008	2007
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$51,768	$(74,434)	$30,936
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation and amortization	14,544	12,363	11,107
Provision for uncollectible accounts	522	145	(108)
Provision for deferred income taxes	2,647	(12,180)	(624)
Non-cash share-based compensation	3,000	2,881	1,534
Impairment charges	--	144,000	20,800
Other	295	(1,112)	70
Discontinued Operations	--	--	(117)
Changes in operating assets and liabilities,
net of effect of purchase transactions:
Accounts receivable	(526)	(1,360)	1,008
Other receivables	250	1,399	(1,124)
Inventory	3,344	242	1,282
Other assets	608	900	744
Accounts payable	(5,665)	(1,314)	(579)
Accrued expenses	(8,847)	(685)	(3,052)
Total adjustments	10,172	145,279	30,941
Net cash provided by operating activities	$61,940	$70,845	$61,877

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

($ in thousands)	Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL INFORMATION OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
At December 31, the Company had accrued distributions payable to noncontrolling interests. The effect of this transaction was as follows:
Current liabilities increased by	$40	$95	$226
Noncontrolling interest decreased by	40	95	226

In 2009, the Company acquired three cryosurgical partnerships and a company that manufactures devices, consumables and
provides related services for the cryosurgical industry. The net assets and liabilities acquired were as follows:
Current assets increased by	14,766	--	--
Noncurrent assets increased by	13,160	--	--
Goodwill increased by	9,662	--	--
Current liabilities increased by	16,810	--	--
Other long-term obligations increased by	1,443	--	--

In 2008, the Company acquired three lithotripsy partnerships, a cryosurgical company, a pathology lab and an IGRT
services operation. The net assets and
liabilities acquired were as follows:
Current assets increased by	--	6,456	--
Noncurrent assets increased by	--	3,812	--
Goodwill increased by	--	26,995	--
Current liabilities increased by	--	4,941	--
Other long-term obligations increased by	--	906	--
Noncontrolling interest increased by	--	5,825	--

In 2007, the Company acquired two lithotripsy partnerships and sold three lithotripsy partnerships. The net assets and
liabilities acquired/sold were as follows:
Current assets increased by	--	--	580
Noncurrent assets increased by	--	--	1,816
Goodwill increased by	--	--	9,044
Current liabilities increased by	--	--	380
Other long-term obligations decreased by	--	--	354
Noncontrolling interest increased by	--	--	802

See accompanying notes to consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   ORGANIZATION AND OPERATION OF THE COMPANY

We provide healthcare services and medical devices, primarily for the urology community.

Lithotripsy Services. Our lithotripsy services are provided principally through limited partnerships and other entities that we manage, which use lithotripsy devices. In 2009, physicians who are affiliated with us used our lithotripters to perform approximately 50,000 procedures in the U.S. We do not render any medical services. Rather, the physicians do.

As the general partner of limited partnerships or the manager of other types of entities, we also provide services relating to operating our lithotripters, including scheduling, staffing, training, quality assurance, regulatory compliance, and contracting with payors, hospitals, and surgery centers.

Prostate treatment services. We provide treatments for benign and cancerous conditions of the prostate. In treating benign prostate disease, we deploy three technologies: (1) photo-selective vaporization of the prostate (PVP), (2) trans-urethral needle ablation (TUNA), and (3) trans-urethral microwave therapy (TUMT) in certain partnerships. All three technologies apply an energy source which reduces the size of the prostate gland. For treating prostate and other cancers, we use a procedure called cryosurgery, a process which uses a double freeze thaw cycle to destroy cancer cells. In April 2008, we acquired Advanced Medical Partners, Inc. (“AMPI”), which significantly expanded our cryosurgery partnership base. In July 2009, we acquired Endocare, Inc. (“Endocare”) which is a medical device company focused on developing, manufacturing and selling cryoablation products. Our prostate treatment services are also provided principally through limited partnerships and other entities that we manage, which use equipment to perform the treatments. Benign prostate disease and cryosurgery cancer treatment services are billed in the same manner as our lithotripsy services under either retail or wholesale contracts. We also provide services relating to operating the equipment, including scheduling, staffing, training, quality assurance, regulatory compliance and contracting.

Radiation therapy services. We also provide image guided radiation therapy (IGRT) technical services for cancer treatment centers. Our IGRT technical services may relate to providing the technical (non-physician) personnel to operate a physician practice group’s IGRT equipment, leasing IGRT equipment to a physician practice group, providing services related to helping a physician practice group establish an IGRT treatment center, or managing an IGRT treatment center.

Anatomical pathology services. We also provide anatomical pathology services primarily to the urology community. We have one pathology lab located in Georgia, Claripath Laboratories, that provides laboratory detection and diagnosis services to urologists throughout the United States. In addition, in July 2008, we acquired Uropath LLC, which managed pathology laboratories located at Uropath sites for physician practice groups located in Texas, Florida and Pennsylvania. Through Uropath, we continue to provide administrative services to in-office pathology labs for practice groups and provide pathology services to physicians and practice groups with our lab equipment and personnel at our Uropath laboratory sites.

Medical products manufacturing, sales and maintenance. We, through our Endocare acquisition, manufacture and sell medical devices focused on minimally invasive technologies for tissue and tumor ablation through cryoablation, which is the use of lethal ice to destroy tissue, such as tumors, for therapeutic purposes. We develop and manufacture these devices for the treatment of prostate and renal cancers and we believe that our proprietary technologies have broad applications across a number of markets, including the ablation of tumors in the lung and liver and palliative intervention (treatment of pain associated with metastases). We also manufacture the related spare parts and consumables for these devices. We also sell and maintain lithotripters and related spare parts and consumables.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are headquartered in Austin, Texas and provide urology services in approximately 46 states.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance contained within ASC 810, Consolidation, (“ASC 810”), regarding noncontrolling interests, (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). As a result of the adoption of ASC 810, certain reclassifications have been made to 2008 and 2007 information to be consistent with the 2009 presentation. ASC 810 requires companies to report a noncontrolling interest in a subsidiary as equity. Additionally, companies are required to include amounts attributable to both the parent and the noncontrolling interest in the consolidated net income and provide disclosure of net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiaries, and entities more than 50% owned and limited partnerships or LLCs where we, as the general partner or managing member, exercise effective control, even though our ownership is less than 50%. The related governing agreements provide us with broad powers. The other parties do not participate in the management of the entity and do not have the substantial ability to remove us. Investment in entities in which our investment is less than 50% ownership and we do not have significant control are accounted for by the equity method if ownership is between 20%–50%, or by the cost method if ownership is less than 20%. We have reviewed each of the underlying agreements and determined we have effective control; however, if it was determined this control did not exist, these investments would be reflected on the equity method of accounting. Although this would change individual line items within our consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity attributable to common shareholders.

Cash Equivalents

We consider as cash equivalents demand deposits and all short-term investments with a maturity at date of purchase of three months or less.

Property and Equipment

Property and equipment are stated at cost. Major betterments are capitalized while normal maintenance and repairs are charged to operations. Depreciation is computed by the straight-line method using estimated useful lives of three to twenty years. Leasehold improvements are generally amortized over ten years or the term of the lease, whichever is shorter. When assets are sold or retired, the corresponding cost and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is credited or charged to operations. Depreciation expense for property and equipment was $11,678,000, $11,076,000 and $10,079,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Goodwill and Other Intangible Assets

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. The fair value of each reporting unit was estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data, and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA, and the estimated control premium a willing buyer is likely to pay.

Revenue Recognition

Our fees for urology services are recorded when the procedure is performed and are based on a contracted rate with a hospital (wholesale contract) or based on a contractual rate with commercial insurance carriers (retail contract), individual or state and federal health care agencies, net of contractual fee reduction. Management fees from limited partnerships are recorded monthly when earned. Distributions from cost basis investments are recorded when received and totaled $1,566,000, $1,508,000 and $1,321,000 in 2009, 2008 and 2007, respectively.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We provide anatomical pathology services primarily to the urology market place. Revenues from these services are recorded when the related laboratory procedures are performed. IGRT technical services are billed monthly and the related revenues are recognized as the related services are provided.

Major Customers and Credit Concentrations

For the years ending December 31, 2009, 2008 and 2007, we had no customers who exceeded 10% of consolidated revenues. Concentrations of credit risk with respect to cash relate to deposits held with banks in excess of insurance provided. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk. Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers, as well as their dispersion across many geographic areas. Other than as disclosed below, we do not consider ourselves to have any significant concentrations of credit risk. At December 31, 2009, approximately 18% relate to units in New York, 10% of accounts receivable relate to units operating in Texas, 8% relate to units operating in Georgia, 6% relate to units operating in Florida, 6% relate to units operating in Indiana, 6% relate to units operating in Pennsylvania, 5% relate to units in Louisiana, and 5% relate to units in Minnesota. At December 31, 2008, approximately 16% of accounts receivable relate to units operating in New York, 6% relate to units in Florida, 5% relate to units operating in Virginia, 5% relate to units operating in Minnesota, 5% related to units in Louisiana, and 5% relate to units in Indiana.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

($ in thousands)	Balance at Beginning of Year	Costs and Expenses	Deductions	Other	Balance at End of Year
Allowance for Doubtful Accounts:
2009	$2,485	$771	$(249)	$(285)	$2,722
2008	$2,368	$285	$(140)	$(28)	$2,485
2007	$2,166	$329	$(437)	$310	$2,368

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the average cost method and the first-in, first-out method in 2009 and the average cost method in 2008. Certain components that meet our manufacturing requirements are only available from a limited number of suppliers. The inability to obtain components as required or to develop alternative sources, if and as required in the future, could result in delays or reduction in product shipments, which in turn could have a material adverse effect on our manufacturing business, financial condition and results of operations.

As of December 31, 2009 and 2008, inventory consists of the following:

($ in thousands)	December 31, 2009	December 31, 2008
Raw Materials	$7,381	$5,993
Work in process	414	--
Finished Goods	4,703	2,850
	$12,498	$8,843

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

We have elected to use the modified prospective application method whereby ASC 718 applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date.

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

Earnings Per Share

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and non-vested stock awards. A reconciliation of such earnings per share data is as follows:

(In thousands, except per share data)	Net Loss	Wtd. Avg. No. of Shares	Per Share Amounts
For the year ended December 31, 2009

Basic	$(3,916)	39,135	$(0.10)
Effect of dilutive securities:
Options and non-vested shares		--	--
Diluted	$(3,916)	39,135	$(0.10)

For the year ended December 31, 2008

Basic	$(128,693)	36,499	$(3.53)
Effect of dilutive securities:
Options and non-vested shares		--	--
Diluted	$(128,693)	36,499	$(3.53)

For the year ended December 31, 2007

Basic	$(14,632)	35,421	$(0.41)
Effect of dilutive securities:
Options and non-vested shares		--	--
Diluted	$(14,632)	35,421	$(0.41)

Unexercised employee stock options and non-vested shares to purchase 3,699,000, 2,783,000 and 3,329,000 shares of our common stock as of December 31, 2009, 2008 and 2007, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of our common stock during the respective periods or we had a net loss in the respective period.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Pronouncements

In October 2009, the FASB updated FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The standard is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt this standard on January 1, 2010. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”), (formerly SFAS No. 165, Subsequent Events). ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 during the second quarter of 2009 and its application did not affect our consolidated financial position, results of operations, or cash flows. We evaluated subsequent events through the date the accompanying financial statements were issued.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), (formerly SFAS 141R, Business Combinations). ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of adopting ASC 805 will continue to be dependent on the future business combinations that we may pursue after its effective date. In 2009, we expensed approximately $2.4 million, of transaction costs related to acquisitions.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C.    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), (formerly, SFAS No. 142 Goodwill and Other Intangible Assets) effective January 1, 2002. Under this standard, we no longer amortize goodwill and indefinite life intangible assets, but those assets are subject to annual impairment tests.

The net carrying value of goodwill as of December 31, 2009 and 2008 is comprised of the following:

(in thousands)	Total
Balance, December 31, 2007	$217,505
Additions	26,995
Deletions	(6,880)
Impairments	(144,000)
Balance, December 31, 2008	$93,620
Additions	9,662
Deletions	--
Impairments	--
Balance, December 31, 2009	$103,282

In the fourth quarter of 2008, in connection with our annual goodwill impairment test, we recorded a goodwill impairment to our urology services reporting unit totaling $144 million. Although our core operations remain stable and reflect growth over the prior year, we adjusted certain assumptions in our discounted cash flow model to address the recent declines in our market capitalization, which had fallen significantly below our consolidated net assets. In addition, the market comparables component of our impairment test was negatively impacted by the current global economic crisis and global decline in the stock markets.

We record as goodwill the excess of the purchase price over the fair value of the net assets associated with acquired businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2009, we have two reporting units, urology services and anatomical pathology services. As of December 31, 2008, we had two reporting units, urology services and medical products. We test for impairment of goodwill at least annually, during the fourth quarter, at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based only on our controlling interest, the fair value also relates only to our controlling interest.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our discounted cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts and all amounts and assumptions used in preparing the financial forecasts were based on annual financial forecasts developed internally by management for use in managing our business. Our independent valuation firm utilized this information to assist us in calculating the fair value of the company. For our December 31, 2009 forecast, the significant assumptions of these five-year forecasts included annual revenue growth rates ranging from 3.5% to 8.2% and from 5.0% to 116% for the urology services and anatomical pathology reporting units, respectively. The future cash flows were discounted to present value using a mid-year convention and a discount rate of 13% for the urology services and 15.0% for the anatomical pathology reporting unit. Terminal values for the reporting units were calculated using a Gordon growth methodology with a long-term growth rate of 3.0% for the urology services reporting unit and 4.0% for the anatomical pathology reporting unit. The future terminal values of the urology services and anatomical pathology reporting units were $253 million and $39 million respectively at December 31, 2009.

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

The significant assumptions used in determining fair values of reporting units using comparable company market values include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT, and EBITDA, and the estimated control premium a willing buyer is likely to pay.

As of December 31, 2009 and 2008, we had $4 million in indefinite life intangible assets related to the HealthTronics brand name. Other intangible assets as of December 31, 2009 and 2008, subject to amortization expense, are comprised of the following (in thousands):

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2009
Finite life intangibles:
IGRT services contract	20.0	$35,245	$2,195	$33,050
Endocare brand name,
patents, and other	12.8	10,845	391	10,454
Non-compete agreements, hospital
contracts, and patents	2.1	3,914	2,425	1,489
Total		$50,004	$5,011	$44,993

December 31, 2008
Finite life intangibles:
IGRT services contract	20.0	$35,245	$617	$34,628
Non-compete agreements, hospital
contracts, and patents	4.3	3,751	2,101	1,650
Total		$38,996	$2,718	$36,278

Amortization expense for other intangible assets with finite lives was $2,866,000, $1,286,000 and $1,028,000 for the years ended December 31, 2009, 2008 and 2007, respectively. We estimate annual amortization expense for each of the five succeeding fiscal years as follows (in thousands):

Year	Amount
2010	$3,410
2011	3,116
2012	2,913
2013	2,770
2014	2,742
Thereafter	30,042

D.   ACQUISITIONS

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

Endocare’s revenues from the date the acquisition closed to December 31, 2009 were $7.4 million. Endocare had a pre-tax loss of $1 million for the same period. As a result of the acquisition, we recognized the following assets and liabilities:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)	Endocare
Current assets	$14,447
Property and equipment	1,506
Intangible assets	11,161
Goodwill	6,751
Other noncurrent assets	72
Total assets acquired	33,937

Current liabilities	16,630
Long-term liabilities	93
Total liabilities assumed	16,723
Net assets acquired	$17,214

The factors contributing to the recognition of goodwill are based upon several strategic and synergistic benefits that are expected to be realized from the combination of HealthTronics and Endocare. These benefits include the expectation that HealthTronics’ complementary products and technologies will broaden the urology platform and increase prominence in the urology market and increase HealthTronics’ position as a leading provider of urology services. HealthTronics also expects to realize substantial synergies and operating efficiencies. The combination should enable the combined company to operate on a more cost efficient and effective basis with anticipated cost reductions in administration, facilities, and services. The acquisition provides HealthTronics broader coverage within the United States, as well as increased scale and scope for further expanding operations through product development and complementary strategic transactions.

On September 25, 2009, we acquired US Surgical Services, LLC (“US Surgical”) for $400,000 in cash and an earn-out provision pursuant to which we could issue up to $1,350,000 in shares of our common stock. The actual number of shares issued, if any, cannot be determined until it is determined whether the earn-out provision requirements are met. Randy Wheelock, who is the brother of Argil Wheelock, one of the members of our Board of Directors, was one of the two 50% owners of US Surgical. Thus, in exchange for his 50% ownership interest in US Surgical, Randy Wheelock was paid $200,000 in cash and will be entitled to 50% of any earn-out consideration paid. In addition, in connection with this acquisition, we entered into a consulting agreement with Randy Wheelock pursuant to which he will provide consulting services to us for 15 months following closing in exchange for a payment of $10,000 per month. Based on our allocation of the purchase price, we recognized $1,750,000 of goodwill related to this transaction, all of which is tax deductible.

On September 30, 2009, we acquired INnMED, LLC (“INnMED”) for $784,000. INnMED is a company that provides cryoablation-related services to urologists and cryosurgical partnerships. Based upon our allocation of the purchase price, we recognized $350,000 of goodwill related to this transaction, all of which is tax deductible.

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

Our unaudited proforma combined income data for the periods ended December 31, 2009 and 2008, assuming the acquisitions were effective January 1 of each period, is as follows:

($ in thousands, except per share data)	2009	2008
Total revenues	$197,797	$207,735
Total expenses	207,853	340,086
Net loss attributable to HealthTronics, Inc.	$(10,056)	$(132,351)
Diluted earnings per share	$(0.22)	$(2.98)

E. FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts and estimated fair values of our significant financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,412	$8,412	$22,854	$22,854
Warrants/Common Stock	--	--	290	290

Financial liabilities:
Debt	$48,519	$48,519	$46,387	$46,387
Other long-term obligations	3,373	3,305	1,765	1,727

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

Debt

The carrying amount of our debt approximates fair value because it has a floating interest rate which reflects market changes in interest rates and contains variable interest premiums based on certain debt compliance ratios.

Other Long-Term Obligations

At December 31, 2009, we had $1,569,000 in long term deferred rent related to leaseholds at our new corporate office space in Austin, Texas. We are amortizing this deferred rent at a rate of $22,569 per month. At December 31, 2009, we had a long term obligation totaling $328,000 for restructuring costs related to the vacating of a leased property. Lease payments, net of the projected sublease income, totaling approximately $560,000 will continue until February 2013. At December 31, 2009, we had a long-term obligation of $1,350,000 representing our best estimate of an earn-out payment due in January of 2011 relating to an acquisition. At December 31, 2009, we had a long term obligation of $126,000 related to payments of $10,534 a month until December 2011 as consideration for a noncompetition agreement with a previous employee of our Endocare division. Leases have been recorded at fair value. We estimated the fair value of our long term obligations based on discounted cash flows, which is a level three analysis.

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. ACCRUED EXPENSES Accrued expenses consist of the following:

	December 31,
($ in thousands)	2009	2008
Accrued group insurance costs	$421	$304
Compensation and payroll related expense	7,120	3,339
Accrued interest	152	94
Accrued taxes	1,024	613
Accrued professional fees	246	317
Unearned revenues	1,213	1,181
Deferred Rent	226	396
Accrued distributions	109	95
Other	2,619	2,977
	$13,130	$9,316

G. INDEBTEDNESS Long-term debt is as follows:

($ in thousands)		December 31,
Interest Rates	Maturities	2009	2008
Floating	2009-2012	$44,591	$41,528
4%-9%	2009-2012	3,928	4,859
		$48,519	$46,387
Less current portion of long-term debt		2,556	2,490
		$45,963	$43,897

Senior Credit Facility

In March 2005, we refinanced our then existing revolving credit facility with a $175 million senior credit facility comprised of a five year $50 million revolver due in March 2010 and a $125 million senior secured term loan B (“term loan B”), due 2011. This loan bore interest at a variable rate equal to LIBOR + 1.25 to 2.25% or prime + .25 to 1.25%. We repaid the term loan B in July of 2006 in full. In April of 2008, we increased the revolving line of credit from $50 million to $60 million. In December 2009, we amended and restated our senior credit facility.

The amended and restated credit agreement extended the maturity date of the revolver to December 31, 2012, increased the borrowing rate, eliminated the interest coverage ratio covenant and replaced it with a fixed charge coverage ratio covenant, increased the dollar limit on stock repurchases by us from $10 million to $20 million (but making repurchases subject to our maintaining a total leverage ratio of 2.00 to 1.00), and other minor amendments. Except as described above, the terms of our original senior credit facility remain in effect under the amended and restated credit agreement.

As of December 31, 2009, we have drawn $44 million on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of December 31, 2009.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other long term debt

As of December 31, 2009, we had notes totaling $4.5 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. They bear interest at either a fixed rate of four to nine percent or LIBOR or prime plus a certain premium and are due over the next four years.

The stated principal repayments for all indebtedness as of December 31, 2009 are payable as follows (in thousands):

Year	Amount
2010	$2,556
2011	1,106
2012	44,336
2013	81
2014	55
Thereafter	385

H. COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

We sponsor a partially self-insured group medical insurance plan. The plan is designed to provide a specified level of coverage, with stop-loss coverage provided by a commercial insurer. Our maximum claim exposure is limited to $110,000 per person per policy year. At December 31, 2009, we had 350 employees enrolled in the plan. The plan provides non-contributory coverage for employees and contributory coverage for dependents. Our contributions totaled $3,722,000, $2,781,000 and $2,852,000, in 2009, 2008 and 2007 respectively.

We lease office space in several locations. Rent expense totaled $2,714,000, $2,445,000 and $1,757,000 for the years ended December 31, 2009, 2008 and 2007. Future annual rent expense under all noncancelable operating leases are as follows:

($ in thousands) Year	Amount
2010	$2,785
2011	2,327
2012	2,080
2013	1,129
2014	849
Thereafter	480

I. STOCK BASED COMPENSATION

On January 1, 2006, we adopted ASC 718, Stock Compensation (“ASC 718”), (formerly SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic valued method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant. We have elected to use the modified prospective application method such that ASC 718 applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date.

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

Share-based compensation expense recognized during the years ended December 31, 2009, 2008, and 2007 is related to awards granted prior to, but not yet fully vested as of, January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our performance-based non-vested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period. For our service-based non-vested stock awards, fair value is based on the fair value at the grant date.

Equity Incentive Plans

At December 31, 2009, we had seven separate equity compensation plans: the Prime Medical Services, Inc. (“Prime”) 1993 and 2003 stock option plans, the HealthTronics Surgical Services, Inc. (“HSS”) general, 2000, 2001 and 2002 stock option plans, and the HSS 2004 equity incentive plan. The plans, and all amendments thereto, had been approved by Prime’s and HSS’ shareholders, as the case may be. On November 10, 2004, Prime completed a merger with HSS pursuant to which Prime merged with and into HSS with HealthTronics, Inc. as the surviving corporation. Options granted under the plans shall terminate no later than ten years from the date the option is granted, unless the option terminates sooner by reason of termination of employment, disability or death. Options may vest immediately or over one to five years.

The following table sets forth certain information as of December 31, 2009 about our equity compensation plans:

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(a)	(b)	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
Prime 1993 stock option plan	65,666	$7.79	--

Prime 2003 stock option plan	69,000	$5.61	--

HSS equity incentive plan and stock
option plans	2,653,283	$5.93	1,776,237

Other equity compensation plans
approved by our security holders	N/A	N/A	N/A

To calculate the compensation cost that was recognized under ASC 718 for the three years ended December 31, 2009, 2008, and 2007, we used the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted. For December 31, 2009 and 2007, respectively: risk-free interest rates were 0.65% and 4.6%; dividend yields were 0%; volatility factors of the expected market price of our common stock were 65% and 47%; and a weighted-average expected life of the option of 6 years. There were no options granted in the year ended December 31, 2008.

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent expected term. We have not paid dividends in the past and do not plan to pay any dividends in the future. We utilized the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission, (the SEC Staff’s interpretation of ASC 718) relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period. This simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. We have used this method in determining the expected term of all options granted after December 31, 2005. We have determined volatility using historical stock prices over a period consistent with the expected term of the option. We recognize compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

As of December 31, 2009, total unrecognized share-based compensation cost related to unvested stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. We also had $2.2 million of unrecognized compensation costs related to non-vested stock awards as of December 31, 2009, which is expected to be recognized over a weighted average period of approximately 1.5 years. For the years ended December 31, 2009, 2008, and 2007, we have included approximately $3,000,000, $2,881,000, and $1,108,000, respectively, for share-based compensation cost in the accompanying consolidated statement of income.

In 2009, we granted a total of 619,733 of non-vested shares under our 2004 Equity Incentive Plan. 386,975 shares vest 25% on each of the first four anniversaries of the grant date. 151,293 shares vest based on the achievement of the performance targets outlined below. 81,465 shares vest 25% on each of the first four anniversaries of the grant date; however, their vesting can be accelerated if the following performance targets are reached. All of the shares granted in 2009 that vest per the performance targets below have a two year service requirement regardless of the performance targets being met. In 2009, 43,987 shares were issued to board members for board related fees.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Activity and pricing information regarding all stock options to purchase shares of our common stock are summarized as follows:

	2009		2008		2007
	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price	Options (000)	Weighted Average Exercise Price
Outstanding at beginning of year	2,559	$7.03	3,194	$7.07	3,908	$7.32
Granted	650	2.44	--	--	245	5.82
Exercised	--	--	--	--	--	--
Cancelled	(387)	7.26	(399)	7.60	(552)	8.07
Forfeited	(34)	3.98	(236)	6.61	(407)	7.38
Outstanding at end of year	2,788	$5.97	2,559	$7.03	3,194	$7.07
Exercisable at end of year	2,029	$7.04	2,182	$7.13	2,049	$7.35
Weighted-average fair value of
options granted during the period	$1.45		N/A		$2.99

During the year ended December 31, 2009, there were no exercises of options to purchase common stock and the total fair value of shares vested during 2009 was $793,000. During the year ended December 31, 2008, there were no exercises of options to purchase common stock and the total fair value of shares vested during 2008 was $1,153,000. During the year ended December 31, 2007, there were no exercises of options to purchase common stock and the total fair value of shares vested during 2007 was $966,000.

During the year ended December 31, 2009, 2008, and 2007 there was no financing cash generated from share-based compensation arrangements for the purchase of shares upon exercise of options. We issue new shares upon exercise of options to purchase our common stock.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information regarding options outstanding for all plans as of December 31, 2009, is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options (000)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 - $4.24	633	9.9 years	$2.44	--	N/A	$--
$4.25 - $6.49	254	5.2 years	5.87	209	4.8 years	5.94
$6.50 - $6.99	1,242	4.7 years	6.64	1,185	4.6 years	6.64
$7.00 - $7.50	355	5.7 years	7.38	331	5.7 years	7.39
$7.51 - $9.50	140	4.1 years	7.85	140	4.1 years	7.85
$9.51 - $13.69	164	3.3 years	9.93	164	3.3 years	9.93
	2,788		$5.97	2,029		$7.04
Aggregate intrinsic value (in thousands)	$127			$--

The aggregate intrinsic value in the table above is based on our closing stock price of $2.64 per share as of December 31, 2009.

A summary of the status of our nonvested shares as of December 31, 2009 and changes during the years ended December 31, 2009, 2008 and 2007 is as follows:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	--	$--
Granted	135	4.75
Vested	--	--
Forfeited	--	--
Nonvested at December 31, 2007	135	$4.75
Granted	1,897	2.52
Vested	(220)	3.52
Forfeited	(62)	3.22
Nonvested at December 31, 2008	1,750	$2.55
Granted	619	1.93
Vested	(278)	2.50
Forfeited	(50)	3.34
Nonvested at December 31, 2009	2,041	$2.34

J.   INCOME TAXES

We file a consolidated tax return with our wholly-owned subsidiaries and also own varying interests in numerous partnerships. A substantial portion of consolidated book income from continuing operations before provision for income taxes and noncontrolling interest is not taxed at the corporate level as it represents income attributable to other partners who are responsible for the tax on that income. Accordingly, only the portion of income from these partnerships attributable to our ownership interests is included in taxable income in the consolidated tax return and financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) consists of the following:

	Years Ended December 31,
($ in thousands)	2009	2008	2007
Federal:
Current	$--	$--	$--
Deferred	2,803	(8,147)	(2,878)
State:
Current	190	202	212
Deferred	(193)	(3,643)	(401)
Foreign
Current	--	--	--
Deferred	37	72	213
	$2,837	$(11,516)	$(2,854)

A reconciliation between the statutory rate and the effective tax rate on income from operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Stautory Rate	35.0%	35.0%	35.0%
Foreign jurisdiction statutory income tax rate	0.1%	--	(0.3)%
State taxes, net of federal tax effect	--	2.6%	--
Change in valuation allowance	5.1%	(17.3)%	--
Goodwill impairment	--	(28.7)%	12.7%
Other	0.5%	0.2%	(1.0)%
Effective tax rate (excluding noncontrolling interests)	40.7%	(8.2)%	46.4%
(Income) Loss attributable to noncontrolling interests	(35.5)%	21.6%	(56.5)%
	5.2%	13.4%	(10.1)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
($ in thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforward	$44,804	$34,395
Capital loss carryforward	180	--
Allowance for bad debts	21	32
State deferred taxes	3,826	3,792
FAS 123(R) expense	1,771	1,129
AMT Credit	789	789
HTRN acquired built-in losses	2,787	4,331
Capitalized costs	4,536	1,384
Accrued expenses deductible for tax purposes when paid	1,591	733
Total gross deferred tax assets	60,305	46,585
Less valuation allowance	(54,275)	(46,585)
Net deferred tax assets	6,030	--

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(2,982)	(1,212)
Intangible assets, principally due to differences in amortization periods for tax purposes	(9,050)	(2,143)
Total gross deferred tax liability	(12,032)	(3,355)
Net deferred tax liability	$(6,002)	$(3,355)

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In assessing the realizablity of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax planning strategies in making this assessment. In the fourth quarter of 2008, primarily as a result of a goodwill impairment charge, the Company incurred a cumulative book loss for the most recent three year period. Management considers a cumulative loss for the most recent three year period to be a negative indicator as to the realizability of deferred tax assets based upon future taxable income. In 2009, the Company continued to have a cumulative book loss for the most recent three year period. Based on these criteria, management believes it will not realize the benefits of these deductible differences; accordingly, we have recorded a full valuation allowance at December 31, 2009 and 2008.

At December 31, 2009 and 2008, we have federal net operating loss carry forwards of $112,245,000 and $107,544,000, respectively, which are available to offset future taxable income, if any, through 2029. These federal net operating losses are a combination of losses that we acquired through the acquisition of other companies and through our own operations. In addition, we have an alternative minimum tax credit carry forward at December 31, 2009 of $511,000, which is available to offset future federal regular income taxes, if any, over an indefinite period. We also have state net operating loss carry forwards that are available to offset future state taxable income, if any.

In 2009, we acquired Endocare, Inc. As a part of the acquisition, we acquired Endocare’s federal net operating loss of $145 million. Due to the change in ownership, our utilization of the net operating loss is limited under Section 382 of the Internal Revenue Code. When applying the Section 382 limits, our utilization of Endocare’s net operating loss is limited to $771,000 per year through 2029.

In 2004, we acquired HealthTronics Surgical Services, Inc. (HealthTronics). As a part of the acquisition, we acquired HealthTronics’ federal net operating losses and other built-in losses. At December 31, 2009, the federal net operating losses and other built-in losses were $20.6 million and $7.7 million, respectively. Due to the change in ownership in 2004, our utilization of the net operating loss and other built-in losses were limited under Section 382 of the Internal Revenue Code. When applying the Section 382 limits, our utilization of HealthTronics’ net operating losses is limited to $2,014,500 per year through 2027.

The federal net operating losses that we have generated through our own operations total $91.4 million. These net operating losses are available to offset future taxable income, if any, through 2029.

In 2008, the Internal Revenue Service completed examinations of our income tax returns for 2000 to 2006. The examination of these returns was the result of an examination of refund claims we submitted to the Internal Revenue Service totaling $4.3 million related to HealthTronics filings. In October 2008, we received $5.2 million from the Internal Revenue Service representing $4.3 million for our refund claim and $0.9 million in interest income. The tax refund of $4.3 million and interest income of $0.2 million was recorded as a reduction of goodwill while the interest income earned subsequent to the acquisition of HealthTronics, totaling $0.7 million, was recorded as interest income in the income statement. As a result of the completion of the examination of these returns in 2008, we recorded tax benefits of $31.70 million in net operating losses and built-in losses with a corresponding valuation allowance related to HealthTronics.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective January 1, 2007, we adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”), (formerly FIN No. 48 Accounting for Uncertainty in Income Taxes). ASC 740-10 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. Adoption of ASC 740-10 on January 1, 2007 did not result in a cumulative effect adjustment to our retained earnings.

At January1, 2008, we had an unrecognized tax benefit of $2.3 million. As a result of the Internal Revenue Service examination in 2008, this amount was settled. Accordingly, there were no unrecognized tax benefits at December 31, 2009 or 2008.

Our continuing practice is to recognize interest and penalty expense in operating expenses. We expensed no penalties and interest for the years ended December 31, 2009 and 2008. Our federal returns for 2007, 2008 and 2009 are subject to examination by the Internal Revenue Service. Additionally, various state income tax returns are subject to examinations for years 2006, 2007, 2008, and 2009.

Deferred taxes are not provided on undistributed earnings of foreign subsidiaries because such earnings are expected to be indefinitely reinvested outside the United States. If these amounts were not considered permanently reinvested, a cumulative deferred tax liability approximating $50,000 and $87,000 would be provided for in 2009 and 2008, respectively.

K.   SEGMENT REPORTING

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

In the fourth quarter of 2006, we committed to a plan to sell our Rocky Mountain Prostate Thermotherapies (“RMPT”) business. In July 2007, we entered into a purchase agreement to sell the RMPT business for $1.35 million. This sale closed on September 28, 2007. Accordingly, we have included its results from operations in discontinued operations.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details selected financial information included in loss from discontinued operations in the consolidated statements of income for December 31, 2007.

Consolidated Statements of Income
($ in thousands)	2007
For the Year Ended December 31

Revenue
Rocky Mountain Prostate Thermotherapies	$3,268
HIFU	--
Cost of services
Rocky Mountain Prostate Thermotherapies	(3,739)
HIFU	(216)
Depreciation and amortization
Rocky Mountain Prostate Thermotherapies	--
HIFU	(3)
Income (loss) from discontinued operations	$(690)

($ in thousands)	2007
Gain on Sale of Rocky Mountain Prostate Thermotherapy	$451
Loss from discontinued operations	(690)
Income tax benefit on discontinued operations	92
Loss from discontinued operations, net of tax	$(147)

The gain on sale of Rocky Mountain Prostate Thermotherapy, noted above, includes a charge to goodwill of $3.25 million.

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

We purchased debt of HMT AG in the first quarter of 2005. We paid $1.3 million and incurred certain contingent obligations in the amount of $350,000 in return for assignment of a $5.1 million claim against HMT AG held by a foreign bank. In addition to the claim, we also received an assignment from the bank of a pledge of HMT AG’s accounts receivable that secured the $5.1 million claim. Through December 31, 2009, we had recovered approximately $2.8 million. Any additional recoveries in the future will be recorded as income when received.

K.   VARIABLE INTEREST ENTITIES

We have determined that one of our consolidated partnerships, acquired in the HSS merger and in which we have a 20% interest, has certain related party relationships with two Variable Interest Entities (VIE), and in accordance with ASC 810, has consolidated those entities. As a result of consolidating the VIEs, of which the partnership is the primary beneficiary, we have recognized noncontrolling interest of approximately $800,000 on our consolidated balance sheets at December 31, 2009 and 2008, which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets. Rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected on our consolidated balance sheet as of December 31, 2009 and 2008 are $4.3 million and $4 million, respectively, of VIE assets, representing all of the assets of the VIEs. The VIEs assist the partnership in providing urological services, minimally invasive prostate treatments, and other services in the Greater New York metropolitan area.

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

