Form 10-Q
period 2010-03-31
HEALTHTRONICS, INC.
filed 2010-05-10
CIK 1018871

_______________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, no par value	Number of Shares Outstanding at May 1, 2010 45,572,663

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

($ in thousands, except per share data)	Three Months Ended March 31,
	2010	2009
Revenues	$48,389	$43,612
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	22,468	21,307
Gross profit	25,921	22,305

Operating expenses
Selling, general and administrative	6,317	4,556
Depreciation and amortization	4,009	3,478
Total operating expenses	10,326	8,034

Operating income	15,595	14,271

Other income (expenses):
Interest and dividends	36	50
Interest expense	(506)	(290)
	(470)	(240)

Income from continuing operations before
provision for income taxes	15,125	14,031

Provision for income taxes	315	313

Consolidated net income	14,810	13,718

Less: Net income attributable to noncontrolling interest	(12,489)	(13,328)

Net income attributable to HealthTronics, Inc.	$2,321	$390

Basic earnings per share attributable to HealthTronics, Inc.:
Net income attributable to HealthTronics, Inc.	$0.05	$0.01
Weighted average shares outstanding	43,665	35,892

Diluted earnings per share attributable to HealthTronics, Inc.:
Net income attributable to HealthTronics, Inc.	$0.05	$0.01
Weighted average shares outstanding	44,038	35,966

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

($ in thousands)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,618	$8,412
Accounts receivable, less allowance for doubtful
accounts of $2,577 in 2010 and $2,722 in 2009	31,216	32,580
Other receivables	1,476	1,207
Prepaid expenses and other current assets	4,640	3,306
Inventory	11,216	12,498
Total current assets	54,166	58,003
Property and equipment:
Equipment, furniture and fixtures	61,696	60,696
Building and leasehold improvements	9,170	9,139
	70,866	69,835
Less accumulated depreciation and
amortization	(39,592)	(36,954)
Property and equipment, net	31,274	32,881

Other investments	1,850	1,850
Goodwill	103,282	103,282
Intangible assets, net	48,110	48,993
Other noncurrent assets	3,628	4,110
	$242,310	$249,119

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

($ in thousands, except share data)	March 31, 2010	December 31, 2009
LIABILITIES

Current liabilities:
Current portion of long-term debt	$1,931	$2,556
Accounts payable	3,406	4,679
Accrued expenses	11,078	13,130

Total current liabilities	16,415	20,365

Long-term debt, net of current portion	42,895	45,963
Other long term obligations	1,865	3,373
Deferred income taxes	6,503	6,002

Total liabilities	67,678	75,703

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 30,000,000 shares authorized: none outstanding
Common stock, no par value, 70,000,000 shares authorized: 47,561,034 shares issued and 45,573,358 shares outstanding in 2010 and 47,556,430 shares
issued and 45,584,108 shares outstanding in 2009	227,190	226,722
Accumulated deficit	(89,447)	(91,768)
Treasury stock, at cost, 1,987,676 shares in 2010 and 1,972,322 shares in 2009	(4,609)	(4,564)
Total HealthTronics, Inc. shareholders' equity	133,134	130,390
Noncontrolling interest	41,498	43,026
Total equity	174,632	173,416
	$242,310	$249,119

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Period ended March 31, 2010 (Unaudited)

($ in thousands, except share data)	Issued Common Stock		Accumulated	Treasury Stock		Non- Controlling
	Shares	Amount	Deficit	Shares	Amount	Interest	Total
Balance, December 31, 2009	47,556,430	$226,722	$(91,768)	(1,972,322)	$(4,564)	$43,026	$173,416

Net income	--	--	2,321	--	--	12,489	$14,810

Distributions paid to
noncontrolling interest	--	--	--	--	--	(14,262)	$(14,262)

Sale of subsidiary interest to
noncontolling interest	--	--	--	--	--	698	$698

Purchase of subsidiary interest from
noncontrolling interest	--	(77)	--	--	--	(453)	$(530)

Purchase of treasury stock	--	--	--	(15,354)	(45)	--	$(45)

Share-based compensation	4,604	545	--	--	--	--	$545

Balance, March 31, 2010	47,561,034	$227,190	$(89,447)	(1,987,676)	$(4,609)	$41,498	$174,632

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Fee and other revenue collected	$50,125	$42,207
Cash paid to employees, suppliers of goods and others	(33,163)	(25,885)
Interest received	36	50
Interest paid	(489)	(338)
Taxes paid	(198)	(259)

Net cash provided by operating activities	16,311	15,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of entities, net of cash acquired	--	(29)
Purchases of equipment and leasehold improvements	(1,707)	(2,214)
Proceeds from sales of assets	402	39
Other	--	23

Net cash used in investing activities	(1,305)	(2,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,784	203
Payments on notes payable, exclusive of interest	(5,665)	(4,686)
Distributions to noncontrolling interest	(14,041)	(18,183)
Contributions by noncontrolling interest, net of buyouts	167	7
Purchase of treasury stock	(45)	(18)

Net cash used in financing activities	(17,800)	(22,677)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,794)	(9,083)

Cash and cash equivalents, beginning of period	8,412	22,854

Cash and cash equivalents, end of period	$5,618	$13,771

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2010	2009
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,810	$13,718
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	4,009	3,478
Provision for uncollectible accounts	272	120
Provision for deferred income taxes	501	721
Non-cash share based compensation	545	776
Other	(216)	73
Changes in operating assets and liabilities,
net of effect of purchase transactions
Accounts receivable	1,093	(1,124)
Other receivables	(269)	(162)
Inventory	1,283	216
Other assets	(1,113)	(1,801)
Accounts payable	(1,273)	1,692
Accrued expenses	(3,331)	(1,932)
Total adjustments	1,501	2,057
Net cash provided by operating activities	$16,311	$15,775

See accompanying notes to condensed consolidated financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the statement of financial position as of March 31, 2010 and the results of operations and cash flows for the periods presented. Such adjustments are of a normal recurring nature unless otherwise noted herein. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes, other than from normal business activities and as discussed herein.

2. Debt

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

The amended and restated credit agreement extended the maturity date of the revolver to December 31, 2012, increased the borrowing rate, eliminated the interest coverage ratio covenant and replaced it with a fixed charge coverage ratio covenant, increased the dollar limit on stock repurchases by us from $10 million to $20 million (but making repurchases subject to our maintaining a total leverage ratio of 2.00 to 1.00), and other minor amendments. Except as described above, the terms of our original senior credit facility remain in effect under the amended and restated credit agreement. As of March 31, 2010, we have drawn $40.5 million on the revolver.

Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. We were in compliance with the covenants under our senior credit facility as of March 31, 2010.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

Other

As of March 31, 2010, we had notes totaling $4.3 million related to equipment purchased by our limited partnerships, which indebtedness we believe will be repaid from the cash flows of the partnerships. They bear interest at either a fixed rate of five to eight percent or LIBOR or prime plus a certain premium and are due over the next four years.

3. Earnings per share

Basic earnings per share (“EPS”) is based on weighted average shares outstanding without any dilutive effects considered. Diluted EPS reflects dilution from all contingently issuable shares, including options, non-vested stock awards, and warrants. A reconciliation of such EPS data is as follows:

($ in thousands, except per share data)	Basic earnings per share	Diluted earnings per share
Three Months Ended March 31, 2010
Net income attributable to HealthTronics, Inc.	$2,321	$2,321
Weighted average shares outstanding	43,665	43,665
Effect of dilutive securities	--	373
Shares for EPS calculation	43,665	44,038
Net income per share attributable to HealthTronics, Inc.	$0.05	$0.05
Three Months Ended March 31, 2009
Net income attributable to HealthTronics, Inc.	$390	$390
Weighted average shares outstanding	35,892	35,892
Effect of dilutive securities	--	74
Shares for EPS calculation	35,892	35,966
Net income per share attributable to HealthTronics, Inc.	$0.01	$0.01

We did not include in our computation of diluted EPS unexercised stock options and non-vested stock awards to purchase 2,855,000 and 2,712,000 shares of our common stock as of March 31, 2010 and 2009, respectively, because the effect would be antidilutive.

4. Stock-Based Compensation

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

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

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

As of March 31, 2010, total unrecognized share-based compensation cost related to unvested stock options was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. We also had $1.8 million of unrecognized compensation costs related to nonvested stock awards as of March 31, 2010, which is expected to be recognized over a weighted average period of approximately 1.5 years. For the quarter ended March 31, 2010 and 2009, we have included approximately $531,000 and $776,000, respectively, for share-based compensation cost in the accompanying condensed consolidated statements of income.

Share-based compensation expense recognized during the quarterly periods ended March 31, 2010 and 2009 is related to awards granted prior to, but not yet fully vested as of January 1, 2006 and awards granted subsequent to December 31, 2005. We have historically and continue to estimate the fair value of stock options using the Black-Scholes-Merton (“Black Scholes”) option-pricing model. For our performance-based nonvested stock awards, we relied upon a closed-form barrier option valuation model, which is a derivation of the Black Scholes model, to determine the fair value of the awards and utilized a lattice model to analyze the appropriate service period. For our service-based nonvested stock awards, fair value is based on the fair value at the grant date.

5. Inventory

As of March 31, 2010 and December 31, 2009, inventory consisted of the following:

($ in thousands)	March 31, 2010	December 31, 2009
Raw Materials	$7,230	$7,381
Work in process	346	414
Finished Goods	3,640	4,703

	$11,216	$12,498

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

6. New Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010.

In October 2009, the FASB updated FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. Our adoption of this ASC on January 1, 2010 had no material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted this standard on January 1, 2010. The adoption of this standard had no material impact on our financial statements.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

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

7. Acquisitions

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

On September 25, 2009, we acquired US Surgical Services, LLC (“US Surgical”) for $400,000 in cash and an earn-out provision pursuant to which we could pay up to $1,350,000 in additional consideration. Randy Wheelock, who is the brother of Argil Wheelock, one of the members of our Board of Directors, was one of the two 50% owners of US Surgical. Thus, in exchange for his 50% ownership interest in US Surgical, Randy Wheelock was paid $200,000 in cash and will be entitled to 50% of any earn-out consideration paid. In addition, in connection with this acquisition, we entered into a consulting agreement with Randy Wheelock pursuant to which he will provide consulting services to us for 15 months following closing in exchange for a payment of $10,000 per month.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

Our unaudited proforma combined income data for the periods ended March 31, 2009, assuming the acquisitions were effective January 1 of each period, is as follows:

($ in thousands, except per share data)	Three Months Ended March 31, 2009
Total revenues	$49,474
Total expenses	(50,272)
Net income (loss) attributable to HealthTronics, Inc.	$(798)
Diluted earnings per share	$(0.02)

8. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our significant financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
( $ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,618	$5,618	$8,412	$8,412

Financial liabilities:
Debt	$44,826	$44,826	$48,519	$48,519
Other long-term obligations	1,865	1,760	3,373	3,305

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

Other Long-Term Obligations

At March 31, 2010, we had $1,500,000 in long term deferred rent related to leaseholds at our new corporate office space in Austin, Texas. We are amortizing this deferred rent at a rate of $22,569 per month. At March 31, 2010, we had a long term obligation totaling $270,000 for restructuring costs related to the vacating of a leased property. Lease payments, net of the projected sublease income, totaling approximately $500,000 will continue until February 2013. At March 31, 2010, we had a long term obligation of $95,000 related to payments of $10,534 a month until December 2011 as consideration for a noncompetition agreement with a previous employee of our Endocare division. Leases have been recorded at fair value. We estimated the fair value of our long term obligations based on discounted cash flows, which is a level three analysis.

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

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

9. Variable Interest Entities

We have determined that one of our consolidated partnerships, acquired in the HSS merger and in which we have a 20% interest, has certain related party relationships with two Variable Interest Entities (VIE), and in accordance with ASC 810, has consolidated those entities. As a result of consolidating the VIEs, of which the partnership is the primary beneficiary, we have recognized noncontrolling interest of approximately $800,000 on our consolidated balance sheets at March 31, 2010 and December 31, 2009, which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets. Rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected on our consolidated balance sheet as of March 31, 2010 and December 31, 2009 are $4.7 million and $4.3 million, respectively, of VIE assets, representing all of the assets of the VIEs. The VIEs assist the partnership in providing urological services, minimally invasive prostate treatments, and other services in the Greater New York metropolitan area.

10. Subsequent Events

On May 5, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endo Pharmaceuticals Holdings Inc. (“Endo”) and HT Acquisition Corp., a wholly-owned subsidiary of Endo (“Purchaser”), pursuant to which Endo will acquire us.

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Endo (through Purchaser) has agreed to commence a cash tender offer (the “Offer”) to purchase all of our issued and outstanding shares of common stock (the “Shares”) at a price of $4.85 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”). The Offer will expire at 5 p.m. New York City time on July 1, 2010, unless extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission (such time, the “Offer Closing”).

HEALTHTRONICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

The Offer, if successful, will be followed by a merger (the “Merger”) of Purchaser with and into us, with us as the surviving corporation and a wholly-owned subsidiary of Endo. In the Merger, any Shares not tendered into the Offer, other than Shares held by us, Endo, Purchaser or shareholders who have validly exercised their appraisal rights under the Georgia Business Corporation Code, will be cancelled and automatically converted into the right to receive the same per share consideration paid to shareholders in the Offer.

The consummation of the Offer is subject to the satisfaction or waiver of certain conditions, including a minimum of the majority of outstanding Shares on a fully diluted basis having been tendered into the Offer, the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, and other customary conditions.

Pursuant to the Merger Agreement and subject to certain exceptions, we granted to Purchaser an irrevocable option (the “Top-Up Option”) to purchase, at a per Share price equal to the Offer Price, newly-issued Shares in an amount up to the lowest number of Shares that, when added to the number of Shares owned by Purchaser at the time of exercise of the Top-Up Option, will constitute one Share more than 90% of the total Shares outstanding on a fully-diluted basis. The price per share to be paid for the Top-Up shares will be the Offer Price.

The Merger Agreement contains certain termination rights of Endo and us and provides that, upon the termination of the Merger Agreement under certain circumstances, we would be required to pay Endo a termination fee equal to $8 million.

Concurrently with the execution and delivery of the Merger Agreement, Endo and Purchaser entered into an agreement with each of James S.B. Whittenburg, Richard A. Rusk, Clint B. Davis, Scott A. Herz and Laura A. Miller pursuant to which each of them has irrevocably agreed to tender the shares of our common stock beneficially owned by them in the Offer. Also concurrently with the execution and delivery of the Merger Agreement, Endo and Purchaser entered into an executive employment agreement with each of Messrs. Whittenburg, Rusk, Davis, and Herz, which agreements will not become effective until the Offer Closing.

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

Although the non-physician fee under both retail and wholesale contracts varies widely based on geographical markets and the identity of the third party payor, we estimate that nationally, on average, our share of the non-physician fee was roughly $2,100, respectively, for both 2010 and 2009. At this time, we do not anticipate a material shift between our retail and wholesale arrangements, or a material change in our share of the non-physician fee.

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

Recent Developments

Endo Pharmaceuticals Transaction

On May 5, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endo Pharmaceuticals Holdings Inc. (“Endo”) and HT Acquisition Corp., a wholly-owned subsidiary of Endo (“Purchaser”), pursuant to which Endo will acquire us.

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Endo (through Purchaser) has agreed to commence a cash tender offer (the “Offer”) to purchase all of our issued and outstanding shares of common stock (the “Shares”) at a price of $4.85 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”). The Offer will expire at 5 p.m. New York City time on July 1, 2010, unless extended in accordance with the terms of the Merger Agreement and the applicable rules and regulations of the Securities and Exchange Commission (such time, the “Offer Closing”).

The Offer, if successful, will be followed by a merger (the “Merger”) of Purchaser with and into us, with us as the surviving corporation and a wholly-owned subsidiary of Endo. In the Merger, any Shares not tendered into the Offer, other than Shares held by us, Endo, Purchaser or shareholders who have validly exercised their appraisal rights under the Georgia Business Corporation Code, will be cancelled and automatically converted into the right to receive the same per share consideration paid to shareholders in the Offer.

The consummation of the Offer is subject to the satisfaction or waiver of certain conditions, including a minimum of the majority of outstanding Shares on a fully diluted basis having been tendered into the Offer, the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, and other customary conditions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the Merger Agreement and subject to certain exceptions, we granted to Purchaser an irrevocable option (the “Top-Up Option”) to purchase, at a per Share price equal to the Offer Price, newly-issued Shares in an amount up to the lowest number of Shares that, when added to the number of Shares owned by Purchaser at the time of exercise of the Top-Up Option, will constitute one Share more than 90% of the total Shares outstanding on a fully-diluted basis. The price per share to be paid for the Top-Up shares will be the Offer Price.

The Merger Agreement contains certain termination rights of Endo and us and provides that, upon the termination of the Merger Agreement under certain circumstances, we would be required to pay Endo a termination fee equal to $8 million.

Concurrently with the execution and delivery of the Merger Agreement, Endo and Purchaser entered into an agreement with each of James S.B. Whittenburg, Richard A. Rusk, Clint B. Davis, Scott A. Herz and Laura A. Miller pursuant to which each of them has irrevocably agreed to tender the shares of our common stock beneficially owned by them in the Offer. Also concurrently with the execution and delivery of the Merger Agreement, Endo and Purchaser entered into an executive employment agreement with each of Messrs. Whittenburg, Rusk, Davis, and Herz, which agreements will not become effective until the Offer Closing.

Endocare Transaction

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

General

We continue to look at strategic acquisition opportunities and believe conditions in the market favor our strong financial position, national platform of urologist relationships, and diversification within the urologist services space.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies and estimates:

Impairments of goodwill and other intangible assets are both a critical accounting policy and estimate that require judgment and are based on assumptions of future operations. We are required to test for impairments at least annually or if circumstances change that would reduce the fair value of a reporting unit below its carrying value. We test for impairment of goodwill during the fourth quarter. As of March 31, 2010, we have two reporting units, urology services and anatomical pathology services. The fair value of each reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. Because we have recognized goodwill based solely on our controlling interest, the fair value of each reporting unit also relates only to our controlling interest. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Both the income approach and the market approach require significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data and other relevant factors. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue, EBIT and EBITDA a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay.

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

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Our total revenues for the three months ended March 31, 2010 increased $4,777,000 as compared to the same period in 2009 primarily driven by revenues of $4,386,000 from our new Endocare subsidiary. Revenues from our lithotripsy operations increased slightly in the first quarter of 2010 as compared to the same period in 2009, and revenues from our prostate business increased $1,604,000 in the first quarter of 2010 as compared to the same period in 2009. Prostate revenues from cryosurgery treatments increased $1,017,000 and, along with increased laser revenues of $403,000, were the primary driver of the total increase in prostate revenues for the quarter ended March 31, 2010 as compared to the same quarter in 2009. Lithotripsy procedure revenues on a same store basis in the first quarter of 2010 remained consistent with the same period in 2009. Manufacturing and consumable revenues for the period ended March 31, 2010 increased $2,564,000 from the same period in 2009. This increase is entirely driven by sales to external customers from our new Endocare subsidiary. Contract service revenues remained consistent in the first quarter of 2010 with the same period in 2009. Revenues from our laboratory operations increased $756,000 in the quarter ended March 31, 2010 over the same period in 2009. This increase primarily resulted from volume growth predominately at our Georgia location.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our cost of revenues increased $1,161,000 in the first quarter of 2010 as compared to the same period in 2009. The primary causes of this increase relate to the cost of revenues attributable to our new Endocare subsidiary, the costs from which totaled $424,000, growth in our lab operations, which had increased costs totaling $408,000 in the first quarter of 2010 as compared to the same period in 2009, and costs at our partnerships which increased $452,000 in 2010 as compared to the same quarter in 2009. The increase in partnership costs was approximately 2% and related primarily to compensation related expenses. Our selling, general and administrative costs for the quarter ended March 31, 2010 increased $1,761,000 over the same period in 2009. This increase was primarily driven by approximately $1,213,000 in increased costs for our new Endocare subsidiary sales and marketing efforts and $604,000 for increase sales and marketing efforts at our Lab in 2010 as compared with the same quarter in 2009.

Net income attributable to noncontrolling interest for the three month period ended March 31, 2010 decreased $839,000 compared to the same period in 2009, primarily related to decreases in net income at our cryosurgical and laser partnerships, which were restructured in the fourth quarter of 2009 as a result of the new heathcare regulations.

Provision for income taxes in the first quarter of 2010 was consistent with the income tax provision for the first quarter of 2009, in spite of increased pretax income. For the next several years, we will only be an alternative minimum tax payer as we will utilize our existing net operating loss carryforwards to offset any current taxes payable. Accordingly, we expect our effective tax rate and our provision for income taxes, relative to pretax income, in future periods to decrease as compared to 2009.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $5,618,000 and $8,412,000 at March 31, 2010 and December 31, 2009, respectively. Beginning in 2009, our subsidiaries began distributing available cash on a monthly basis, after establishing reserves for estimated capital expenditures and working capital. Prior to 2009, they generally distributed all of their available cash quarterly, which lead to an accumulated cash balance at the end of each quarter. For the periods ended March 31, 2010 and 2009, our subsidiaries distributed cash of approximately $14,041,000 and $18,183,000, respectively, to noncontrolling interest holders.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by our operating activities, after noncontrolling interest, was $16,311,000 for the period ended March 31, 2010 and $15,775,000 for the period ended March 31, 2009. From 2009 to 2010, fee and other revenue collected increased by $7,918,000 due primarily to increased revenues from our acquisitions as well as timing of the collections of accounts receivable. Cash paid to employees, suppliers of goods and others increased by $7,278,000 in 2010. This fluctuation is primarily attributable to increased operating expenses from our acquisitions and timing of payments, primarily related to certain Endocare related severance payments and our annual bonus program payments.

Cash used by our investing activities for the three months ended March 31, 2010, was $1,305,000. We purchased equipment and leasehold improvements totaling $1,707,000 in the first quarter of 2010. Cash used by our investing activities for the period ended March 31, 2009, was $2,181,000. We purchased equipment and leasehold improvements totaling $2,214,000 in the first quarter of 2009.

Cash used in our financing activities for the three months ended March 31, 2010, was $17,800,000, primarily due to distributions to noncontrolling interests of $14,041,000 and payments on notes payable of $5,665,000 partially offset by borrowings on notes payable of $1,784,000. Cash used in our financing activities for the three months ended March 31, 2009, was $22,677,000, primarily due to distributions to noncontrolling interests of $18,183,000 and payments on notes payable of $4,686,000 partially offset by borrowings on notes payable of $203,000.

Accounts receivable as of March 31, 2010 has decreased $1,364,000 from December 31, 2009. This decrease relates primarily to the timing of collections.

Inventory as of March 31, 2010 totaled $11,216,000 and decreased $1,282,000 from December 31, 2009.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2010 we have drawn $40.5 million on the revolver. Our senior credit facility contains covenants that, among other things, limit our ability to incur debt, create liens, make investments, sell assets, pay dividends, make capital expenditures, make restricted payments, enter into transactions with affiliates, and make acquisitions. In addition, our facility requires us to maintain certain financial ratios. Our assets and the stock of our subsidiaries collateralize the revolving credit facility. We were in compliance with the covenants under our senior credit facility as of March 31, 2010.

Other

Other long term debt. As of March 31, 2010, we had notes totaling $4.3 million related to equipment purchased by our limited partnerships. These notes are paid from the cash flows of the related partnerships. They bear interest at either a fixed rate ranging from five to eight percent or LIBOR or prime plus a certain premium and are due over the next four years.

Other long term obligations. At March 31, 2010, we had an obligation of $253,000 related to payments of $21,067 per month until June 2010, and then $10,534 per month until December 2011, as consideration for a noncompetition agreement with a previous employee of our Endocare division and an obligation totaling $13,000 related to payments of $3,333 per month until July 15, 2010 as consideration for a noncompetition agreement with a previous employee.

General

The following table presents our contractual obligations as of March 31, 2010 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)	$44,826	$1,931	$42,396	$113	$386
Operating leases (2)	10,231	2,974	4,242	2,519	496

Other contracts (3)	266	171	95	--	--

Total	$55,323	$5,076	$46,733	$2,632	$882

(1)	Represents long term debt as discussed above.
(2)	Represents operating leases in the ordinary course of our business.
(3)	Represents non-compete obligations of $266, as described above.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the scheduled principal repayments for all long term debt as of March 31, 2010 are payable as follows:

($ in thousands)
2010	$1,931
2011	1,188
2012	41,208
2013	77
2014	36
Thereafter	386

Total	$44,826

Our primary sources of cash are cash flows from operations and borrowings under our senior credit facility. Our cash flows from operations and therefore our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, will depend on our future performance, which is subject to general economic, financial competitive, legislative, regulatory and other factors discussed under “Risk Factors” under Part I of our 2009 Annual Report on Form 10-K. Likewise, our ability to borrow under our senior credit facility will depend on these factors, which will affect our ability to comply with the covenants in our facility and our ability to obtain waivers for, or otherwise address, any noncompliance with the terms of our facility with our lenders.

We intend to increase our urology services operations primarily through forming new operating partnerships in new markets, expanding our IGRT customer base and by acquisitions. We seek opportunities to grow our operations by expanding our anatomical pathology lab operations and acquisitions. We intend to fund the purchase price for future acquisitions and developments using borrowings under our senior credit facility and cash flows from our operations. In addition, we may use shares of our common stock in such acquisitions where we deem appropriate.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010 and 2009.

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

In June 2009, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810”), regarding the consolidation of variable interest entities (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. Our adoption of this ASC on January 1, 2010 had no material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (“ASC 860”), (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted this standard on January 1, 2010. The adoption of this standard had no material impact on our financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2010, we had long-term debt (including current portion) totaling $44,826,000, of which $2,361,000 had fixed rates of 5% to 8%, and $42,465,000 incurred interest at a variable rate equal to a specified prime rate. We are exposed to some market risk due to the remaining floating interest rate debt totaling $42,465,000. We make monthly or quarterly payments of principal and interest on $1,735,000 of the floating rate debt. An increase in interest rates of 1% would result in a $425,000 annual increase in interest expense on this existing principal balance.

Item 4 – Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Except as provided below, in addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There are no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2009.

U.S. healthcare reform could adversely affect our business, revenues, and results of operations.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive healthcare reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). This legislation is far-reaching and is intended to expand access to health insurance coverage over time. The legislation also places new regulations on the health insurance sector including guaranteed coverage requirements and increased restrictions on rescinding insurance coverage. In addition, the legislation changes the way healthcare is financed by both government and private insurers, including payment reforms that may establish payments to hospitals and physicians based in part on quality measures. While many of the provisions of the legislation will not apply directly to us, they will affect the physicians, hospitals, and payors that we have relationships with. In addition, the legislation imposes a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. The legislation may also have an impact on our costs for the provision of group health insurance to our employees. Various healthcare reform proposals have also been proposed at the state level. We cannot predict with certainty what healthcare reform, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation will have on us. However, this healthcare reform legislation and any future legislation may lower reimbursements for our products and services, reduce treatments, and adversely affect our business, revenues and results of operations, possibly materially.

As discussed under “Recent Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, on May 5, 2010 we entered into an agreement and plan of merger with Endo Pharmaceuticals Holdings, Inc. pursuant to which Endo (through a wholly-owned merger subsidiary) will conduct a cash tender offer for all outstanding shares of our common stock for $4.85 per share. The tender offer, if successful, will be followed by a merger of the Endo merger subsidiary into us, and we will continue as a wholly-owned subsidiary of Endo. In the merger, those shares not tendered in the tender offer (other than shares held by us, Endo, the Endo merger subsidiary, or shareholders who have validly exercised their appraisal rights under Georgia law) will be cancelled and automatically converted into the right to receive $4.85 per share in cash.

The tender offer and the merger may not be completed. If the tender offer and the merger are not completed, our stock price and future business and operations could be harmed.

The completion of the tender offer is subject to the satisfaction or waiver of certain conditions, including a minimum of the majority of outstanding shares on a fully-diluted basis having been tendered into the tender offer, the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, and other customary conditions. If any of these conditions are not satisfied or waived, the tender offer and the merger may not be completed.

If the tender offer and the merger are not completed for any reason, we may be subject to a number of risks, including the following:

•	we may be required to pay a termination fee of $8 million upon termination of the merger agreement in certain circumstances;

•	the price of our common stock may decline; and

•	costs related to the tender offer and the merger must be paid even if the tender offer and the merger are not completed.

The completion of the tender offer may adversely affect the liquidity and value of the shares not tendered.

If the tender offer is completed but all shares are not tendered in the tender offer, the number of shareholders and the number of shares publicly held will be greatly reduced. As a result, the closing of the tender offer could adversely affect the liquidity and market value of the remaining shares held by the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs

Month 1 (1/1/2010 – 1/31/2010)	7,440	(b)	$2.48	--
Month 2 (2/1/2010 – 2/28/2010)	--		$--	--
Month 3 (3/1/2010 – 3/31/2010)	7,914	(b)	$3.37	--
Total	15,354		$2.94	--	6,260,000

(a)	On October 6, 2008, our Board of Directors authorized the repurchase of up to $10 million of our common stock. We anticipate that the stock will be repurchased through privately-negotiated transactions or on the open market. We intend to comply with the SEC’s Rule 10b-18, and the repurchases will be subject to market conditions, applicable legal requirements, and other factors. We are not obligated to repurchase shares under the program, and our Board of Directors may suspend or terminate the program at any time. The repurchase program has no expiration date. We have no repurchase plans or programs that expired during the period covered by the above table, and we have no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Represents shares used by 9 employees to pay their federal tax withholding obligation related to the vesting of certain restricted stock awards in January and March 2010.

Item 6. Exhibits.

31.1* 31.2* 32.1* 32.2*	Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	HEALTHTRONICS, INC. By: /s/ Richard A. Rusk Richard A. Rusk Chief Financial Officer